Form 10-Q
period 2018-01-31
Rafael Holdings, Inc.
filed 2018-03-12
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55863

RAFAEL HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2296593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Broad Street, Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

(973) 438-3500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐   No  ☒

As of March 12, 2018, the registrant had the following shares outstanding:

Common stock, $.01 par value:	100 shares outstanding

RAFAEL HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

RAFAEL HOLDINGS, INC.

COMBINED BALANCE SHEETS

	January 31, 2018	July 31, 2017
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$12,008	$11,756
Trade accounts receivable, net of allowance for doubtful accounts of $82 at January 31, 2018 and July 31, 2017	226	264
Prepaid expenses and other current assets	191	147
Total current assets	12,425	12,167
Property and equipment, net	50,967	51,160
Investments	11,700	13,478
Deferred income tax assets, net	22	8,859
Patents	155	—
In Process Research and Development	1,588	—
Other assets	787	540
Total assets	$77,644	$86,204

Liabilities and equity
Current liabilities:
Trade accounts payable	$89	$115
Accrued expenses	423	213
Other current liabilities	20	35
Total current liabilities	532	363
Due to IDT Corporation	24,391	23,693
Other liabilities	95	70
Total liabilities	25,018	24,126

Commitments and contingencies
Equity:
Rafael Holdings, Inc. members’ equity:
Group equity	40,554	50,427
Accumulated other comprehensive income	2,394	2,316
Total Rafael Holdings, Inc. members’ equity	42,948	52,743
Noncontrolling interests	9,678	9,335
Total equity	52,626	62,078
Total liabilities and equity	$77,644	$86,204

See accompanying notes to combined financial statements.

RAFAEL HOLDINGS, INC.

COMBINED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenues:
Rental – Third Party	$298	396	685	585
Rental – Related Party	489	770	994	1,682
Parking	169	171	384	469
Total revenues	956	1,337	2,063	2,736
Costs and expenses:
Selling, general and administrative	1,343	776	3,079	1,629
Depreciation and amortization	429	434	853	822
(Loss) income from operations	(816)	127	(1,869)	285
Interest income	(2)	(2)	(4)	(7)
Net gains resulting from foreign exchange transactions	(107)	(51)	(118)	(32)
Net loss on equity investments	—	—	107	—
Gain on disposal of bonus shares	—	—	(246)	—
(Loss) income before income taxes	(707)	180	(1,608)	324
(Benefit from) provision for income taxes	15	14	8,443	30
Net (loss) income	(722)	166	(10,051)	294
Net loss attributable to noncontrolling interests	176	—	176	—
Net (loss) income attributable to Rafael Holdings, Inc.	$(546)	166	(9,875)	294

See accompanying notes to combined financial statements.

RAFAEL HOLDINGS, INC.

COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(in thousands)
Net (loss) income	$(722)	$166	$(10,051)	$294
Other comprehensive income:
Foreign currency translation adjustments	68	8	78	8
Comprehensive income	(654)	174	(9,973)	302
Comprehensive loss attributable to noncontrolling interests	19	—	19	—
Comprehensive (loss) income attributable to Rafael Holdings, Inc.	$(673)	$174	$(9,992)	$302

See accompanying notes to combined financial statements.

RAFAEL HOLDINGS, INC.

COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31,
	2018	2017
	(in thousands)
Operating activities
Net (loss) income	$(10,051)	$294
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	853	822
Deferred income taxes	8,837	7
Realized gain on disposal of bonus shares	(246)	—
Non-cash compensation	606	—
Interest in the equity of investments	439	—
Change in assets and liabilities:
Accounts and rents receivable	38	(79)
Other current assets and prepaid expenses	(60)	(252)
Other assets	(260)	7
Accounts payable and accrued expenses	77	29
Other current liabilities	(15)	—
Due to IDT Corporation	(202)	(1,211)
Other liabilities	25	15
Net cash provided by (used in) operating activities	41	(368)

Investing activities
Purchases of property and equipment	(728)	(1,146)
Purchase of investments	—	(8,300)
Net cash used in investing activities	(728)	(9,446)

Financing activities
Proceeds from sale of member interests in CS Pharma Holdings, LLC	—	10,000
Cash advances from IDT Corporation, net of repayments	900	9,326
Net cash used in financing activities	900	19,326
Effect of exchange rate changes on cash and cash equivalents	39	10
Net increase in cash and cash equivalents	252	9,552
Cash and cash equivalents at beginning of period	11,756	2,339
Cash and cash equivalents at end of period	$12,008	$11,861

Supplemental Schedule of Non-Cash Financing and Investing Activities
Cash payments made for taxes	$—	$—
Cash payments made for interest	$—	$—

See accompanying notes to combined financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of Business

Rafael Holdings, Inc. (“Rafael Holdings”), a Delaware corporation, is a wholly-owned subsidiary of IDT Corporation (“IDT” or the “Parent”). On or about March 26, 2018, IDT expects to complete a tax-free spinoff (the “Spin-Off”) of our capital stock, through a pro rata distribution of our common stock to its stockholders of record as of the close of business on March 13, 2018 (the “Spin-Off record date”). As a result of the Spin-Off, each of IDT’s stockholders will receive: (i) one share of our Class A common stock for every two shares of IDT’s Class A common stock held on the Spin-Off record date; (ii) one share of our Class B common stock for every two shares of IDT’s Class B common stock held on the Spin-Off record date; and (iv) cash in lieu of a fractional share of all classes of our common stock. The combined financial statements include all of the accounts of the following wholly-owned subsidiaries of IDT, which will be contributed to Rafael Holdings prior to the Spin-Off: IDT 225 Old NB Road, LLC, a Delaware Limited Liability Company; IDT Realty LLC, a New Jersey Limited Liability Company; I.D.T. R.E. Holdings, Ltd., an Israeli Company; Broad Atlantic Associates LLC, a Delaware Limited Liability Company; Broad Atlantic Realty LLC, a Delaware Limited Liability Company; Hillview Avenue Realty, a Delaware Limited Liability Company; Hillview Avenue Realty JV, a Delaware Limited Liability Company; IDT Capital Real Estate Holdings LLC, a Delaware Limited Liability Company; and IDT Capital, Inc., a Delaware Corporation. Additionally, it includes the accounts of the majority-owned Lipomedix Pharmaceuticals, Ltd., an Israeli Company.

The “Company” in these financial statements refers to Rafael Holdings on this combined basis as if Rafael Holdings existed and owned the above interests in these entities in all periods presented.

All significant intercompany accounts and transactions have been eliminated in combination.

Properties

The Company owns commercial real estate located at 520 Broad Street, Newark, New Jersey, which serves as headquarters for IDT, Genie Energy Ltd. and the Company, and a related 800-car public parking garage across the street, as well as a building located at 225 Old New Brunswick Road in Piscataway, New Jersey that is used partially by IDT Telecom, Inc. for certain of its operations. Additionally, the Company owns a portion of the 6th floor of a building located at 5 Shlomo Halevi Street, in Jerusalem, Israel.

Basis of Presentation

The accompanying unaudited combined financial statements the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2018. The balance sheet at July 31, 2017 has been derived from the Company’s audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the combined financial statements and footnotes thereto included elsewhere in the Registration Statement on Form 10-12G filed on February 19, 2018.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal year 2017 refers to the fiscal year ending July 31, 2017).

Note 2 — Acquisition of Lipomedix Pharmaceuticals Ltd. (“Lipomedix”)

Lipomedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

As a result of its initial $100,000 investment, the Company received approximately 3.2% of the common shares outstanding. During the second quarter of fiscal year 2017, the Company made an additional $300,000 investment in Lipomedix, increasing its ownership to 13.95% of the issued and outstanding ordinary shares, as well as providing Lipomedix with an advance of $200,000. During the fourth quarter of fiscal year 2017, the Company made an additional $1.1 million investment, inclusive of the $200,000 advance, in Lipomedix, increasing its ownership to 38.86% of the issued share capital of the issued and outstanding ordinary shares. As such, the Company began accounting for this investment under the equity method as of and for the fourth quarter of fiscal year 2017. During the fourth quarter of fiscal year 2017, the Company recognized approximately $113,000 as its proportionate share of Lipomedix's loss. As of July 31, 2017, Lipomedix had assets totaling $1.2 million and liabilities totaling $77,000.

RAFAEL HOLDINGS, INC. AND AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS

Note 2 — Acquisition of Lipomedix Pharmaceuticals Ltd. (“Lipomedix”) (cont.)

On November 16, 2017, the Company exercised its option to purchase additional shares in Lipomedix for $900,000, which increased its ownership to 50.6% of the issued and outstanding ordinary shares. As such, the Company began consolidating this investment as of and for the second quarter of fiscal year 2018.

The impact of the acquisition’s purchase price allocations on the Company’s combined balance sheet and the acquisition date fair value of the total consideration transferred were as follows:

(in thousands)	November 16, 2017
Other current assets	$16
Property and equipment, net	8
In Process Research and Development	1,575
Patents	155
Accounts payable	(85)
Accrued expenses	(22)
Net assets, excluding cash acquired and noncontrolling interest	$1,647
Supplemental information: Cash paid	$2,400
Cash acquired	1,060
Cash paid, net of cash acquired	1,340
Historical loss on investment	(252)
Noncontrolling interest	559
Total consideration, net of cash acquired and noncontrolling interest	$1,647

Note 3 — Fair Value Measurements

The following table presents the balance of assets measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
January 31, 2018
Available-for-sale securities:
Rafael Pharmaceuticals convertible promissory notes	$—	$—	$6,300	$6,300
Total	$—	$—	$6,300	$6,300
July 31, 2017
Available-for-sale securities:
Rafael Pharmaceuticals convertible promissory notes	$—	$—	$6,300	$6,300
Total	$—	$—	$6,300	$6,300

At January 31, 2018 and July 31, 2017, the Company did not have any liabilities measured at fair value on a recurring basis.

At January 31, 2018 and July 31, 2017, the fair value of the Rafael convertible promissory notes, which were classified as Level 3, was estimated based on a valuation of Rafael Pharmaceuticals by reference to recent transactions in its securities, the September 2016 Series D Convertible Note investment, as well as utilizing a discounted cash flow technique under the Income Approach and other factors that could not be corroborated by the market.

RAFAEL HOLDINGS, INC. AND AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS

Note 3 — Fair Value Measurements (cont.)

The following tables summarize the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the six months ended January 31, 2018 or the year ended July 31, 2017.

	Six Months Ended, January 31
(in thousands)	2018	2017
Balance, beginning of period	$6,300	$2,000
Total gains included in other comprehensive income	—	2,200
Purchases	—	—
Balance, end of period	$6,300	$4,200

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—

The Company’s financial instruments include accounts and rents receivable, accounts payable, and due to IDT Corporation. The recorded carrying amount of accounts and rents receivable, accounts payable and due to IDT Corporation approximates their fair value due to their short-term nature. Other than noted above, the Company did not have any other assets or liabilities that were measured at fair value on a recurring basis as of January 31, 2018 or July 31, 2017.

Note 4 — Establishment of Valuation Allowance for Deferred Tax Asset

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the amendments to related party leases effective August 1, 2017, which, in comparison to fiscal year 2017, will reduce revenues by approximately $1.7 million annually through 2025. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth. On the basis of this evaluation, a valuation allowance of $8.4 million was recorded to reserve for the entirety of the Company’s domestic deferred tax asset during the first quarter of fiscal 2018. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased, or if additional weight is given to subjective evidence, such as the Company’s projections for growth.

Note 5 — Investment in Rafael Pharmaceuticals, Inc. (“Rafael Pharmaceuticals”)

Rafael Pharmaceuticals is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells.

On December 7, 2015, IDT approved an investment of up to $10 million in Rafael Pharmaceuticals. $2 million of this investment was funded as of July 31, 2016, as follows: $500,000 funded upon signing the Subscription and Loan Agreement during the second quarter of fiscal year 2016; and $1.5 million funded during the third quarter of fiscal year 2016. The initial $2 million investment was in exchange for Rafael Pharmaceuticals' 3.5% convertible promissory notes due in fiscal year 2018. To date, the Company has not accrued interest on this note, as collection cannot be reasonably assured; however, the Company has received an independent appraisal indicating the fair value of its investment in Rafael Pharmaceuticals exceeds the carrying value. On September 16, 2016, the Company made an additional $8 million investment in exchange for Rafael Pharmaceuticals' 3.5% convertible promissory notes due in fiscal year 2018.

Upon Spin-Off, the Company will own, subsequent to January 31, 2018, its interests/rights in Rafael Pharmaceuticals through a 90%-owned non-operating subsidiary, IDT-Rafael Holdings, LLC. (“IDT-Rafael Holdings”). IDT-Rafael Holdings holds warrants to purchase a significant stake in Rafael Pharmaceuticals, as well as other equity and governance rights in Rafael Pharmaceuticals, and owns 50% of CS Pharma Holdings, LLC (“CS Pharma”), a non-operating entity which holds the convertible debt and other rights to purchase equity interests in Rafael Pharmaceuticals.

Those interests/rights include:

1.	$10,000,000 of Series D Convertible Notes of Rafael Pharmaceuticals held by CS Pharma.

2.	A warrant to purchase 56% of the capital stock of Rafael Pharmaceuticals — the right to exercise the first $10,000,000 worth of the warrant is held by CS Pharma; and the remainder is held directly by IDT-Rafael Holdings.

3.	Certain governance rights, including appointment of directors.

RAFAEL HOLDINGS, INC. AND AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS

Note 5 — Investment in Rafael Pharmaceuticals, Inc. (“Rafael Pharmaceuticals”) (cont.)

On March 2, 2017, Howard Jonas, IDT’s Chairman of the Board, and Chairman of the Board of Rafael Pharmaceuticals, purchased 10% of IDT-Rafael Holdings for a purchase price of $1 million, which represented 10% of the Company’s cost basis in IDT-Rafael Holdings. Accordingly, we will hold an effective 45% indirect interest in the assets held by CS Pharma, including its cash. Separately, Howard Jonas and Deborah Jonas jointly own $525,000 of Series C Convertible Notes of Rafael Pharmaceuticals, and The Howard S. and Deborah Jonas Foundation owns $525,000 of Series C Notes of Rafael Pharmaceuticals.

Additionally, the Company previously owned the contractual right to receive "Bonus Shares" for an additional 10% of the outstanding capital stock of Rafael Pharmaceuticals that are issued only upon achieving certain milestones. If the milestones are met, Bonus Shares are to be issued without any additional payment.

On September 12, 2017, IDT’s Compensation Committee, Corporate Governance Committee and Board of Directors approved a compensatory arrangement with Howard S. Jonas related to this right to receive additional Rafael Pharmaceutical shares. In connection with this arrangement, IDT-Rafael Holdings distributed this right to its members such that the Company received the right to 9% of the outstanding capital stock of Rafael Pharmaceuticals and Mr. Jonas received the right to 1% of the outstanding capital stock of Rafael Pharmaceuticals. In addition, as compensation for assuming the role of Chairman of the Board of the Company, and to create additional incentive to contribute to its success, on September 19, 2017, the Company assigned its right to receive 9% of the outstanding capital stock of Rafael Pharmaceuticals to Mr. Jonas. The right is further transferable by Mr. Jonas, in his discretion.

The Rafael Pharmaceuticals Series D Note earns interest at 3.5% per annum, with principal and accrued interest due and payable on September 16, 2018. The Series D Note is convertible at the holder’s option into shares of Rafael Pharmaceuticals’ Series D Preferred Stock. The Series D Note also includes a mandatory conversion into Rafael Pharmaceuticals common stock upon a qualified initial public offering, and conversion at the holder’s option upon an unqualified financing event. In all cases, the Series D Note conversion price is based on the applicable financing purchase price. IDT-Rafael Holdings and CS Pharma were issued warrants to purchase shares of capital stock of Rafael Pharmaceuticals representing up to 56% of the then issued and outstanding capital stock of Rafael Pharmaceuticals, on an as-converted and fully diluted basis. The right to exercise warrants as to the first $10 million thereof is held by CS Pharma and the remainder is owned by IDT-Rafael Holdings. The warrant expires on December 31, 2020. Currently, if the Company desires to raise additional financing from unaffiliated parties in connection with its exercise of its warrant or other current rights to invest in Rafael Pharmaceuticals (but not including the Rafael Pharmaceuticals rights held by CS Pharma), it first must give the other CS Pharma holders the opportunity to provide such financing on a pro rata basis. The exercise price of the warrant is the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments. The minimum initial and subsequent exercises of the warrant shall be for such number of shares that will result in at least $5 million of gross proceeds to Rafael Pharmaceuticals, or such lesser amount as represents 5% of the outstanding capital stock of Rafael Pharmaceuticals, or such lesser amount as may then remain unexercised. The warrant will expire upon the earlier of December 31, 2020 or a qualified initial public offering or liquidation event of Rafael Pharmaceuticals.

As of January 31, 2018, and based on current shares issued and outstanding of Rafael Pharmaceuticals, the Company would need to pay approximately $71 million to exercise the warrant in full and approximately $56 million to purchase a 51% controlling stake. On an as-converted and fully diluted basis (for all convertible securities of Rafael Pharmaceuticals outstanding), the Company would need approximately $122 million to exercise the warrant in full and approximately $98 million to purchase a 51% controlling stake in Rafael Pharmaceuticals. Given the Company’s anticipated available cash upon the Spin-Off, the Company would not be able to exercise the warrant in its entirety and the Company may never be able to exercise the warrant in full.

The Company serves as the managing member of IDT-Rafael Holdings and IDT-Rafael Holdings serves as the managing member of CS Pharma, with broad authority to make all key decisions regarding their respective holdings. Any distributions that are made to CS Pharma from Rafael Pharmaceuticals that are in turn distributed by CS Pharma, will need to be made pro rata to all members, which would entitle IDT-Rafael Holdings to 50% (based on current ownership) of such distributions. Similarly, if IDT-Rafael Holdings were to distribute proceeds it receives from CS Pharma, it would do so on a pro rata basis, entitled the Company to 90% (based on current ownership) of such distributions.

 RAFAEL HOLDINGS, INC. AND AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS

Note 5 — Investment in Rafael Pharmaceuticals, Inc. (“Rafael Pharmaceuticals”) (cont.)

The Company’s investment in Rafael Pharmaceuticals, which was included in “Investments” in the accompanying combined balance sheets, consists of the following:

(in thousands)	(Unaudited) January 31, 2018	July 31, 2017
Convertible promissory note (at fair value)	$6,300	$6,300
Warrants (at cost)	5,400	5,400
Right to receive additional shares (at cost)	—	400
Total investment in Rafael Pharmaceuticals	$11,700	$12,100

Rafael Pharmaceuticals is a variable interest entity; however, the Company has determined that it is not the primary beneficiary as is does not have the power to direct the activities of Rafael Pharmaceuticals that most significantly impact Rafael Pharmaceuticals’ economic performance.

Note 6 — Related Party Transactions

The Company continues to maintain an intercompany balance Due to IDT that relates to loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company's personnel that are paid by IDT, partially offset by rental income paid by various companies under common control to IDT to the Company. Historically, this also related to cash advances for investments. IDT advanced $900,000 and $9.4 million to the Company during the six months ended January 31, 2018 and January 31, 2017 to invest in Rafael Pharmaceuticals and Lipomedix. IDT charges the Company for certain transactions and allocates routine expenses for, among other things: (1) the allocation between the Company and IDT of employee benefits, taxes and other liabilities and obligations; (2) services to be provided by IDT relating to human resources and employee benefits administration; (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters; and (4) finance, accounting, tax and legal services to be provided by IDT to the Company. In the six months ended January 31, 2018 and January 31, 2017, IDT allocated to the Company an aggregate of approximately $436,000 and $471,000, respectively, for payroll, benefits, insurance and other expenses, which were included in “Selling, general and administrative expense” in the combined statements of comprehensive income (loss). In all periods presented, the Company was included in IDT's combined federal income tax return.

The change in the Company’s liability to IDT was as follows:

	Six Months Ended January 31,
(in thousands)	2018 (unaudited)	2017 (unaudited)
Balance at beginning of period	$23,693	$15,145
Payments by IDT on behalf of the Company	436	471
Rental revenues earned from IDT	(994)	(1,682)
Cash repayments, net of advances	1,256	9,326
Balance at end of period	$24,391	$23,260

The Company amended all of its related party leases as of August 1, 2017. The related party leases expire in April 2025 and are for 88,631 square feet and include two parking spots per thousand square feet of space leased at 520 Broad Street and for 12,400 square feet in Israel. The annual rent will be approximately $2.0 million. The related parties have the right to terminate theses leases upon four months’ notice, and upon early termination will pay a termination penalty equal to 25% of the portion of the rent due over the course of the remaining term. Related parties will have the right to lease an additional 25,000 square feet in the building located at 520 Broad Street on the same terms as the base lease, and other rights to a further 25,000 square feet should all available space be leased to other tenants. Upon expiration of the lease, these related parties have the right to renew the leases for another 5 years.

Note 7 — Business Segment Information

The Company conducts business as two operating segments, Pharmaceuticals and Real Estate. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

Beginning in the second quarter of fiscal 2018, the Pharmaceuticals segment is comprised of debt interests and warrants in Rafael Pharmaceuticals and a majority equity interest in Lipomedix Pharmaceuticals. Comparative results have been reclassified and restated as if the Pharmaceuticals segment existed for all periods presented. To date, the Pharmaceuticals segment has not generated any revenues.

RAFAEL HOLDINGS, INC. AND AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS

Note 7 — Business Segment Information (cont.)

The Real Estate segment includes the Company’s real estate holdings, including the building at 520 Broad Street in Newark, New Jersey that houses IDT’s headquarters and its associated public garage, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for IDT and certain affiliates.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Real Estate segment based primarily on income (loss) from operations and its Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials. All investments in Rafael Pharmaceuticals and assets, expenses and expenses associated with Lipomedix are tracked separately in the Pharmaceuticals segment. All corporate costs are allocated to the Real Estate segment.

Operating results for the business segments of the Company are as follows:

(in thousands)	Pharmaceuticals	Real Estate	Total
Three Months Ended January 31, 2018
Revenues	$—	$956	$956
(Loss) income from operations	(357)	(459)	(816)

Three Months Ended January 31, 2017
Revenues	$—	$1,337	$1,337
Income (loss) from operations	—	127	127

Six Months Ended January 31, 2018
Revenues	$—	$2,063	$2,063
(Loss) income from operations	(357)	(1,512)	(1,869)

Six Months Ended January 31, 2017
Revenues	$—	$2,736	$2,736
Income (loss) from operations	—	285	285

Geographic Information

Revenues from customers located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Six months ended	January 31, 2018 (unaudited)	January 31, 2017 (unaudited)
Revenue from customers located in Israel	2%	5%

Net long-lived assets and total assets held by the Company were located as follows:

(in thousands)	United States	Foreign	Total
January 31, 2018 (unaudited)
Long-lived Assets, net	$61,449	$3,728	$65,177
Total Assets	73,034	4,610	77,644
July 31, 2017
Long-lived Assets, net	$71,674	$2,363	$74,037
Total Assets	83,675	2,529	86,204

Note 8 — Commitments and Contingencies

Legal Proceedings

The Company may from time to time be subject to legal proceedings that may arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying combined financial statements and the associated notes thereto of this Quarterly Report, and the audited combined financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form 10-12G for the year ended July 31, 2017, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Rafael,” “we,” “us,” and “our” refer to Rafael Holdings, Inc., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Registration Statement on Form 10-12G for the year ended July 31, 2017 and in Item 1A to Part II “Risk Factors” in this Form 10-Q. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Registration Statement on Form 10-12G for the year ended July 31, 2017.

Overview

On or about March 26, 2018, IDT Corporation (“IDT”) expects to complete a tax-free spinoff (the “Spin-Off”) of our capital stock, through a pro rata distribution of our common stock to its stockholders of record as of the close of business on March 13, 2018 (the “Spin-Off record date”). As a result of the Spin-Off, each of IDT’s stockholders will receive: (i) one share of our Class A common stock for every two shares of IDT’s Class A common stock held on the Spin-Off record date; (ii) one share of our Class B common stock for every two shares of IDT’s Class B common stock held on the Spin-Off record date; and (iv) cash in lieu of a fractional share of all classes of our common stock.

Rafael will own commercial real estate assets and interests in clinical and early stage pharmaceutical companies. The assets will be operated as two separate lines of business. The commercial real estate holdings consist of the building at 520 Broad Street in Newark, New Jersey that houses IDT’s headquarters and its associated public garage, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for IDT and certain affiliates. The pharmaceutical holdings include debt interests and warrants in Rafael Pharmaceuticals, Inc., which is a clinical stage, oncology-focused, pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in Lipomedix Pharmaceuticals Ltd., an early stage pharmaceutical development company based in Israel. All of these assets were non-core assets outside of IDT’s telecom and payment services businesses.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the combined financial statements in our Registration Statement on Form 10-12G for the year ended July 31, 2017 for a complete discussion of our significant accounting policies.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”), and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. We will adopt this standard on August 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are evaluating the impact that the standard will have on our combined financial statements.

In January 2016, the FASB issued an ASU, to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The amendments in the ASU include, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception will be available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. We will adopt the amendments in this ASU on August 1, 2018. We are evaluating the impact that the ASU will have on our combined financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our combined financial statements.

In June 2016, the FASB issued an ASU that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. We will adopt the new standard on August 1, 2020. We are evaluating the impact that the new standard will have on our combined financial statements.

In November 2016, the FASB issued an ASU that includes specific guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash or restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the statement of cash flows. The ASU will be applied using a retrospective transition method to each period presented. We will adopt the amendments in this ASU on August 1, 2018. The adoption will impact our beginning of the period and end of the period cash and cash equivalents balance in our statement of cash flows, as well as our net cash provided by operating activities.

In January 2017, the FASB issued an ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the ASU narrows the definition of the term output. We will adopt the amendments in this ASU on August 1, 2018. We are evaluating the impact that the new standard will have on our combined financial statements.

In May 2017, the FASB issued an ASU to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. We will adopt the amendments in this ASU prospectively to an award modified on or after on August 1, 2018. We are evaluating the impact that the new standard will have on our combined financial statements.

In August 2017, the FASB issued an ASU intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the ASU includes certain targeted improvements to simplify the application of hedge accounting guidance in U.S. GAAP. The amendments in this ASU are effective for us on August 1, 2019. Early application is permitted. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements will be applied prospectively. We are evaluating the impact that this ASU will have on our combined financial statements.

Results of Operations

Three and Six Months Ended January 31, 2018 Compared to Three and Six Months Ended January 31, 2017

Our business consists of two reportable segments. We evaluate the performance of our Real Estate segment based primarily on income (loss) from operations and our Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials. Accordingly, the income and expense line items below income (loss) from operations are only included in the discussion of combined results of operations.

Pharmaceuticals Segment

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands)				(in thousands)
Selling, general and administrative	$(357)	$—	$(357)	100.0%	$(357)	$—	$(357)	100.0%
Depreciation and amortization	—	—	—	—	—	—	—	—
Income from operations	$(357)	$—	$(357)	100.0%	$(357)	$—	$(357)	100.0%

To date, the Pharmaceuticals segment has not generated any revenues. The entirety of the expenses in the Pharmaceuticals segment relate to the research and development activities of Lipomedix, of which we are a 50.6% owner.

Real Estate Segment

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands)				(in thousands)
Rental – Third Party Revenues	$298	$396	$(98)	(24.7)%	$685	$585	$100	17.1%
Rental – Related Party Revenues	489	770	(281)	(36.5)	994	1,682	(688)	(40.9)
Parking Revenues	169	171	(2)	(1.2)	384	469	(85)	(18.1)
Selling, general and administrative	(986)	(776)	(210)	(27.1)	(2,722)	(1,629)	(1,093)	(67.1)
Depreciation and amortization	(429)	(434)	5	1.2	(853)	(822)	(31)	(3.8)
(Loss) income from operations	$(459)	$127	$(586)	(461.4)%	$(1,512)	$285	$(1,797)	(630.5)%

Revenues.  Rental and Parking revenues decreased by $381,000 and $673,000, respectively, for the three and six months ended January 31, 2018 as compared to the three and six months ended January 31, 2017. Third Party revenues increased for the six months ended January 31, 2018 due the new tenant taking occupancy in the 520 Broad Street building, partially offset by reduced utility charges. Related Party revenues decreased due to a reduction in space being leased by IDT in the Piscataway facility during three and six months ended January 31, 2018 as compared to the three and six months ended January 31, 2017. Related Party rental revenues decreased due to new lease terms, effective August 1, 2017, being signed during the first quarter of fiscal 2018 for both the 520 Broad Street and Israel buildings. Parking revenues decreased by $2,000 and $85,000 for three and six months ended January 31, 2018 as compared to the prior year period primarily due to a headcount reduction at one customer, as well as several small customers going out of business during the first quarter of fiscal 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses consists mainly of payroll, benefits, facilities and consulting and professional fees. The increase in selling, general and administrative expenses in the six months ended January 31, 2018 compared to the six months ended January 31, 2017 is primarily due to $606,000 in compensation expense related to the assignment of the contingent right to receive Bonus Shares in Rafael Pharmaceuticals to Howard Jonas, as well as increased utility cost of $113,000 due to new tenants in the 520 Broad Street building. The increase in selling, general and administrative expenses in the three months ended January 31, 2018 compared to the three months ended January 31, 2017 is primarily due to $201,000 in legal and professional services fees related to the planned Spin-Off.

Depreciation and amortization expenses. Depreciation and amortization expenses in the three and six months ended January 31, 2018 as compared to the three and six months ended January 31, 2017 remained relatively consistent between periods.

Combined operations

Our combined income and expense line items below income from operations were as follows:

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands)				(in thousands)
(Loss) income from operations	$(816)	$127	$(586)	(461.4)%	$(1,869)	$285	$(2,154)	(755.8)%
Interest (income) expense	(2)	(2)	—	nm	(4)	(7)	3	(42.9)
Net gains resulting from foreign exchange transactions	(107)	(52)	(56)	nm	(118)	(32)	(86)	268.8
Net loss on equity investments	—	—	—	nm	107	—	107	nm
Gain on disposal of bonus shares	—	—	—	nm	(246)	—	(246)	nm
Provision for income taxes	15	14	1	7.1	8,443	30	8,413	nm
Net (loss) income before noncontrolling interest	(722)	166	(888)	(534.9)	(10,051)	294	(10,345)	(3518.7)
Net loss attributable to noncontrolling interest	176	—	176	100.0%	176	—	176	100.0%
Net (loss) income.	$(546)	$166	$(712)	(428.6)%	$(9,875)	$294	$(10,169)	(3,518.7)%

nm – not meaningful

Interest income, net.  Interest income in the three and six months ended January 31, 2018 remained relatively consistent as compared to the three and six months ended January 31, 2018.

Net gain (loss) resulting from foreign exchange transactions.  Net losses resulting from foreign exchange transactions are comprised entirely from changes in movements in New Israeli Shekels relative to the U.S. Dollar.

Net loss on Equity Investment.  Net loss on Equity Investment relates entirely to our proportionate share of the net loss recorded by Lipomedix, in which we held a 38.9% interest prior to purchasing a majority stake during November 2017.

Gain on disposal of Bonus Shares.  The gain on disposal of Bonus Shares relates entirely to the increase in fair value of the contingent right to receive Bonus Shares obtained during fiscal year 2017 from the date of purchase through assigning the rights thereto over to Howard Jonas in September 2017.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and six months ended January 31, 2018 compared to the similar periods in fiscal 2017 was due to the net loss attributable to the noncontrolling interests in Lipomedix in the three and six months ended January 31, 2018. We began consolidating Lipomedix in November 2017.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through intercompany debt funding from IDT. We maintain an intercompany balance due to IDT that relates to advances for investments and purchases of property and equipment, as well as charges for services provided to us by IDT and payroll costs for our personnel that are paid by IDT, partially offset by revenues earned from leases to IDT. In connection with and prior to the Spin-Off, any intercompany debt between IDT and Rafael Holdings as of the distribution date will be converted to equity and there will be no indebtedness owing from Rafael Holdings to IDT immediately following the Spin-Off. We anticipate our total operating costs will be between $2,000,000 and $2,300,000 per year as a result of being a public reporting company. Several of the costs included in this estimated range are preliminary, subject to negotiation, and may vary from the estimates when finalized.

As of January 31, 2018, we had cash and cash equivalents of $12.0 million. We expect our cash from operations in the next twelve months, the balance of cash and cash equivalents that we held as of January 31, 2018 and the cash and other assets that IDT will contribute to us in connection with the Spin-Off to be sufficient to meet our currently anticipated working capital, research and development, and capital expenditure requirements during the twelve-month period ending January 31, 2019.

(in thousands)	Six Months Ended January 31,
	2018	2017

Cash flows provided by (used in)
Operating activities	$41	$(400)
Investing activities	(728)	(9,446)
Financing activities	900	19,326
Effect of exchange rates on cash and cash equivalents	39	42
Increase (decrease) in cash and cash equivalents	$252	$9,522

Operating Activities

Our cash flow from operations varies from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically payments of trade accounts payable. The increase in cash flows provided by operating activities in in the three and six months ended January 31, 2018 as compared to the three and six months ended January 31, 2017 related primarily to decreased charges from related parties.

Investing Activities

Cash used in investing activities for the three and six months ended January 31, 2018 related entirely to fixed asset additions. Cash used in investing activities for the three and six months ended January 31, 2017, consisted mostly of investments in Rafael Pharmaceuticals (through CS Pharma) of $8.0 million and investments in Lipomedix of $300,000.

Financing Activities

Cash provided by financing activities for the three months and six months ended January 31, 2018 related to cash advances from IDT of $900,000, In connection with our investment in Rafael Pharmaceuticals, our subsidiary CS Pharma issued member interests to third parties in exchange for cash investment in CS Pharma of $10 million. We hold a 90% interest in IDT-Rafael Holdings, LLC, which holds a 50% interest in CS Pharma, and we are or control the managing member of both entities. During the three and six months ended January 31, 2017, CS Pharma received $10.0 million from the sale of its member interests to third parties. It is expected that CS Pharma will use its cash to invest in Rafael Pharmaceuticals. Additionally, during the second half of fiscal 2017 we sold 10% of IDT-Rafael Holdings, LLC, in which our direct and indirect interest and rights in Rafael Pharmaceuticals were held, to Howard Jonas for $1.0 million, which represented 10% of the Company’s cost basis in IDT-Rafael Holdings. As we hold our interest in CS Pharma through our 90%-owned non-operating subsidiary, IDT-Rafael Holdings, LLC, which holds a 50% interest in CS Pharma, we will hold an effective 45% indirect interest in the assets held by CS Pharma, including its cash. Cash provided by financing activities related to cash advances from IDT for the three and six months ended January 31, 2017 was $891,000 and $9.3 million, respectively.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Off-Balance Sheet Arrangements

As of January 31, 2018, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

In connection with the Spin-Off, we and IDT will enter into a tax separation agreement, which sets forth the responsibilities of IDT and us with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. IDT will be generally responsible for our federal, state, local and foreign income taxes for periods before and including the Spin-Off. We will be generally responsible for all other taxes relating to our business. We and IDT will each generally be responsible for managing those disputes that relate to the taxes for which each of us is responsible and, under certain circumstances, may jointly control any dispute relating to taxes for which both of us are responsible.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from tenants located in Israel represented 2% and 5% of our combined revenues in the three and six months ended January 31, 2018 and in the three and six months ended January 31, 2017, respectively. The entirety of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we will hold a portion of our assets in marketable securities, hedge funds and a passive investment in another entity. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Our passive interests in other entities are not currently liquid and we cannot assure that they we will be able to liquidate them when we desire, or ever. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2018.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 8 to the Combined Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Registration Statement on Form 10-12G for the year ended July 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rafael Holdings, Inc.

March 12, 2018	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

March 12, 2018	By:	/s/ David Polinsky
David Polinsky Chief Financial Officer