Form 10-Q
period 2018-04-30
Rafael Holdings, Inc.
filed 2018-06-11
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

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

(212) 658-1450

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 11, 2018, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	787,163 shares outstanding
Class B common stock, $.01 par value:	11,752,973 shares outstanding

RAFAEL HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

RAFAEL HOLDINGS, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

	April 30, 2018	July 31, 2017
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$10,605	$11,756
Trade accounts receivable, net of allowance for doubtful accounts of $82 at April 30, 2018 and July 31, 2017	406	264
Marketable securities	30,942	—
Due from Rafael Pharmaceuticals	1,600	—
Prepaid expenses and other current assets	645	147
Total current assets	44,198	12,167
Property and equipment, net	50,554	51,160
Investments - Rafael Pharmaceuticals	11,700	13,478
Investments - Other	5,949	—
Deferred income tax assets, net	8	8,859
Patents	180	—
In-process research and development	1,575	—
Other assets	920	540
Total assets	$115,084	$86,204

Liabilities and equity
Current liabilities:
Trade accounts payable	$362	$115
Accrued expenses	296	213
Other current liabilities	27	35
Total current liabilities	685	363
(Due from) due to related parties	(621)	23,693
Other liabilities	70	70
Total liabilities	134	24,126

Commitments and contingencies
Equity:
Rafael Holdings, Inc. stockholders’/members’ equity:
Group equity	—	50,427
Class A common stock, $0.01 par value; authorized shares – 50,000,000; 787,163 and nil shares issued and outstanding as of April 30, 2018 and July 31, 2017, respectively	8	—
Class B common stock, $0.01 par value; authorized shares – 200,000,000; 11,754,835 and nil shares issued and outstanding as of April 30, 2018 and July 31, 2017, respectively	118	—
Additional paid in capital	103,509	—
Accumulated deficit	(192)	—
Accumulated other comprehensive income	1,998	2,316
Total Rafael Holdings, Inc. stockholders’/members’ equity	105,441	52,743
Noncontrolling interests	9,509	9,335
Total equity	114,950	62,078
Total liabilities and equity	$115,084	$86,204

See accompanying notes to consolidated and combined financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenues:
Rental – Third Party	$400	$219	$1,085	$661
Rental – Related Party	447	854	1,442	2,680
Parking	246	209	630	677
Total revenues	1,093	1,282	3,157	4,018
Costs and expenses:
Selling, general and administrative	1,402	1,035	4,481	2,667
Depreciation and amortization	422	411	1,276	1,233
(Loss) income from operations	(731)	(164)	(2,600)	118
Interest income	(71)	(1)	(75)	(8)
Net losses (gains) resulting from foreign exchange transactions	28	(136)	(90)	(167)
Net gains on sales of marketable securities	(24)	—	(24)	(167)
Net loss on equity investments	—	—	104	—
Gain on disposal of bonus shares	—	—	(246)	—
(Loss) income before income taxes	(664)	(27)	(2,269)	293
(Benefit from) provision for income taxes	(5)	38	8,438	68
Net (loss) income	(659)	(65)	(10,707)	225
Net loss attributable to noncontrolling interests	128	—	304	—
Net (loss) income attributable to Rafael Holdings, Inc.	$(531)	$(65)	$(10,403)	$225

(Loss) earnings per share attributable to Rafael Holdings, Inc. common stockholders:
Basic	$(0.04)	$(0.01)	$(0.83)	$0.02
Diluted	$(0.04)	$(0.01)	$(0.83)	$0.02

Weighted average number of shares used in calculation of (loss) earnings per share:
Basic	12,542	12,542	12,542	12,542
Diluted	12,542	12,542	12,542	12,542

See accompanying notes to consolidated and combined financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Net (loss) income	$(659)	$(65)	$(10,707)	$225
Other comprehensive (loss) income:
Unrealized loss on marketable securities	(311)	—	(311)	—
Foreign currency translation adjustments	(85)	22	(10)	27
Comprehensive (loss) income	(1,055)	(43)	(11,028)	252
Comprehensive loss attributable to noncontrolling interests	29	—	29	—
Comprehensive (loss) income attributable to Rafael Holdings, Inc.	$(1,026)	$(43)	$(10,999)	$252

See accompanying notes to consolidated and combined financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2018	2017
	(in thousands)
Operating activities
Net (loss) income	$(10,403)	$225
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,276	1,256
Deferred income taxes	8,851	(72)
Realized gain on disposal of bonus shares	(246)	—
Realized gain on marketable securities	(24)	—
Non-cash compensation	616	—
Interest in the equity of investments	(80)	—
Change in assets and liabilities:
Accounts and rents receivable	(142)	(40)
Other current assets and prepaid expenses	(392)	(117)
Other assets	(355)	(298)
Accounts payable and accrued expenses	223	155
Other current liabilities	(8)	(7)
Due from related parties	(386)	(1,758)
Other liabilities	—	178
Net cash used in operating activities	(1,070)	(478)

Investing activities
Purchases of property and equipment	(572)	(1,590)
Proceeds from sale and maturity of marketable securities	436	—
Purchase of investments	—	(8,300)
Net cash used in investing activities	(136)	(9,890)

Financing activities
Proceeds from sale of member interests in CS Pharma Holdings, LLC	—	10,000
Cash advances from related parties, net of repayments	—	9,767
Net cash used in financing activities	—	19,767
Effect of exchange rate changes on cash and cash equivalents	55	(9)
Net (decrease) increase in cash and cash equivalents	(1,151)	9,390
Cash and cash equivalents at beginning of period	11,756	2,339
Cash and cash equivalents at end of period	$10,605	$11,729

Supplemental Schedule of Non-Cash Financing and Investing Activities
Cash payments made for taxes	$—	$—
Cash payments made for interest	$—	$—

See accompanying notes to consolidated and combined financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of Business

Rafael Holdings, Inc. (“Rafael Holdings”), a Delaware corporation, is comprised of all of the accounts of the following wholly-owned subsidiaries: IDT 225 Old NB Road, LLC, a Delaware Limited Liability Company; IDT Realty LLC, a New Jersey Limited Liability Company; I.D.T. R.E. Holdings, Ltd., an Israeli Company; Broad Atlantic Associates LLC, a Delaware Limited Liability Company; Broad Atlantic Realty LLC, a Delaware Limited Liability Company; Hillview Avenue Realty, a Delaware Limited Liability Company; Hillview Avenue Realty JV, a Delaware Limited Liability Company; IDT Capital Real Estate Holdings LLC, a Delaware Limited Liability Company; and IDT Capital, Inc., a Delaware Corporation. Additionally, it includes the accounts of the 90% owned IDT-Rafael Holdings, LLC, the 50% owned CS Pharma Holdings, LLC, and the majority-owned Lipomedix Pharmaceuticals, Ltd., an Israeli Company.

The “Company” in these financial statements refers to Rafael Holdings on this consolidated and combined basis as if Rafael Holdings existed and owned the above interests in these entities in all periods presented.

All significant intercompany accounts and transactions have been eliminated in consolidation or combination.

Basis of Presentation

The accompanying unaudited consolidated and combined financial statements the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2018. The balance sheet at July 31, 2017 has been derived from the Company’s audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the combined financial statements and footnotes thereto included elsewhere in the Registration Statement on Form 10-12G filed on February 20, 2018.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal year 2017 refers to the fiscal year ending July 31, 2017).

The Company’s Spin-Off

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On March 26, 2018, IDT spun-off the Company to IDT’s stockholders and the Company became an independent public company through a pro rata distribution of the Company’s common stock held by IDT to IDT’s stockholders (the “Spin-Off”). As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of the Company’s Class A common stock for every two shares of IDT’s Class A common stock held of record on March 13, 2018 (the “Record Date”), and (ii) one share of the Company’s Class B common stock for every two shares of IDT’s Class B common stock held of record on the Record Date. On March 26, 2018, 787,163 shares of the Company’s Class A common stock, and 11,754,835 shares of the Company’s Class B common stock were issued and outstanding, which includes 114,945 restricted stock units issued to employees and consultants in connection with the spin.

The Company entered into various agreements with IDT prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with IDT after the Spin-Off, and a Transition Services Agreement, which provides for certain services to be performed by IDT to facilitate the Company’s transition into a separate publicly-traded company. These agreements provide for, among other things, (1) the allocation between the Company and IDT of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the Spin-Off, (2) transitional services to be provided by IDT relating to human resources and employee benefits administration, and (3) finance, accounting, tax, investor relations and legal services to be provided by IDT to the Company following the Spin-Off. In addition, the Company entered into a Tax Separation Agreement with IDT, which sets forth the responsibilities of the Company and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods.

Note 2 — Acquisition of Lipomedix Pharmaceuticals Ltd. (“Lipomedix”)-

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

Note 3 — Marketable Securities

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
April 30, 2018:
Certificates of deposit*	$13,243	$—	$(33)	$13,210
Federal Government Sponsored Enterprise notes	3,188	—	(28)	3,160
International agency notes	522	—	(17)	505
Mutual funds	5,453	—	(70)	5,383
Corporate bonds	3,068	—	(65)	3,003
U.S. Treasury notes	5,358	—	(98)	5,260
Municipal bonds	421	—	—	421
Total	$31,253	$—	$(311)	$30,942

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker, and may be sold in the secondary market.

Proceeds from maturities and sales of available-for-sale securities were $436,000 and $0 in the three and nine months ended April 30, 2018 and 2017, respectively. The gross realized gains that were included in earnings as a result of sales were $24,000 in the three and nine months ended April 30, 2018, and $0 in the three and nine months ended April 30, 2017. There were no gross realized losses that were included in earnings as a result of sales in the three and nine months ended April 30, 2018 and 2017. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at April 30, 2018 were as follows:

Fair Value
(in thousands)
Within one year	$13,465
After one year through five years	12,335
After five years through ten years	—
After ten years	—

Total	$25,800

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
April 30, 2018:
Certificates of deposit	$(33)	$10,403
Federal Government Sponsored Enterprise notes	(28)	3,160
International agency notes	(17)	505
Corporate bonds	(70)	5,369
Equity	(65)	3,003
U.S. Treasury notes	(98)	5,260
Municipal bonds	—	421

Total	$(311)	$28,121

The Company did not own any marketable securities as of July 31, 2017.

Note 4 — Fair Value Measurements

The following table presents the balance of assets measured at fair value on a recurring basis:

(in thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
April 30, 2018
Available-for-sale securities:
Marketable Securities	$10,643	$20,299	$—	$30,942
Rafael Pharmaceuticals convertible promissory notes	—	—	6,300	6,300
Total	$10,643	$20,299	$6,300	$37,242
July 31, 2017
Available-for-sale securities:
Rafael Pharmaceuticals convertible promissory notes	$—	$—	$6,300	$6,300
Total	$—	$—	$6,300	$6,300

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At April 30, 2018 and July 31, 2017, the Company did not have any liabilities measured at fair value on a recurring basis.

At April 30, 2018 and July 31, 2017, the fair value of the Rafael Pharmaceuticals convertible promissory notes, which were classified as Level 3, was estimated based on a valuation of Rafael Pharmaceuticals by reference to recent transactions in its securities, the September 2016 Series D Convertible Note investment, as well as utilizing a discounted cash flow technique under the Income Approach and other factors that could not be corroborated by the market.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the three and nine months ended April 30, 2018 or 2017.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$6,300	$4,200	$6,300	$2,000
Purchases	—	—	—	2,200
Balance, end of period	$6,300	$4,200	$6,300	$4,200

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—	$—

At April 30, 2018 and July 31, 2017, the Company had $5.9 million and $0, respectively, in investments in hedge funds and in securities in another entity that are not liquid, which were included in “Investments - Other” in the accompanying consolidated balance sheets. The Company’s related investments are accounted for using the cost method; therefore these investments are not measured at fair value.

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments was determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting these data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Cash and cash equivalents, other current assets, customer deposits and other current liabilities. At April 30, 2018 and July 31, 2017, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1 and other current assets, customer deposits and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At April 30, 2018 and July 31, 2017, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s financial instruments include accounts and rents receivable, accounts payable, and due from related parties. The recorded carrying amount of accounts and rents receivable, accounts payable and due from related approximates their fair value due to their short-term nature. Other than noted above, the Company did not have any other assets or liabilities that were measured at fair value on a recurring basis as of April 30, 2018 or July 31, 2017.

Note 5 — (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net income attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted (loss) earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Basic weighted-average number of shares	12,541,998	12,541,998	12,541,998	12,541,998

In the three and nine months ended April 30, 2018 and in the three months ended April 30, 2017, the diluted loss per share computation equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive. For all periods prior to the Spin-Off, the Company utilized the number of shares distributed in the Spin-Off as the denominator for historical earnings per share for each period presented.

Note 6 — Establishment of Valuation Allowance for Deferred Tax Asset

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

Note 7 — Investment in Rafael Pharmaceuticals, Inc. (“Rafael Pharmaceuticals”)

Rafael Pharmaceuticals is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells.

On December 7, 2015, IDT approved an investment of up to $10 million in Rafael Pharmaceuticals. $2 million of this investment was funded as of July 31, 2016, as follows: $500,000 funded upon signing the Subscription and Loan Agreement during the second quarter of fiscal year 2016; and $1.5 million funded during the third quarter of fiscal year 2016. The initial $2 million investment was in exchange for Rafael Pharmaceuticals 3.5% convertible promissory notes due in fiscal year 2018. To date, the Company has not accrued interest on this note, as collection cannot be reasonably assured; however, the Company has received an independent appraisal indicating the fair value of its investment in Rafael Pharmaceuticals exceeds the carrying value. On September 16, 2016, the Company made an additional $8 million investment in exchange for Rafael Pharmaceuticals' 3.5% convertible promissory notes due in fiscal year 2018.

The Company owns its interests/rights in Rafael Pharmaceuticals through a 90%-owned non-operating subsidiary, IDT-Rafael Holdings, LLC. (“IDT-Rafael Holdings”). IDT-Rafael Holdings holds warrants to purchase a significant stake in Rafael Pharmaceuticals, as well as other equity and governance rights in Rafael Pharmaceuticals, and owns 50% of CS Pharma Holdings, LLC (“CS Pharma”), a non-operating entity which holds the convertible debt and other rights to purchase equity interests in Rafael Pharmaceuticals.

Those interests/rights include:

1.	$10,000,000 of Series D Convertible Notes of Rafael Pharmaceuticals held by CS Pharma;

2.

A warrant to purchase 56% of the capital stock of Rafael Pharmaceuticals — the right to exercise the first $10,000,000 worth of the warrant is held by CS Pharma; and the remainder is held directly by IDT-Rafael Holdings; and

3.	Certain governance rights, including appointment of directors.

On March 2, 2017, Howard Jonas, IDT’s Chairman of the Board, and Chairman of the Board of Rafael Pharmaceuticals, purchased 10% of IDT-Rafael Holdings for a purchase price of $1 million, which represented 10% of the Company’s cost basis in IDT-Rafael Holdings. Accordingly, we hold an effective 45% indirect interest in the assets held by CS Pharma, including its cash. Separately, Howard Jonas and Deborah Jonas jointly own $525,000 of Series C Convertible Notes of Rafael Pharmaceuticals, and The Howard S. and Deborah Jonas Foundation owns $525,000 of Series C Notes of Rafael Pharmaceuticals.

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

As of April 30, 2018, and based on current shares issued and outstanding of Rafael Pharmaceuticals, the Company would need to pay approximately $71 million to exercise the warrant in full and approximately $56 million to purchase a 51% controlling stake. On an as-converted and fully diluted basis (for all convertible securities of Rafael Pharmaceuticals outstanding), the Company would need approximately $122 million to exercise the warrant in full and approximately $98 million to purchase a 51% controlling stake in Rafael Pharmaceuticals. Given the Company’s anticipated available cash upon the Spin-Off, the Company would not be able to exercise the warrant in its entirety and the Company may never be able to exercise the warrant in full.

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

The Company’s investment in Rafael Pharmaceuticals, which is included in “Investments – Rafael Pharmaceuticals” in the accompanying consolidated and combined balance sheets, consists of the following:

(in thousands)	(Unaudited) April 30, 2018	July 31, 2017
Convertible promissory note (at fair value)	$6,300	$6,300
Warrants (at cost)	5,400	5,400
Right to receive additional shares (at cost)	—	400
Total investment in Rafael Pharmaceuticals	$11,700	$12,100

As of March 26, 2017, IDT had provided Rafael Pharmaceuticals with $1.6 million in working capital financing that remained outstanding. The related receivable from Rafael Pharmaceutical was transferred by IDT to the Company as of the Spin-Off.

Rafael Pharmaceuticals is a variable interest entity; however, the Company has determined that it is not the primary beneficiary as is does not have the power to direct the activities of Rafael Pharmaceuticals that most significantly impact Rafael Pharmaceuticals’ economic performance.

On May 18, 2018, the Company entered into an arrangement with Rafael Pharmaceuticals to lend Rafael Pharmaceuticals up to $1.7 million at an interest rate of 3.5%, compounded quarterly. At Rafael Pharmaceuticals’ request, and in the Company’s discretion, the Company will advance amounts to the borrower, not to exceed $1.7 million in the aggregate. This loan is due and payable with 30 days’ notice at the lender’s demand, not to occur before June 30, 2018. As of June 11, 2018, $800,000 had been advanced to Rafael Pharmaceuticals under this arrangement.

Note 8 — Related Party Transactions

The Company maintains a balance due from/to related parties, which relate to rental income paid by various companies under common control to IDT to the Company, partially offset by charges for services provided to the Company by IDT and payroll costs for the Company's personnel that are paid by IDT. Historically, this also related to cash advances for investments. On March 26, 2018, IDT transferred assets to Rafael such that, at the time of the Spin-Off, we had approximately $44 million in cash and cash equivalents and liquid marketable securities and approximately $4.0 million in interests in hedge funds. Additionally, IDT transferred approximately $2.0 million in securities in another entity that are not liquid. The cash and cash equivalents and liquid marketable securities figure includes $10 million held in CS Pharma, a controlled entity of which we are an effective 45% owner. Additionally, $23.6 million in outstanding intercompany debt between IDT and Rafael Holdings as of the distribution date was converted to equity and there was no indebtedness from Rafael Holdings to IDT immediately following the Spin-Off. Prior to the Spin-Off, IDT advanced $900,000 and $9.4 million to the Company during the nine months ended April 30, 2018 and April 30, 2017, respectively to invest in Rafael Pharmaceuticals and Lipomedix. Prior to the Spin-Off and in conjunction with a Transition Services Agreement subsequent to the Spin-Off, IDT charges the Company for certain transactions and allocates routine expenses for, among other things: (1) the allocation between the Company and IDT of employee benefits, taxes and other liabilities and obligations; (2) services provided by IDT relating to human resources and employee benefits administration; (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters; and (4) finance, accounting, tax and legal services provided by IDT to the Company.

In all periods presented prior to the Spin-Off, the Company was included in IDTs consolidated federal income tax return.

The change in the Company’s liability to IDT was as follows:

	Nine Months Ended April 30,
(in thousands)	2018 (unaudited)	2017 (unaudited)
Balance at beginning of period	$23,693	$15,145
Payments by IDT on behalf of the Company	385	703
Rental revenues earned from IDT	(1,468)	(2,461)
Cash repayments, net of advances	885	19,767
Capitalized investment by IDT	(24,116)	—
Balance at end of period	$(621)	$33,154

The Company amended all of its related party leases as of August 1, 2017. The related party leases expire in April 2025 and are for 88,631 square feet and include two parking spots per thousand square feet of space leased at 520 Broad Street and for 12,400 square feet in Israel. The annual rent will be approximately $2.0 million. The related parties have the right to terminate theses leases upon four months’ notice, and upon early termination will pay a termination penalty equal to 25% of the portion of the rent due over the course of the remaining term. Related parties will have the right to lease an additional 25,000 square feet in the building located at 520 Broad Street on the same terms as the base lease, and other rights to a further 25,000 square feet should all available space be leased to other tenants. Upon expiration of the lease, these related parties have the right to renew the leases for another five years.

On April 26, 2018, the Board of Directors of Rafael Holdings, Inc. (the “Company”) and its Corporate Governance Committee approved an arrangement with Howard S. Jonas, the Chairman of the Board, Chief Executive Officer and controlling stockholder of the Company, related to the purchase of shares of Class B common stock of the Company by Mr. Jonas. Under the arrangement, subject to approval of the stockholders of the Company, Mr. Jonas has agreed to purchase 1,254,200 shares of Class B common stock (representing ten percent of the issued and outstanding equity of the Company) at a price per share of $6.89, which was the closing price for the Class B common stock on the New York Stock Exchange on April 26, 2018 (the last closing price before approval of the arrangement) for an aggregate purchase price of $8,641,438.

The investment is intended to provide the Company with working capital and to support growth initiatives, including additional investments in the real estate and pharmaceutical industries and in companies in which we own interests.

The arrangement is subject to approval of the stockholders of the Company, and no shares will be issued unless such approval is obtained. Mr. Jonas has agreed to vote in favor of the arrangement when it is submitted to the stockholders. The Company has agreed to present the matter to its stockholders at the next meeting of stockholders to be held.

Mr. Jonas paid $864,144 of the purchase price (10.0% of the total purchase price) on May 31, 2018. The remainder of the purchase price will be payable following approval of the stockholders of the Company, and the shares will be issued upon payment of in full.

On May 18, 2018, the Company entered into an arrangement with Rafael Pharmaceuticals to lend Rafael Pharmaceuticals up to $1.7 million at an interest rate of 3.5%, compounded quarterly. At Rafael Pharmaceuticals’ request, and in the Company’s discretion, the Company will advance amounts to the borrower, not to exceed $1.7 million in the aggregate. This loan is due and payable with 30 days’ notice at the lender’s demand, not to occur before June 30, 2018. As of June 11, 2018, $800,000 had been advanced to Rafael Pharmaceuticals under this arrangement.

Note 9 — Income Taxes

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018”, which is commonly referred to as “The Tax Cuts and Jobs Act” (the “Tax Act”). The Tax Act reduces the U.S. federal statutory corporate tax rate from 35.0% to 21.0% effective January 1, 2018, requires companies to pay a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred (“transition tax”), and makes other changes to the U.S. income tax code. Due to the Company’s July 31 fiscal year-end, the lower corporate income tax rate is phased in, resulting in a blended U.S. federal statutory tax rate of approximately 26.9% for the Company’s fiscal year ending July 31, 2018, and 21.0% for the Company’s fiscal years thereafter.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), expressing its views regarding the Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification 740, Income Taxes, in the reporting period that includes the enactment date of the Tax Act. SAB 118 recognizes that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. Specifically, SAB 118 allows a company to report provisional estimates in the reporting period that includes the enactment date if the company does not have the necessary information available, prepared, or fully analyzed for certain income tax effects of the Tax Act. The provisional estimates would be adjusted during a measurement period not to exceed 12 months from the enactment date of the Tax Act, at which time the accounting for the income tax effects of the Tax Act is required to be completed.

As of April 30, 2018, the Company had not completed its accounting for the income tax effects of the Tax Act. The reduction in the corporate tax rate is not expected to impact the Company’s results of operations or financial position in the foreseeable future because the income tax benefit from the reduced tax rate will be offset by the valuation allowance.

The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. The Company expects to utilize net operating loss carryforwards to offset any transition tax that it may incur. Therefore, the Company did not record any provisional income tax expense for the transition tax for its foreign subsidiaries. At April 30, 2018, the undistributed earnings of the Company’s foreign subsidiaries continued to be permanently reinvested. The Company is currently reevaluating the need to repatriate future earnings of its foreign subsidiaries due to the reduction in cash, cash equivalents, and marketable securities because of the Rafael Spin-Off. The Company has not provided for additional income or withholding taxes for the undistributed earnings or for any additional outside basis differences with respect to the foreign entities. The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”), which are not effective until August 1, 2018. The Company has not recorded any impact associated with either GILTI or BEAT in the nine months ended April 30, 2018.

The Company anticipates that its assumptions and estimates may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB, and various other taxing jurisdictions. In particular, the Company anticipates that the U.S. state jurisdictions will continue to determine and announce their conformity or decoupling from the Tax Act, either in its entirety or with respect to specific provisions. Legislative and interpretive actions could result in adjustments to the Company’s provisional estimates when the accounting for the income tax effects of the Tax Act is completed. The Company will continue to evaluate the impact of the Tax Act on its financial statements, and will record the effect of any reasonable changes in its estimates and adjustments.

Note 10 — Business Segment Information

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Pharmaceuticals	Real Estate	Total
Three Months Ended April 30, 2018
Revenues	$—	$1,093	$1,093
(Loss) income from operations	(258)	(473)	(731)

Three Months Ended April 30, 2017
Revenues	$—	$1,282	$1,282
Loss from operations	—	(164)	(164)

Nine Months Ended April 30, 2018
Revenues	$—	$3,157	$3,157
(Loss) income from operations	(631)	(1,969)	(2,600)

Nine Months Ended April 30, 2017
Revenues	$—	$4,018	$4,018
Income from operations	—	118	118

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Nine months ended	April 30, 2018 (unaudited)	April 30, 2017 (unaudited)
Revenue from tenants located in Israel	3%	5%

Net long-lived assets and total assets held by the Company were located as follows:

(in thousands)	United States	Foreign	Total
April 30, 2018 (unaudited)
Long-lived assets, net	$67,270	$3,616	$70,886
Total assets	110,699	4,385	115,084
July 31, 2017
Long-lived assets, net	$71,674	$2,363	$74,037
Total assets	83,675	2,529	86,204

Note 11 — Commitments and Contingencies

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

The following information should be read in conjunction with the accompanying consolidated and combined financial statements and the associated notes thereto of this Quarterly Report, and the audited combined financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form 10-12G for the year ended July 31, 2017, as filed with the U.S. Securities and Exchange Commission (or SEC).

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

Overview

On March 26, 2018, IDT Corporation (“IDT”) completed a tax-free spinoff (the “Spin-Off”) of our capital stock, through a pro rata distribution of our common stock to its stockholders of record as of the close of business on March 13, 2018 (the “Spin-Off record date”). As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of our Class A common stock for every two shares of IDT’s Class A common stock held on the Spin-Off record date; (ii) one share of our Class B common stock for every two shares of IDT’s Class B common stock held on the Spin-Off record date; and (iv) cash in lieu of a fractional share of all classes of our common stock.

Rafael owns commercial real estate assets and interests in clinical and early stage pharmaceutical companies. The assets are operated as two separate lines of business. The commercial real estate holdings consist of the building at 520 Broad Street in Newark, New Jersey that houses IDT’s headquarters and its associated public garage, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for IDT and certain affiliates. The pharmaceutical holdings include debt interests and warrants in Rafael Pharmaceuticals, Inc., which is a clinical stage, oncology-focused, pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in Lipomedix Pharmaceuticals Ltd., an early stage pharmaceutical development company based in Israel.

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”), and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. We will adopt this standard on August 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are evaluating the impact that the standard will have on our consolidated financial statements.

In January 2016, the FASB issued an ASU, to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The amendments in the ASU include, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception will be available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. We will adopt the amendments in this ASU on August 1, 2018. We are evaluating the impact that the ASU will have on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In June 2016, the FASB issued an ASU that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. We will adopt the new standard on August 1, 2020. We are evaluating the impact that the new standard will have on our consolidated financial statements.

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

In January 2017, the FASB issued an ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the ASU narrows the definition of the term output. We will adopt the amendments in this ASU on August 1, 2018. We are evaluating the impact that the new standard will have on our consolidated financial statements.

In May 2017, the FASB issued an ASU to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. We will adopt the amendments in this ASU prospectively to an award modified on or after on August 1, 2018. We are evaluating the impact that the new standard will have on our consolidated financial statements.

In August 2017, the FASB issued an ASU intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the ASU includes certain targeted improvements to simplify the application of hedge accounting guidance in U.S. GAAP. The amendments in this ASU are effective for us on August 1, 2019. Early application is permitted. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements will be applied prospectively. We are evaluating the impact that this ASU will have on our consolidated financial statements.

Results of Operations

Three and Nine Months Ended April 30, 2018 Compared to Three and Nine Months Ended April 30, 2017

Our business consists of two reportable segments. We evaluate the performance of our Real Estate segment based primarily on income (loss) from operations and our Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials. Accordingly, the income and expense line items below income (loss) from operations are only included in the discussion of consolidated and combined results of operations.

Pharmaceuticals Segment

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands)				(in thousands)
Selling, general and administrative	$(258)	$—	$(258)	100.0%	$(631)	$—	$(631)	100.0%
Depreciation and amortization	—	—	—	—	—	—	—	—
Loss from operations	$(258)	$—	$(258)	100.0%	$(631)	$—	$(631)	100.0%

To date, the Pharmaceuticals segment has not generated any revenues. The entirety of the expenses in the Pharmaceuticals segment relate to the research and development activities of Lipomedix, of which we are a 50.6% owner.

Real Estate Segment

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands)				(in thousands)
Rental – Third Party Revenues	$400	$219	$181	82.6%	$1,085	$661	$424	64.1%
Rental – Related Party Revenues	447	854	(407)	(47.7)	1,442	2,680	(1,238)	(46.2)
Parking Revenues	246	209	37	17.7	630	677	(47)	(6.9)
Selling, general and administrative	(1,144)	(1,035)	109	10.5	(3,850)	(2,667)	(1,183)	(44.4)
Depreciation and amortization	(422)	(411)	(11)	(2.7)	(1,276)	(1,233)	(43)	(3.5)
(Loss) income from operations	$(473)	$(164)	$(309)	(188.4)%	$(1,969)	$118	$(2,087)	(1,768.6)%

Revenues.  Rental and Parking revenues decreased by $189,000 and $861,000, respectively, for the three and nine months ended April 30, 2018 as compared to the three and nine months ended April 30, 2017. Third Party revenues increased for the nine months ended April 30, 2018 due to new tenants taking occupancy in the 520 Broad Street building. Related Party revenues decreased due to a reduction in space being leased by IDT in the Piscataway facility during three and nine months ended April 30, 2018 as compared to the three and nine months ended April 30, 2017, as well as new lease terms, effective August 1, 2017, being signed during the first quarter of fiscal 2018 for both the 520 Broad Street and Israel buildings. Parking revenues increased by $37,000 for the three months ended April 30, 2018 as compared to the prior year period due to an increase in the number of monthly customers, as well as two new and one returning corporate customer. Parking revenues decreased by $47,000 for the nine months ended April 30, 2018 as compared to the prior year period primarily due to a headcount reduction at one customer, as well as several small customers going out of business during the first quarter of fiscal 2018, partially offset by the activity during the three months ended April 30, 2018.

Selling, general and administrative expenses.  Selling, general and administrative expenses consists mainly of payroll, benefits, facilities and consulting and professional fees. The increase in selling, general and administrative expenses in the nine months ended April 30, 2018 compared to the nine months ended April 30, 2017 is primarily due to $606,000 in compensation expense related to the assignment of the contingent right to receive Bonus Shares in Rafael Pharmaceuticals to Howard Jonas, as well as increased utility cost of $175,000 due to new tenants in the 520 Broad Street building and costs associated with the Spin-Off. The increase in selling, general and administrative expenses in the three months ended April 30, 2018 compared to the three months ended April 30, 2017 is primarily due to legal and professional services fees related to the Spin-Off and public company costs.

Depreciation and amortization expenses. Depreciation and amortization expenses in the three and nine months ended April 30, 2018 as compared to the three and nine months ended April 30, 2017 remained relatively consistent between periods.

Consolidated and combined operations

Our consolidated and combined income and expense line items below income from operations were as follows:

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands)				(in thousands)
(Loss) income from operations	$(731)	$(164)	$(567)	(345.7)%	$(2,600)	$118	$(2,718)	(2,303.4)%
Interest (income) expense	(71)	(1)	(70)	7,000.0	(75)	(8)	(67)	837.5
Net gains resulting from sales of marketable securities	(24)	—	(24)	nm	(24)	—	(24)	nm
Net loss (gains) resulting from foreign exchange transactions	28	(136)	164	(120.6)	(90)	(167)	87	46.1
Net loss on equity investments	—	—	—	—	104	—	104	nm
Gain on disposal of bonus shares	—	—	—	—	(246)	—	(246)	nm
(Benefit) provision for income taxes	(5)	38	(43)	(113.2)	8,438	68	8,370	12,308.8
Net (loss) income before noncontrolling interest	(659)	(65)	(594)	(7,112.0)	(10,707)	225	(10,932)	(4,858.7)
Net loss attributable to noncontrolling interest	128	—	128	nm	304	—	304	nm
Net (loss) income.	$(531)	$(65)	$(466)	(716.9)%	$(10,403)	$225	$(10,628)	(4,723.6)%

nm – not meaningful

Interest income, net and Net gains resulting from sales of marketable securities.  Interest income and net gains resulting from sales of marketable securities in the three and nine months ended April 30, 2018 increased due to interest earned on the $31 million of marketable securities contributed by IDT as of the Spin-off on March 26, 2018.

Net gain (loss) resulting from foreign exchange transactions.  Net losses resulting from foreign exchange transactions are comprised entirely from changes in movements in New Israeli Shekels relative to the U.S. Dollar.

Net loss on equity investment.  Net loss on equity investment relates entirely to our proportionate share of the net loss recorded by Lipomedix, in which we held a 38.9% interest before purchasing a majority stake during November 2017, prior to its being consolidated.

Gain on disposal of bonus shares.  The gain on disposal of bonus shares relates entirely to the increase in fair value of the contingent right to receive bonus shares obtained during fiscal year 2017 from the date of purchase through assigning the rights thereto over to Howard Jonas in September 2017.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and nine months ended April 30, 2018 compared to the similar periods in fiscal 2017 was due to the net loss attributable to the noncontrolling interests in Lipomedix in the three and nine months ended April 30, 2018. We began consolidating Lipomedix in November 2017.

Liquidity and Capital Resources

General

Historically, we satisfied our cash requirements primarily through intercompany debt funding from IDT. In connection with the Spin-Off, IDT transferred assets to Rafael such that, at the time of the Spin-Off, we had approximately $42.7 million in cash and cash equivalents and liquid marketable securities and approximately $3.9 million in interests in hedge funds. Additionally, IDT transferred approximately $2.0 million in securities in another entity that are not liquid. The cash and cash equivalents and liquid marketable securities figure includes $10.0 million held in CS Pharma Holdings LLC (“CS Pharma”), a controlled entity of which we are an effective 45% owner. Additionally, $1.6 million in outstanding intercompany debt between IDT and Rafael Holdings as of the distribution date was converted to equity and there was no indebtedness from Rafael Holdings to IDT immediately following the Spin-Off. Prior to the Spin-Off, we maintained an intercompany balance due to IDT that related to advances for investments and purchases of property and equipment, as well as charges for services provided to us by IDT and payroll costs for our personnel that are paid by IDT, partially offset by revenues earned from leases to IDT. We anticipate our total operating costs will be between $2,000,000 and $2,300,000 per year as a result of being a public reporting company. Several of the costs included in this estimated range are preliminary, subject to negotiation, and may vary from the estimates when finalized.

As of April 30, 2018, we had cash and cash equivalents of $10.6 million and liquid marketable securities of $30.9 million. We expect our cash from operations in the next twelve months and the balance of cash and cash equivalents and liquid marketable securities that we held as of April 30, 2018 to be sufficient to meet our currently anticipated working capital, research and development, and capital expenditure requirements during the twelve-month period ending April 30, 2019.

(in thousands)	Nine Months Ended April 30,
	2018	2017

Cash flows (used in) provided by
Operating activities	$(1,070)	$(478)
Investing activities	(136)	(9,890)
Financing activities	—	19,767
Effect of exchange rates on cash and cash equivalents	55	(9)
(Decrease) increase in cash and cash equivalents	$(1,151)	$9,390

Operating Activities

Our cash flow from operations varies from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically payments of trade accounts payable. The increase in cash flows provided by operating activities in in the three and nine months ended April 30, 2018 as compared to the three and nine months ended April 30, 2017 related primarily to decreased charges from related parties.

Investing Activities

Cash used in investing activities for the three and nine months ended April 30, 2018 related entirely to fixed asset additions. Cash used in investing activities for the three and nine months ended April 30, 2017, consisted mostly of investments in Rafael Pharmaceuticals (through CS Pharma) of $8.0 million and investments in Lipomedix of $300,000.

Financing Activities

Cash provided by financing activities for the three months and nine months ended April 30, 2018 related to cash advances from IDT of $900,000. In connection with our investment in Rafael Pharmaceuticals, our subsidiary CS Pharma issued member interests to third parties in exchange for cash investment in CS Pharma of $10 million. We hold a 90% interest in IDT-Rafael Holdings, LLC, which holds a 50% interest in CS Pharma, and we are or control the managing member of both entities. During the three and nine months ended April 30, 2017, CS Pharma received $10.0 million from the sale of its member interests to third parties. It is expected that CS Pharma will use its cash to invest in Rafael Pharmaceuticals. Additionally, during the second half of fiscal 2017 we sold 10% of IDT-Rafael Holdings, LLC, in which our direct and indirect interest and rights in Rafael Pharmaceuticals were held, to Howard Jonas for $1.0 million, which represented 10% of the Company’s cost basis in IDT-Rafael Holdings. As we hold our interest in CS Pharma through our 90%-owned non-operating subsidiary, IDT-Rafael Holdings, LLC, which holds a 50% interest in CS Pharma, we hold an effective 45% indirect interest in the assets held by CS Pharma, including its cash. Cash provided by financing activities related to cash advances from IDT for the three and nine months ended April 30, 2017 was $447,000 and $9.8 million, respectively.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Off-Balance Sheet Arrangements

As of April 30, 2018, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

In connection with the Spin-Off, we and IDT entered into a tax separation agreement, which sets forth the responsibilities of IDT and us with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. IDT is generally responsible for our federal, state, local and foreign income taxes for periods before and including the Spin-Off. We are generally responsible for all other taxes relating to our business. We and IDT will each generally be responsible for managing those disputes that relate to the taxes for which each of us is responsible and, under certain circumstances, may jointly control any dispute relating to taxes for which both of us are responsible.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from tenants located in Israel represented 3% and 5% of our consolidated and combined revenues in the three and nine months ended April 30, 2018 and in the three and nine months ended April 30, 2017, respectively. The entirety of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities, hedge funds and a passive investment in another entity. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Our passive interests in other entities are not currently liquid and we cannot assure that they we will be able to liquidate them when we desire, or ever. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2018.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 8 to the Consolidated and Combined Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Registration Statement on Form 10-12G.

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

Rafael Holdings, Inc.

June 11, 2018	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

June 11, 2018	By:	/s/ David Polinsky
David Polinsky Chief Financial Officer

