Form 10-K/A
period 2018-07-31
Rafael Holdings, Inc.
filed 2018-10-17
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Rafael Holdings, Inc. for the year ended July 31, 2018, filed with the Securities and Exchange Commission on October 15, 2018 (the “Original Filing”), is solely to correct certain formatting and a date in the Report of Independent Registered Public Accounting Firm set forth on page F-2 of the Form 10-K. The revised Report of Independent Registered Public Accounting Firm is set forth herein.

This Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Filing, nor does it reflect events occurring after the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

RAFAEL HOLDINGS, INC.

By:	/s/ Howard S. Jonas
Howard S. Jonas Chairman of the Board of Directors and Chief Executive Officer

Date: October 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas	Chairman of the Board and Chief Executive Officer	October 17, 2018
Howard S. Jonas	(Principal Executive Officer)

/s/ David Polinsky	Chief Financial Officer	October 17, 2018
David Polinsky	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen Greenberg	Director	October 17, 2018
Stephen Greenberg

/s/ Dr. Boris C. Pasche	Director	October 17, 2018
Dr. Boris C. Pasche

/s/ Dr. Michael J. Weiss	Director	October 17, 2018
Dr. Michael J. Weiss

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Rafael Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Rafael Holdings, Inc. (“Rafael Holdings” or the “Company”) as of July 31, 2018 and 2017, and the related consolidated and combined statements of operations, comprehensive (loss) income, stockholders’ and members’ equity, and cash flows for each of the years in the three year period ended July, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

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

/s/ Zwick & Banyai, PLLC
Zwick & Banyai, PLLC

We have served as the Company’s auditor since 2017.

Southfield, Michigan
October 15, 2018

3