Form 10-Q
period 2018-10-31
Rafael Holdings, Inc.
filed 2018-12-10
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of December 7, 2018, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	787,163 shares outstanding
Class B common stock, $.01 par value:	11,786,397 shares outstanding

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	October 31,	July 31,
	2018	2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,086	$15,803
Trade accounts receivable, net of allowance for doubtful accounts of $82 at October 31, 2018 and July 31, 2018	379	287
Marketable securities	20,061	24,701
Due from Rafael Pharmaceuticals	3,435	3,300
Prepaid expenses and other current assets	484	421
Total current assets	34,445	44,512

Property and equipment, net	49,740	50,113
Investments – Rafael Pharmaceuticals	23,300	13,300
Investments – Other Pharmaceuticals	2,000	2,000
Investments – Hedge Funds	4,314	4,218
Deferred income tax assets, net	40	—
Patents	324	324
In-process research and development	1,327	1,327
Other assets	1,139	1,126

TOTAL ASSETS	$116,629	$116,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade accounts payable	$298	$367
Accrued expenses	431	500
Other current liabilities	18	24
Total current liabilities	747	891

Due to related parties	582	276
Other liabilities	174	188

TOTAL LIABILITIES	1,503	1,355

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of October 31, 2018 and July 31, 2018.	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 11,786,397 and 11,762,346 shares issued and outstanding as of October 31, 2018 and July 31, 2018, respectively	118	118
Additional paid-in capital	103,784	103,636
Accumulated deficit	(1,628)	(1,108)
Accumulated other comprehensive income	4,160	4,043
Total stockholders’ deficit	106,442	106,697
Noncontrolling interests	8,684	8,868
Total equity	115,126	115,565

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$116,629	$116,920

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands, except share data)

	Three Months Ended October 31,
	2018	2017

REVENUE
Rental – Third Party	$383	$386
Rental – Related Party	521	505
Parking	231	215
Total Revenue	1,135	1,106

COSTS AND EXPENSES
Selling, general and administrative	1,453	1,736
Research and development	373	—
Depreciation and amortization	429	425

Loss from Operations	(1,120)	(1,055)
Interest income net	101	2
Net gains resulting from foreign exchange transactions	—	11
Net loss on equity investments	—	(104)
Loss on sales of marketable securities	(10)	—
Unrealized gain on marketable securities	333	—
Gain on disposal of bonus shares	—	246
Loss Before Income Taxes	(696)	(900)
Benefit from (provision for) income taxes	31	(8,428)
Net Loss	(665)	(9,328)
Net loss attributable to noncontrolling interests	(184)	—
Net Loss attributable to Rafael Holdings, Inc.	$(481)	$(9,328)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	$78	$10
Total Comprehensive Loss	(403)	(9,318)
Comprehensive loss attributable to noncontrolling interests	(9)	—
Total Comprehensive Loss attributable to Rafael Holdings, Inc.	$(394)	$(9,318)

Loss Per Share:
Basic and diluted	$(0.04)	$(0.74)

Weighted average number of shared used in calculation of loss per share:
Basic and diluted	12,566,358	12,541,998

See accompanying notes to consolidated and combined financial statements.

RAFAEL HOLDINGS, INC.

 CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(unaudited, in thousands, except share data)

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Operating activities
Net loss	$(665)	$(9,328)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	429	425
Deferred income taxes	(40)	8,838
Realized gain on disposal of bonus shares	—	(246)
Net realized and unrealized gain on sale of marketable securities	(323)	—
Non-cash compensation	30	606
Interest in the equity of investments	—	104
Change in assets and liabilities:
Trade accounts receivable	(92)	(88)
Other current assets and prepaid expenses	(63)	6
Other assets	(13)	(140)
Trade accounts payable and accrued expenses	(138)	79
Other current liabilities	(6)	(25)
Due from/to related parties	171	(260)
Other liabilities	(14)	—
Net cash used in operating activities	(724)	(29)

Investing activities
Purchases of property and equipment	(26)	(223)
Proceeds from sale and maturity of marketable securities	5,820	—
Purchase of marketable securities	(953)	—
Investment in Rafael Pharmaceuticals	(10,000)	—
Net cash used in investing activities	(5,159)	(223)

Financing activities
Proceeds from exercise of options	118	—
Net cash used in financing activities	118	—
Effect of exchange rate changes on cash and cash equivalents	48	15
Net decrease in cash and cash equivalents	(5,717)	(237)
Cash and cash equivalents at beginning of period	15,803	11,756
Cash and cash equivalents at end of period	$10,086	$11,519

Supplemental Schedule of Non-Cash Financing and Investing Activities
Adoption effect of ASU 2016-01	$39	$—

See accompanying notes to consolidated and combined financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of Business

Rafael Holdings, Inc., or Rafael Holdings, or the Company, a Delaware corporation, owns commercial real estate assets and interests in clinical and early stage pharmaceutical companies. The assets are operated as two separate lines of business. The commercial real estate holdings consist of the building at 520 Broad Street in Newark, New Jersey that houses headquarters for the Company and affiliated entities as well as third-party tenants, and an associated 800 car public garage, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for IDT. The pharmaceutical holdings include debt, preferred equity interests and warrants in Rafael Pharmaceuticals, Inc., or Rafael Pharma, which is a clinical stage, oncology-focused, pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in LipoMedix Pharmaceuticals Ltd., or LipoMedix, an early stage oncology focused pharmaceutical company based in Israel.

On March 26, 2018, IDT Corporation, or IDT, the former parent corporation of the Company, completed a tax-free spinoff (the “Spin-Off”) of the Company’s capital stock, through a pro rata distribution of common stock to its stockholders of record as of the close of business on March 13, 2018 (the “Spin-Off Record Date”). As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of the Company’s Class A common stock for every two shares of IDT’s Class A common stock held on the Spin-Off Record Date, and (ii) one share of the Company’s Class B common stock for every two shares of IDT’s Class B common stock held of record on the Spin-Off Record Date. On March 26, 2018, there were 787,163 shares of the Company’s Class A common stock, and 11,754,835 shares of the Company’s Class B common stock issued and outstanding, which includes 114,945 restricted stock units issued to employees and consultants in connection with the spin.

We entered into various agreements with IDT prior to the Spin-Off, including a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with IDT after the Spin-Off, and a Transition Services Agreement, which provides for certain services to be performed by IDT to facilitate the transition of the Company into a separate publicly-traded company. These agreements provide for, among other things, (i) the allocation between the Company and IDT of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the Spin-Off, (ii) transitional services to be provided by IDT relating to human resources and employee benefits administration, and (iii) finance, accounting, tax, investor relations and legal services to be provided by IDT to the Company following the Spin-Off. In addition, the Company entered into a Tax Separation Agreement with IDT, which sets forth the responsibilities of the Company and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods.

The “Company” in these financial statements refers to Rafael Holdings on a consolidated and combined basis as if Rafael Holdings existed and owned the above interests in all periods presented.

All significant intercompany accounts and transactions have been eliminated in consolidation or combination.

Basis of Presentation

The accompanying unaudited consolidated and combined financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2019. The balance sheet at July 31, 2018 has been derived from the Company’s audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018, or the 2018 Form 10-K.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2019 refers to the fiscal year ending July 31, 2019).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, “ASU” 2014-09, Revenue from Contracts with Customers (Topic 606) or ASU 2014-09. The objective of the ASU is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the ASU, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. The five-step analysis consists of the following: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC. The Company adopted ASU 2014-09 effective August 1, 2018 using the modified retrospective approach. The Company reviewed all contracts that were not completed as of August 1, 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.

The Company disaggregates its revenue by source within its consolidated and combined statements of operations. As an owner and operator of real estate, the Company derives the majority of its revenue from leasing space to tenants at its properties. As a result, the majority of the Company’s revenue is accounted for pursuant to ASC 840 Leases or ASC 840 and is reflected within Rental Revenue in the consolidated and combined statements of operations. In addition, the Company earns revenue from recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs. Revenue from recoveries from tenants is recognized under the guidance within ASC 840 until the adoption of ASC 842, Leases in 2019 at which time it may fall within the guidance under Topic 606 (see Recently Issued Accounting Pronouncements “Leases”).

Contractual rental revenue is reported on a straight-line basis over the terms of the respective leases. Accrued rental income, included within Trade Accounts Receivable and Other Assets on the consolidated balance sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments or parking customers to pay amounts due.

The Company also earns revenue from parking which is derived primarily from monthly and transient daily parking. In addition, the Company has certain lease arrangements for parking accounted for under the guidance in ASC 840. The monthly and transient daily parking revenue falls within the scope of ASC 606 and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied, consistent with the Company’s previous accounting.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the consolidated and combined financial statements in the 2018 Form 10-K for a complete discussion of the Company’s significant accounting policies.

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The amendments in the ASU include, among other changes, the following: (i) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (ii) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (iii) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (iv) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception will be available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception.  The Company implemented ASU 2016-01 effective August 1, 2018. A cumulative-effect adjustment was recorded as of August 1, 2018 to reclassify approximately $39,000 of unrealized loss on equity securities from accumulated other comprehensive income to retained earnings.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and intends to adopt the standard on August 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and will be applied as a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and intends to adopt the standard on August 1, 2020.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash or ASU 2016-18. The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. The amendments in this Statement are required to be applied retrospectively to all periods presented. The Company adopted this guidance retrospectively on August 1, 2018 with no material impact on the Company’s financial position, results of operations or cash flows. On a prospective basis, ASU 2016-18 will only impact the Company’s financial position and cash flows to the extent it has restricted cash.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business, or ASU 2017-01. The ASU intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in ASU-2017-01, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. The ASU provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. While the Company's acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by the Company would have been considered asset acquisitions under the new standard. As a result, transaction costs may be capitalized more often since the Company expects some of its future acquisitions to be classified as asset acquisitions under this new standard. In addition, goodwill that was previously allocated to businesses that were sold or held for sale will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses. ASU 2017-01 was adopted by the Company on August 1, 2018 and it will be applied prospectively to transactions occurring after the adoption date, as applicable.

Note 2 — Acquisition of LipoMedix Pharmaceuticals Ltd.

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

As a result of its initial $100,000 investment in LipoMedix, the Company received ordinary shares of LipoMedix representing approximately 3.2% of the ordinary shares outstanding. During the second quarter of fiscal 2017, the Company made an additional $300,000 investment in LipoMedix, increasing its ownership to 13.95% of the issued and outstanding ordinary shares, as well as providing LipoMedix with an advance of $200,000. During the fourth quarter of fiscal 2017, the Company made an additional $1.1 million investment, inclusive of the $200,000 advance, in LipoMedix, increasing its ownership to 38.86% of the issued share capital of the issued and outstanding ordinary shares. The Company began accounting for this investment under the equity method as of and for the fourth quarter of fiscal 2017. During the fourth quarter of fiscal 2017, the Company recognized approximately $113,000 as its proportionate share of LipoMedix’s loss. As of July 31, 2017, LipoMedix had assets totaling $1.2 million and liabilities totaling $77,000.

On November 16, 2017, the Company exercised its option to purchase additional ordinary shares of LipoMedix for $900,000, which increased its ownership to 50.6% of the issued and outstanding ordinary shares. The Company began consolidating this investment as of and for the second quarter of fiscal 2018.

On July 6, 2018, the Company provided bridge financing of $875,000 to LipoMedix (“Bridge Note”). This financing is convertible into shares of LipoMedix at the earliest of the following: (i) upon an issuance of an aggregate $2.0 million of additional equity securities (excluding the Bridge Note) (“the Financing”), the Bridge Note amount shall be converted into shares of LipoMedix of the same class and series with the same rights, preferences and privileges as shall be issued in the Financing at a conversion price per share equal to 75% or the lowest price per share paid by the investor(s) in the Financing; (ii) upon a Distribution Event (as defined in the Founder’s Agreement among LipoMedix and certain founders), the Bridge Note shall automatically and without further action be converted into shares of the most senior class of shares of LipoMedix then issued at a conversion price per share that is equal to 75% per share distribution received on account of the Distribution Event or the Company shall be entitled to receive a redemption payment equal to the Bridge Note ($875,000); (iii) if neither a Financing nor Distribution Event occurs prior to January 6, 2020 (18 months following the effective date of the agreement), the Bridge note will be converted into the most senior class of shares LipoMedix has then issued at a conversion price per share equal to $0.53 (calculated on the basis of LipoMedix’s pre-money valuation of $5.0 million, divided by its fully diluted share capital as of July 6, 2018).

Note 3 — Marketable Securities

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
October 31, 2018:
Certificates of deposit*	$3,960	$—	$1	$3,959
Federal Government Sponsored Enterprise notes	1,669	4	—	1,673
International agency notes	5,469	8	—	5,477
Corporate bonds	2,860	59	—	2,919
U.S. Treasury notes	5,365	168	—	5,533
International bonds	501	—	1	500
Total	$19,824	$239	$2	$20,061

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker, and may be sold in the secondary market.

Proceeds from maturities and sales of available-for-sale securities were approximately $5.8 million and $0 for the three months ended October 31, 2018 and 2017, respectively. The gross realized losses that were included in earnings as a result of sales were approximately $10,000 and $0 in the three months ended October 31, 2018 and 2017, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at October 31, 2018 were as follows:

Fair Value
(in thousands)
Within one year	$6,212
After one year through five years	8,372
After five years through ten years	5,477

Total	$20,061

Note 4 — Fair Value Measurements

Under the Fair Value Measurements and Disclosures topic of the Codification, disclosures are required about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs as follows:

Level 1 quoted prices in active markets for identical assets or liabilities;

Level 2 quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3 unobservable inputs for the asset or liability, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of October 31, 2018 and July 31, 2018 (in thousands):

	October 31, 2018
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
Marketable Securities	$8,453	$11,608	$—	$20,061
Hedge Funds	—	—	4,314	4,314
Rafael Pharmaceuticals convertible promissory notes	—	—	7,900	7,900
Total	$8,453	$11,608	$12,214	$32,275

	July 31, 2018
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
Marketable Securities	$10,755	$13,946	$—	$24,701
Hedge Funds	—	—	4,218	4,218
Rafael Pharmaceuticals convertible promissory notes	—	—	7,900	7,900
Total	$10,755	$13,946	$12,118	$36,819

At October 31, 2018 and July 31, 2018, the Company did not have any liabilities measured at fair value on a recurring basis.

At October 31, 2018 and July 31, 2018, the fair value of the Rafael Pharmaceuticals convertible promissory notes, which were classified as Level 3, was estimated based on a valuation of Rafael Pharmaceuticals by reference to recent transactions in its securities, the September 2016 Series D Convertible Note investment, as well as utilizing a discounted cash flow technique under the Income Approach and other factors that could not be corroborated by the market.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended October 31, 2018 and July 31, 2018.

	Three Months Ended October 31,
	2018	2017

Balance, beginning of period	$12,118	$6,300
Purchases	—	—
Total unrealized gains included in earnings	96	—
Balance, end of period	$12,214	$6,300

Prior to the Spin-Off, IDT contributed $3.9 million in hedge funds which were included in “Investments – Hedge Funds” in the accompanying consolidated balance sheets.

Prior to the Spin-Off, IDT contributed $2.0 million in investments in securities of another entity that are not liquid, which were included in “Investments – Other Pharmaceuticals” in the accompanying consolidated balance sheets. The Company’s related investment is accounted for using the cost method; therefore, this investment is not measured at fair value.

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

Cash and cash equivalents, other current assets, and other current liabilities. At October 31, 2018 and July 31, 2018, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1 and other current assets, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At October 31, 2018 and July 31, 2018, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s financial instruments include trade accounts receivable, accounts payable, and due from related parties. The recorded carrying amount of trade accounts receivable, accounts payable and due from related approximates their fair value due to their short-term nature. Other than noted above, the Company did not have any other assets or liabilities that were measured at fair value on a recurring basis as of October 31, 2018 or July 31, 2018.

Note 5 — Trade Accounts Receivable

Trade Accounts Receivable consisted of the following (in thousands):

	October 31, 2018	July 31, 2018
Trade Accounts Receivable	$451	$358
Accounts Receivable - Related Party	10	11

Less Allowance for Doubtful Accounts	(82)	(82)
Trade Accounts Receivable, net	$379	$287

Accrued rental income included in Prepaid Expenses and Other Current Assets was approximately $203,000 and $88,000 as of October 31, 2018 and July 31, 2018, respectively.

Noncurrent accrued rental income included in Other Assets was approximately $1.1 and $1.0 million as of October 31, 2018 and July 31, 2018, respectively.

Note 6 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	October 31, 2018	July 31, 2018
Building and Improvements	$52,818	$52,818
Land	10,412	10,412
Furniture and Fixtures	1,145	1,145
Other	255	255
Construction in Progress	1,071	1,024

Less Accumulated Depreciation	(15,961)	(15,541)
Total	$49,740	$50,113

Other property and equipment consists of furniture and fixtures, office and other equipment and miscellaneous computer hardware.

Depreciation and amortization expense pertaining to property and equipment was approximately $429,000 and $425,000 for the three months ended October 31, 2018 and 2017, respectively.

Note 7 — Loss Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted (loss) earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2018	2017
Basic weighted-average number of shares	12,566,358	12,541,998

In the three months ended October 31, 2018, the diluted loss per share computation equals basic loss per share of $0.04 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive. For all periods prior to the Spin-Off, the Company utilized the number of shares distributed in the Spin-Off as the denominator for historical (loss) earnings per share for each period presented.

Note 8 — Establishment of Valuation Allowance for Deferred Tax Asset

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, a valuation allowance of $8.4 million was recorded to reserve for the entirety of the Company’s domestic deferred tax asset during the first quarter of fiscal 2018. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are increased.

Note 9 — Investment in Rafael Pharmaceuticals, Inc. (“Rafael Pharmaceuticals”)

Rafael Pharmaceuticals is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells.

The Company owns interests/rights in Rafael Pharmaceutical through a 90%-owned non-operating subsidiary, IDT-Rafael Holdings, LLC. IDT-Rafael Holdings owns 50% of CS Pharma, a non-operating entity. IDT-Rafael Holdings and its subsidiary, CS Pharma, holds equity interests and governance rights in Rafael Pharmaceuticals as follows:

1. $10,000,000 of Series D Convertible Notes of Rafael Pharmaceuticals held by CS Pharma, and

2. A warrant to purchase up to 56% of the capital stock of Rafael Pharmaceuticals, of which the first $10 million was owned by CS Pharma and has since been exercised in September 2018. See below table showing effective interest currently owned.

3. Certain governance rights, including appointment of directors.

On September 5, 2018, CS Pharma partially exercised the Warrant to purchase Series D Convertible Preferred Stock of Rafael Pharmaceuticals and purchased 8.0 million shares of Rafael Pharmaceuticals’ Series D Convertible Preferred Stock for $10 million.

On November 5, 2018, IDT-Rafael Holdings, partially exercised the Warrant and purchased 4.0 million shares of Rafael Pharmaceuticals’ Series D Convertible Preferred Stock for $5.0 million, of which $500,000 is being contributed by the holder of a minority interest in IDT-Rafael Holdings.

Following these exercises, the Company and its subsidiaries collectively own securities representing 19.0% of the outstanding capital stock of Rafael Pharmaceuticals and 11.6% of the capital stock on a fully diluted basis (excluding the remainder of the Warrant). The following table shows the effective interest of the Company in Rafael Pharmaceuticals giving effect to the rights of other holders of interests in subsidiaries of the Company:

	Outstanding Basis	Fully Diluted*

Rafael Holdings	11.4%	6.9%
Other holders of equity in subsidiaries of Rafael Holdings	7.6%	4.7%
Total	19.0%	11.6%

* excluding the exercise of remainder of the Warrant

On September 19, 2017, IDT approved a compensatory arrangement with Howard S. Jonas related to the right held by IDT-Rafael Holdings to receive additional Rafael Pharmaceutical shares (“Bonus Shares”) upon the achievement of certain milestones. Under that arrangement, IDT and the Company transferred to Howard Jonas the contractual right to receive “Bonus Shares” for an additional 10% of the outstanding capital stock of Rafael Pharmaceuticals that was previously held by IDT-Rafael Holdings, which is contingent upon achieving certain milestones. This right was previously held by IDT-Rafael Holdings, subject to its right to transfer to recipients that IDT-Rafael Holdings, in its sole discretion, felt merit because of special efforts by such persons in assisting Rafael Pharmaceuticals and its products. IDT-Rafael Holdings distributed the rights to its members and the Company transferred the portion it received to Howard Jonas. If any of the milestones are met, the Bonus Shares are to be issued without any additional payment. Howard Jonas has the right to transfer the Bonus Shares, in his discretion, to others, including those who are instrumental to the future success of Rafael Pharmaceuticals.

On March 2, 2017, Howard Jonas, Chairman of the Board and Chief Executive Officer of the Company, and Chairman of the Board of Rafael Pharmaceuticals purchased 10% of IDT-Rafael Holdings, LLC, in which the Company’s direct and indirect interest and rights in Rafael Pharmaceuticals were held, for a purchase price of $1 million, which represented 10% of the Company’s cost basis in IDT-Rafael Holdings. The Company holds its interest in CS Pharma through a 90%-owned non-operating subsidiary, IDT-Rafael Holdings, LLC, which holds a 50% interest in CS Pharma. Accordingly, the Company holds an effective 45% indirect interest in the assets held by CS Pharma, including its cash. Separately, Howard Jonas and Deborah Jonas jointly own $525,000 of Series C Convertible Notes of Rafael Pharmaceuticals, and The Howard S. and Deborah Jonas Foundation owns $525,000 of Series C Notes of Rafael Pharmaceuticals.

The Rafael Pharmaceuticals Series D Note earns interest at 3.5% per annum, with principal and accrued interest which was due and payable on September 16, 2018. The Company and Rafael Pharmaceuticals are in discussions regarding the maturity of the Series D Note. The Series D Note is convertible at the holder’s option into shares of Rafael Pharmaceuticals’ Series D Preferred Stock, or Series D Stock. In all cases, the Series D Note conversion price is based on the applicable financing purchase price. The Company and CS Pharma were issued warrants to purchase shares of capital stock of Rafael Pharmaceuticals representing up to 56% of the then issued and outstanding capital stock of Rafael Pharmaceuticals, on an as-converted and fully diluted basis. The right to exercise warrants as to the first $10 million thereof is owned by CS Pharma and the remainder is owned by IDT-Rafael Holdings. The warrant expires on December 31, 2020. Currently, if the Company desires to raise additional financing from unaffiliated parties in connection with the exercise of the warrant or other current rights to invest in Rafael Pharmaceuticals (but not including the Rafael Pharmaceuticals rights held by CS Pharma), it first must give the other CS Pharma holders the opportunity to provide such financing on a pro rata basis. The exercise price of the warrant is the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments. The minimum initial and subsequent exercises of the warrant shall be for such number of shares that will result in at least $5 million of gross proceeds to Rafael Pharmaceuticals, or such lesser amount as represents 5% of the outstanding capital stock of Rafael Pharmaceuticals, or such lesser amount as may then remain unexercised. The warrant will expire upon the earlier of December 31, 2020 or a qualified initial public offering or liquidation event of Rafael Pharmaceuticals.

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

Note 10 — Related Party Transactions

The Company has historically maintained an intercompany balance Due to Related Parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT, partially offset by rental income paid by various companies under common control to IDT to the Company and charges for services provided by the Company to Rafael Pharmaceuticals for rent, accounting and other administrative expenses.  The Company’s current liability is comprised of a deposit of 864,144 from Howard S. Jonas, Chairman of the Board, Chief Executive Officer and controlling stockholder of the Company partially offset by amounts due from IDT and Rafael Pharmaceuticals.

The change in the Company’s liability to related parties was as follows (in thousands):

Balance at July 31, 2018	$276
Payments by IDT on behalf of the Company	74
Rental revenue billed to Related Parties	(52)
Cash repayments, net of advances	404
Billings for services performed for Rafael Pharmaceuticals	(120)
Balance at October 31, 2018	$582

Note 11 — Income Taxes

On December 22, 2017, the U.S. government enacted “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018”, which is commonly referred to as “The Tax Cuts and Jobs Act” (the “Tax Act”). The Tax Act provides for comprehensive tax legislation that, among other things, reduces the U.S. federal statutory corporate tax rate from 35.0% to 21.0% effective January 1, 2018, broadens the U.S. federal income tax base, requires companies to pay a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred (“transition tax”), and creates new taxes on certain foreign sourced earnings.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), expressing its views regarding the FASB Accounting Standards Codification 740, Income Taxes, in the reporting period that includes the enactment date of the Tax Act. SAB 118 recognizes that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. Specifically, SAB 118 allows a company to report provisional estimates in the reporting period that includes the enactment date if the company does not have the necessary information available, prepared, or fully analyzed for certain income tax effects of the Tax Act. The provisional estimates would be adjusted during a measurement period not to exceed 12 months from the enactment date of the Tax Act, at which time the accounting for the income tax effects of the Tax Act is required to be completed.

The Company has completed its accounting for the income tax effects of the enactment of the Tax Act. At July 31, 2018, the Company did not have any undistributed earnings of its foreign subsidiaries. As a result, no additional income or withholding taxes were provided for, for the undistributed earnings or any additional outside basis differences inherent in the foreign entities. The Company reviewed the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT) that became effective August 1, 2018 and has not recorded any impact associated with either.

The Company anticipates that its assumptions and estimates may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB, and various other taxing jurisdictions. In particular, the Company anticipates that the U.S. state jurisdictions will continue to determine and announce their conformity with or decoupling from the Tax Act, either in its entirety or with respect to specific provisions. Legislative and interpretive actions could result in adjustments to the Company’s provisional estimates when the accounting for the income tax effects of the Tax Act is completed. The Company will continue to evaluate the impact of the Tax Act on its financial statements and will record the effect of any reasonable changes in its estimates and adjustments.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Pharmaceuticals	Real Estate	Total
Three Months Ended October 31, 2018
Revenues	$—	1,135	1,135
Loss from operations	(406)	(714)	(1,120)

Three Months Ended October 31, 2017
Revenues	$—	1,106	1,106
Loss from operations	—	(1,055)	(1,055)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Three months ended October 31,	2018	2017
Revenue from tenants located in Israel	2%	2%

Net long-lived assets and total assets held by the Company were located as follows:

(in thousands)	United States	Foreign	Total
October 31, 2018 (unaudited)
Long-lived assets, net	$48,083	$1,657	$49,740
Total assets	112,652	3,977	116,629

July 31, 2018
Long-lived assets, net	$48,415	$1,698	$50,113
Total assets	113,279	3,641	116,920

Note 13 — Commitments and Contingencies

Legal Proceedings

On August 21, 2018, the Company entered into a settlement agreement with a building service provider in order to avoid the risks, delays and expenses inherent in and resulting from litigation. The $100,000 settlement was included in “Selling, general and administrative” expenses in the 2018 consolidated and combined statement of operations and in “Accrued Expenses” in the accompanying consolidated balance sheets. As the Company is fully indemnified by IDT for the settlement amount, a corresponding receivable was included in “Due to Related Parties” in the accompanying consolidated balance sheets. This amount has since been repaid in the first quarter of fiscal 2019.

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

On September 17, 2018, LipoMedix was notified of a claim initiated by one of its founders seeking payment of consulting fees in the amount of approximately $377,000 and seeking to place restrictions on LipoMedix’ bank accounts and other assets to protect his claim. LipoMedix does not believe that the individual has the right to receive any payment at the current time. LipoMedix responded to the demand for the placement of restrictions on its assets. On November 26, 2018 the court denied the request by the founder to place restrictions on the assets. LipoMedix intends to vigorously defend this matter.

The Company may from time to time be subject to legal proceedings that may arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 14 — Stock-Based Compensation

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2018	626,580	$4.90	4.72	3,070,242
Granted	—	—	—	—
Exercised	(24,051)	4.90	—	—
Cancelled / Forfeited	(496)	4.90	—	—
OUTSTANDING AT October 31, 2018	602,033	$4.90	4.4	$2,949,962
EXERCISABLE AT October 31, 2018	587,834	$4.90	4.4	$2,880,387

24,051 options were exercised during the three months ended October 31, 2018. At October 31, 2018, there was no unrecognized compensation cost related to non-vested stock options.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

(in thousands)	Number of Non-vested Shares	Weighted- Average Grant- Date Fair Value
Outstanding at July 31, 2018	141,799	4.90
Granted	—	—
Vested	(2,245)	4.90
Cancelled / Forfeited	—	—
NON-VESTED SHARES AT October 31, 2018	139,554	$4.90

At October 31, 2018, there was $293,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.4 years. The total grant date fair value of shares vested in the three months ended October 31, 2018 and 2017 was $11,000 and $0, respectively.

Note 15 — Future Minimum Rents

Certain of the Company’s properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2021 to 2028. The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of October 31, 2018, under non-cancelable operating leases which expire on various dates through 2028, are as follows:

Year ending July 31:	Related Parties	Other	Total
(in thousands)
2019	$1,496	848	2,344
2020	2,004	1,142	3,146
2021	2,041	1,003	3,044
2022	2,079	907	2,986
2023	2,117	642	2,759
Thereafter	3,795	2,904	6,699
Total Minimum Future Rental Income	$13,532	7,446	20,978

The Company amended all of its related party leases as of August 1, 2017. The related party leases expire in April 2025 and are for 88,631 square feet and include two parking spots per thousand square feet of space leased at 520 Broad Street and for 3,595 square feet in Israel. The annual rent is approximately $2.0 million. The related parties have the right to terminate the domestic leases upon four months’ notice, and upon early termination will pay a termination penalty equal to 25% of the portion of the rent due over the course of the remaining term. The related parties have the right to terminate the Israeli leases upon two months’ notice. Related parties have the right to lease an additional 25,000 square feet in the building located at 520 Broad Street on the same terms as the base lease, and other rights to a further 25,000 square feet should all available space be leased to other tenants. Upon expiration of the lease, these related parties have the right to renew the leases for another five years.

Note 16 — Subsequent Events

On November 15, 2018, Howard Jonas entered into an agreement to purchase a convertible note from Rafael Holdings, Inc. (the “Company”) for $15 million. The term of the note is three years and interest will accrue on the principal amount at a rate of 6% per annum, compounded quarterly. At the option of the Company, interest on the note can be capitalized and added to principal or payable in cash. The note is convertible at the option of the holder into shares of Class B common stock at a conversion price of $8.47 per share, the closing price of the Company’s Class B common stock on the trading day before the date of the investment agreement. The initial principal amount is convertible into 1,770,956 shares of Class B common stock, and if all interest for the three-year term of the note is capitalized, the note will be convertible into 2,117,388 shares of Class B common stock. If the closing price of the Company’s Class B common stock on the NYSE American is 200% of the conversion price for at least thirty (30) consecutive days, the Company may cause conversion of the note.

The Company intends to use the funds to exercise additional portions of its warrant to purchase equity of Rafael Pharmaceuticals, Inc. and for general corporate needs while maintaining the flexibility to execute on opportunities in its real estate business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On March 26, 2018, IDT Corporation, which we refer to as IDT, our former parent corporation, completed a tax-free spinoff (the “Spin-Off”) of our capital stock, through a pro rata distribution of our common stock to its stockholders of record as of the close of business on March 13, 2018 (the “Spin-Off Record Date”). As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of the Company’s Class A common stock for every two shares of IDT’s Class A common stock held on the Spin-Off Record Date, and (ii) one share of the Company’s Class B common stock for every two shares of IDT’s Class B common stock held of record on the Spin-Off Record Date. and (iii) cash in lieu of a fractional share of all classes of our common stock.

Rafael owns commercial real estate assets and interests in clinical and early stage pharmaceutical companies. The assets are operated as two separate lines of business. The commercial real estate holdings consist of the building at 520 Broad Street in Newark, New Jersey that houses headquarters for the Company and affiliated entities as well third-party tenants, and an associated 800 car public garage, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for IDT. The pharmaceutical holdings include debt, preferred equity interests and warrants in Rafael Pharmaceuticals, Inc., or Rafael Pharma, which is a clinical stage, oncology-focused, pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in LipoMedix Pharmaceuticals Ltd., or LipoMedix, an early stage oncology focused pharmaceutical company based in Israel.

Results of Operations

Three Months Ended October 31, 2018 Compared to Three Months Ended October 31, 2017

Our business consists of two reportable segments -Real Estate and Pharmaceuticals. We evaluate the performance of our Real Estate segment based primarily on income (loss) from operations and our Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials. Accordingly, the income and expense line items below (loss) income from operations are only included in the discussion of consolidated and combined results of operations.

Real Estate Segment

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Rental – Third Party Revenue	$383	$386	$(3)	(1)%
Rental – Related Party Revenue	521	505	16	3
Parking Revenue	231	215	16	7
Selling, general and administrative	(1,420)	(1,736)	316	18
Depreciation and amortization	(429)	(425)	(4)	(1)
Loss from operations	$(714)	$(1,055)	$(341)	(32)%

Pharmaceuticals Segment

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Selling, general and administrative	$(33)	$—	$(33)	100.0%
Research and development	(373)	—	(373)	100.0
Loss from operations	$(406)	$—	$(406)	100.0%

To date, the Pharmaceuticals segment has not generated any revenues. The entirety of the expenses in the Pharmaceuticals segment relate to the research and development activities of LipoMedix, of which we are a 50.6% owner.

Revenues.  Rental and Parking revenues increased by approximately $29,000 in the three months ended October 31, 2018 primarily due to additional tenants in 520 Broad Street having started rental payments after the first quarter of fiscal 2018.

Selling, general and administrative expenses.  Selling, general and administrative expenses consists mainly of payroll, benefits, facilities, consulting and professional fees. The decrease in selling, general and administrative expenses in the three months ended October 31, 2018 compared to the three months ended October 31, 2017 is primarily due to reduction in payroll expense for bonus shares issued to Howard Jonas in the first quarter of fiscal 2018 offset by increased costs related to complying with public company requirements.

Depreciation and amortization expenses. Depreciation and amortization expenses in the three months ended October 31, 2018 as compared to the three months ended October 31, 2017 remained relatively consistent between periods.

Consolidated and combined operations

Our consolidated and combined income and expense line items below income from operations were as follows:

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Loss from operations	$(1,120)	$(1,055)	$(65)	(6)%
Interest income	101	2	99	4,958
Net gains resulting from foreign exchange transactions	0	11	(11)	(100)
Net Loss on Equity Investments	0	(104)	104	100
Loss on sales of marketable securities	(10)	0	(10)	(100)
Unrealized gain on marketable securities	333	0	333	100
Gain on disposal of bonus shares	0	246	(246)	(100)
Loss before income taxes	(696)	(900)	204	23
Provision for income taxes	31	(8,428)	8,459	100
Net Loss	$(665)	$(9,328)	$8,663	93%
Net loss attributable to noncontrolling interests	(184)	0	(184)	(100)
Net loss attributable to Rafael Holdings, Inc.	$(481)	$(9,328)	$8,848	95%

Interest income, net. Interest income, net increased in the three months ended October 31, 2018 due to interest earned on the approximately $50 million of cash and marketable securities contributed by IDT as of the Spin-off on March 26, 2018.

Net gain resulting from foreign exchange transactions.  Net gains resulting from foreign exchange transactions are comprised entirely from changes in movements in New Israeli Shekels relative to the U.S. Dollar.

Net loss on equity investment.  Net loss on equity investment for the three months ended October 31, 2017 relates entirely to our proportionate share of the net loss recorded by LipoMedix, in which we held a 38.9% interest before increasing to a majority stake during November 2017. For the three months ended October 31, 2018 we consolidated our majority interest in LipoMedix.

Unrealized gain on investments and marketable securities. The company implemented ASU 2016-01 effective August 1, 2018, resulting in an unrealized gain on the value of marketable securities of $333,000 for the three months ended October 31, 2018. ASU 2016-01 was not implemented for the comparable quarter in fiscal 2017.

Provision for income taxes. During the three months ended October 31, 2017 we recorded a valuation allowance of $8.4 million recorded to reserve for the entirety of the Company’s domestic deferred tax asset.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended October 31, 2018 compared to the similar periods in fiscal 2017 was due to the net loss attributable to the noncontrolling interests in LipoMedix in the three months ended October 31, 2018. We began consolidating LipoMedix in November 2017.

Liquidity and Capital Resources

General

Prior to the Spin-Off, we satisfied our cash requirements primarily through intercompany debt funding from IDT. In connection with the Spin-Off, IDT transferred assets to Rafael such that, at the time of the Spin-Off, we had approximately $42.7 million in cash and cash equivalents and liquid marketable securities and approximately $3.9 million in interests in hedge funds. We anticipate our total operating costs related to being a public company will be between $2.0 million and $2.3 million per year as a result of being a public reporting company. Several of the costs included in this estimated range are preliminary, subject to negotiation, and may vary from the estimates when finalized.

As of October 31, 2018, we had cash and cash equivalents of $10.1 million and liquid marketable securities of $20.1 million. We expect our cash from operations in the next twelve months and the balance of cash and cash equivalents and liquid marketable securities that we held as of October 31, 2018 to be sufficient to meet our currently anticipated working capital, research and development, and capital expenditure requirements during the twelve-month period ending October 31, 2019.

	October 31,
(in thousands)	2018	2017

Cash flows (used in) provided by
Operating activities	$(724)	$(29)
Investing activities	(5,159)	(223)
Financing activities	118	—
Effect of exchange rates on cash and cash equivalents	48	15
(Decrease) increase in cash and cash equivalents	$(5,717)	$(237)

Operating Activities

Our cash flow from operations varies from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically payments of trade accounts payable. The increase in cash flows provided by operating activities in in the three months ended October 31, 2018 as compared to the three months ended October 31, 2017 related primarily to decreased charges from related parties.

Investing Activities

Cash used in investing activities for the three months ended October 31, 2018 related to the exercise for $10.0 million, of the portion of the warrant to purchase equity interest of Rafael Pharma held by CS Pharma and the proceeds from the sale and maturity of marketable securities of approximately $5.8 million.

Financing Activities

Cash provided by financing activities for the three months ended October 31, 2018 related to approximately $118,000 of proceeds received upon the exercise of stock options.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Off-Balance Sheet Arrangements

As of October 31, 2018, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Foreign Currency Risk

Revenues from tenants located in Israel represented 2% of our consolidated and combined revenues in the three months ended October 31, 2018 and October 31, 2017. The entirety of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities, hedge funds and a passive investment in another entity. Investments in marketable securities and hedge funds carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Our passive interests in other entities are not currently liquid and we cannot assure that they we will be able to liquidate them when we desire, or ever. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2018.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 13 to the Consolidated and Combined Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Item 1A Risk Factors contained in our 2018 Form 10-K, includes a discussion of our risk factors which are incorporated herein. There were no material changes from the risk factors associated with our business previously disclosed in Part I, Item 1A “Risk Factors” of our 2018 Form 10-K.

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

Rafael Holdings, Inc.

December 10, 2018	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

	By:	/s/ David Polinsky
David Polinsky Chief Financial Officer