Form 10-Q
period 2019-01-31
Rafael Holdings, Inc.
filed 2019-03-12
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of March 11, 2019, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	787,163 shares outstanding
Class B common stock, $.01 par value:	13,138,123 shares outstanding

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31,	July 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,769	$15,803
Trade accounts receivable, net of allowance for doubtful accounts of $91 and $82 at January 31, 2019 and July 31, 2018, respectively	356	287
Marketable securities	-	24,701
Due from Rafael Pharmaceuticals	-	3,300
Prepaid expenses and other current assets	588	421
Total current assets	15,713	44,512

Property and equipment, net	49,378	50,113
Investments – Rafael Pharmaceuticals	70,018	13,300
Investments – Other Pharmaceuticals	2,000	2,000
Investments – Hedge Funds	4,166	4,218
Deferred income tax assets, net	15	-
Patents	324	324
In-process research and development	1,327	1,327
Other assets	1,225	1,126
TOTAL ASSETS	$144,166	$116,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$535	$367
Accrued expenses	650	500
Other current liabilities	20	24
Total current liabilities	1,205	891

Due to/from related parties	-	276
Convertible debt, net of discount - Related Party	14,934	-
Other liabilities	195	188

TOTAL LIABILITIES	16,334	1,355

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of January 31, 2019 and July 31, 2018	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 13,133,069 and 11,762,346 shares issued and outstanding as of January 31, 2019 and July 31, 2018, respectively	119	118
Additional paid in capital	117,269	103,636
Accumulated deficit	(2,649)	(1,108)
Accumulated other comprehensive income	4,080	4,043
Total stockholders’ equity	118,827	106,697
Noncontrolling interests	9,005	8,868
TOTAL EQUITY	127,832	115,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,166	$116,920

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands, except share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018

REVENUE:
Rental – Third Party	$306	$298	$689	$685
Rental – Related Party	522	489	1,043	994
Parking	189	169	420	384
Total Revenue	1,017	956	2,152	2,063

COSTS AND EXPENSES
Selling, general and administrative	1,716	1,343	3,169	3,079
Research and development	276	—	649	—
Depreciation and amortization	431	429	860	853
Loss from Operations	(1,406)	(816)	(2,526)	(1,869)
Interest income, net	767	2	868	4
Net gain resulting from foreign exchange transactions	—	107	—	118
Net loss on equity investments	—	—	—	(107)
Gain on sales of marketable securities, net	103	—	330	—
Unrealized loss on Investments – Hedge Funds	(148)	—	(52)	—
Gain on disposal of bonus shares	—	—	—	246
Loss Before Income Taxes	(684)	(707)	(1,380)	(1,608)
(Provision for) benefit from income taxes	(17)	(15)	14	(8,443)
Net Loss	(701)	(722)	(1,366)	(10,051)
Net income (loss) attributable to noncontrolling interests	320	(176)	136	(176)
Net Loss attributable to Rafael Holdings, Inc.	$(1,021)	$(546)	$(1,502)	$(9,875)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	$80	$68	$2	$78
Total Comprehensive Loss	(621)	(654)	(1,364)	(9,973)
Comprehensive income attributable to noncontrolling interests	15	19	23	19
Total Comprehensive Loss attributable to Rafael Holdings, Inc.	$(636)	$(673)	$(1,387)	$(9,992)

Loss Per Share:
Basic and diluted	$(0.08)	$(0.04)	$(0.12)	$(0.79)

Weighted average number of shared used in calculation of loss per share:
Basic and diluted	13,489,583	12,541,998	12,634,389	12,541,998

See accompanying notes to consolidated and combined financial statements.

RAFAEL HOLDINGS, INC.

 CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(unaudited, in thousands, except share data)

	Six Months Ended January 31,
	2019	2018

Operating activities
Net loss	$(1,366)	$(10,051)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	860	853
Deferred income taxes	(15)	8,837
Interest income on Series D Convertible Note	(848)	-
Net gain on sale of marketable securities	(330)	-
Unrealized loss on investments – Hedge Funds	52	-
Provision for doubtful accounts	9	-
Realized gain on disposal of bonus shares	-	(246)
Non-cash compensation	172	606
Amortization of debt discount	5	-
Interest in the equity of investments	-	439
Change in assets and liabilities:
Trade accounts receivable	(78)	38
Other current assets and prepaid expenses	(186)	(60)
Other assets	(82)	(260)
Accounts payable and accrued expenses	296	77
Other current liabilities	39	(15)
Due to/from related parties	588	(202)
Other liabilities	(15)	25
Net cash (used in) provided by operating activities	(899)	41

Investing activities
Purchases of property and equipment	(58)	(728)
Proceeds from sale and maturity of marketable securities, net	25,031	-
Investment in Rafael Pharmaceuticals	(55,870)	-
Net cash used in investing activities	(30,897)	(728)

Financing activities
Contribution from noncontrolling interest of consolidated entity	4,587	-
Repayment of Loan from Rafael Pharmaceuticals	3,300	-
Proceeds from exercise of options	163	-
Proceed from sale of shares	7,777	-
Proceeds from convertible notes payable - Related Party	15,000	-
Cash advances from IDT Corporation, net of repayments	-	900
Net cash provided by financing activities	30,827	900
Effect of exchange rate changes on cash and cash equivalents	(65)	39
Net (decrease) increase in cash and cash equivalents	(1,034)	252
Cash and cash equivalents at beginning of period	15,803	11,756
Cash and cash equivalents at end of period	$14,769	$12,008

Supplemental Schedule of Non-Cash Financing and Investing Activities
Adoption effect of ASU 2016-01	$39	-
Beneficial conversion feature of convertible debt – related party	$71	-
Debt and accrued interest converted to Series D Preferred Stock	$10,848	-
Related Party deposit utilized to purchase Class B Common Stock	$864	-
Cash payments made for interest & taxes	$-	-

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

On March 26, 2018, IDT Corporation, or IDT, the former parent corporation of the Company, completed a tax-free spinoff (the “Spin-Off”) of the Company’s capital stock, through a pro rata distribution of common stock to its stockholders of record as of the close of business on March 13, 2018 (the “Spin-Off Record Date”). As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of the Company’s Class A common stock for every two shares of IDT’s Class A common stock held on the Spin-Off Record Date, and (ii) one share of the Company’s Class B common stock for every two shares of IDT’s Class B common stock held of record on the Spin-Off Record Date. On March 26, 2018, there were 787,163 shares of the Company’s Class A common stock, and 11,754,835 shares of the Company’s Class B common stock issued and outstanding, which included 114,945 restricted stock units issued to employees and consultants in connection with the spin.

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

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

Basis of Presentation

The accompanying unaudited consolidated and combined financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2019. The balance sheet at July 31, 2018 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018, or the 2018 Form 10-K.

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

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

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

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

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

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business, or ASU 2017-01. The ASU intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in ASU-2017-01, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. The ASU provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. While the Company’s acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by the Company would have been considered asset acquisitions under the new standard. As a result, transaction costs may be capitalized more often since the Company expects some of its future acquisitions to be classified as asset acquisitions under this new standard. In addition, goodwill that was previously allocated to businesses that were sold or held for sale will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses. ASU 2017-01 was adopted by the Company on August 1, 2018 and it will be applied prospectively to transactions occurring after the adoption date, as applicable.

Note 2 — Investment in LipoMedix Pharmaceuticals Ltd.

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

As a result of its initial $100,000 investment in LipoMedix, the Company received ordinary shares of LipoMedix representing approximately 3.2% of the ordinary shares outstanding. During the second quarter of fiscal 2017, the Company made an additional $300,000 investment in LipoMedix, increasing its ownership to 13.95% of the issued and outstanding ordinary shares, and provided LipoMedix with an additional advance of $200,000. During the fourth quarter of fiscal 2017, the Company made an additional $1.1 million investment, inclusive of the $200,000 advance, in LipoMedix, increasing its then ownership to 38.86% of the issued and outstanding ordinary shares. The Company began accounting for this investment under the equity method as of and for the fourth quarter of fiscal 2017.

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

On November 16, 2017, the Company exercised its option to purchase additional ordinary shares of LipoMedix for $900,000, which increased its ownership to 50.6% of the issued and outstanding ordinary shares. The Company began consolidating this investment as of and for the second quarter of fiscal 2018.

On July 6, 2018, the Company provided no-interest bridge financing of $875,000 to LipoMedix (“Bridge Note”). This financing is convertible into shares of LipoMedix as follows: (i) upon an issuance of an aggregate $2.0 million of additional equity securities (excluding the conversion of the Bridge Note) (“the Financing”), the Bridge Note amount shall be converted into shares of LipoMedix of the same class and series with the same rights, preferences and privileges as shall be issued in the Financing at a conversion price per share equal to 75% or the lowest price per share paid by the investor(s) in the Financing; (ii) upon a Distribution Event (as defined in the Founder’s Agreement among LipoMedix and certain of its founders), the Bridge Note shall be converted into shares of the most senior class of shares of LipoMedix then issued, at a conversion price per share that is equal to 75% per share distribution received on account of the Distribution Event, or the Company shall be entitled to receive a redemption payment equal to the Bridge Note ($875,000); (iii) if neither a Financing nor Distribution Event occurs prior to January 6, 2020 (18 months following the effective date of the Bridge Note), the Bridge Note will be converted into the most senior class of shares LipoMedix has then issued at a conversion price per share equal to $0.53 (calculated on the basis of LipoMedix’s pre-money valuation of $5.0 million, divided by its fully diluted share capital as of July 6, 2018).

Note 3 — Marketable Securities

During the six months ended January 31, 2019, all marketable securities held by the Company were liquidated in connection with the exercise of the Rafael Pharmaceuticals warrant, See Note 9. There were no marketable securities as of January 31, 2019.

Proceeds from maturities and sales of available-for-sale securities were approximately $25.0 million and $0 for the six months ended January 31, 2019 and 2018, respectively. The net realized gain that were included in earnings as a result of sales was approximately $103,000 and $330,000 for the three and six months ended January 31, 2019, and $0 for each of the three and six months ended January 31, 2018. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

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

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of January 31, 2019 and July 31, 2018 (unaudited, in thousands):

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
Hedge Funds	$-	$-	$4,166	$4,166
Total	$-	$-	$4,166	$4,166

	July 31, 2018
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
Marketable Securities	$10,755	$13,946	$—	$24,701
Hedge Funds	—	—	4,218	4,218
Rafael Pharmaceuticals convertible promissory notes	—	—	7,900	7,900
Total	$10,755	$13,946	$12,118	$36,819

At January 31, 2019 and July 31, 2018, the Company did not have any liabilities measured at fair value on a recurring basis.

At July 31, 2018, the fair value of the Rafael Pharmaceuticals convertible promissory notes, which were classified as Level 3, was estimated based on a valuation of Rafael Pharmaceuticals by reference to recent transactions in its securities, the September 2016 Series D Convertible Note investment, as well as utilizing a discounted cash flow technique under the Income Approach and other factors that could not be corroborated by the market. The Note was converted into shares of Series D Convertible Preferred Stock of Rafael Pharmaceuticals in January 2019.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended January 31, 2019 and July 31, 2018.

	Six Months Ended January 31,
	2019	2018
	(unaudited)

Balance, beginning of period	$12,118	$6,300
Conversion of Series D Convertible Note	(7,900)	—
Total losses included in earnings	(52)	—
Balance, end of period	$4,166	$6,300

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

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

Cash and cash equivalents, other current assets, and other current liabilities. At January 31, 2019 and July 31, 2018, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1 and other current assets, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At January 31, 2019 and July 31, 2018, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s financial instruments include trade accounts receivable, accounts payable, and due from related parties. The recorded carrying amount of trade accounts receivable, accounts payable and due from related approximates their fair value due to their short-term nature. Other than noted above, the Company did not have any other assets or liabilities that were measured at fair value on a recurring basis as of January 31, 2019 or July 31, 2018.

Note 5 — Trade Accounts Receivable

Trade Accounts Receivable consisted of the following (in thousands):

	January 31, 2019	July 31, 2018
	(unaudited)
Trade Accounts Receivable	$435	$358
Accounts Receivable - Related Party	12	11
Less Allowance for Doubtful Accounts	(91)	(82)
Trade Accounts Receivable, net	$356	$287

Deferred rental income included in Prepaid Expenses and Other Current Assets was approximately $207,000 and $88,000 as of January 31, 2019 and July 31, 2018, respectively.

Noncurrent deferred rental income included in Other Assets was approximately $1.2 and $1.0 million as of January 31, 2019 and July 31, 2018, respectively.

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

Note 6 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 31, 2019	July 31, 2018
	(unaudited)	(audited)
Building and Improvements	$52,894	$52,818
Land	10,412	10,412
Furniture and Fixtures	1,145	1,145
Other	255	255
Construction in Progress	1,073	1,024

Less Accumulated Depreciation	(16,401)	(15,541)
Total	$49,378	$50,113

Other property and equipment consists of furniture and fixtures, office and other equipment and miscellaneous computer hardware.

Depreciation and amortization expense pertaining to property and equipment was approximately $431,000 and $429,000 for the three months ended January 31, 2019 and 2018, respectively, and $860,000 and $853,000 for the six months ended January 31, 2019 and 2018, respectively.

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

The weighted-average number of shares used in the calculation of basic and diluted (loss) earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(unaudited)
Basic weighted-average number of shares	13,489,583	12,541,998	12,634,389	12,541,998

In the three and six months ended January 31, 2019, the diluted loss per share computation equals basic loss per share of $0.08 and $0.12 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive. For all periods prior to the Spin-Off, the Company utilized the number of shares distributed in the Spin-Off as the denominator for historical (loss) earnings per share for each period presented.

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

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

Note 9 — Investment in Rafael Pharmaceuticals, Inc. (“Rafael Pharmaceuticals”)

Rafael Pharmaceuticals is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells.

The Company owns interests/rights in Rafael Pharmaceutical through a 90%-owned non-operating subsidiary, IDT-Rafael Holdings, LLC. IDT-Rafael Holdings holds Series D Convertible Preferred Stock and warrants to purchase a significant stake in Rafael Pharmaceuticals, as well as other equity and governance rights in Rafael Pharmaceuticals. IDT-Rafael Holdings owns equity interests in Rafael Pharmaceuticals and owns 50% of CS Pharma, a non-operating entity that holds debt and additional equity interests in Rafael Pharmaceuticals.

The Company’s equity interests and governance rights in Rafael Pharmaceuticals are as follows:

1.	$10,000,000 of Series D Convertible Notes of Rafael Pharmaceuticals held by CS Pharma which was converted into 8.7 million shares of Series D Preferred Stock of Rafael Pharmaceuticals during the quarter, and

2.	A warrant to purchase up to 56% of the capital stock of Rafael Pharmaceuticals, (the “warrant”) of which the first $10 million was owned by CS Pharma. The entire portion of the warrant held by CS Pharma was exercised for 8.0 million shares of Series D Preferred Stock of Rafael Pharmaceuticals and a portion of the warrant held by IDT-Rafael Holdings was exercised for 36.7 million shares of Series D Preferred Stock of Rafael Pharmaceuticals.

3.	Certain governance rights, including appointment of directors.

In September 2018, CS Pharma partially exercised the Warrant to purchase Series D Convertible Preferred Stock of Rafael Pharmaceuticals and purchased 8.0 million shares of Rafael Pharmaceuticals’ Series D Convertible Preferred Stock for $10 million.

In November 2018, IDT-Rafael Holdings, partially exercised the Warrant and purchased 4.0 million shares of Rafael Pharmaceuticals’ Series D Convertible Preferred Stock for $5.0 million, of which $500,000 was contributed by the holder of a minority interest in IDT-Rafael Holdings.

In January 2019, IDT-Rafael Holdings, partially exercised the Warrant and purchased an additional 32.7 million shares of Rafael Pharmaceuticals’ Series D Convertible Preferred Stock for $40.9 million, of which $4.1 million was contributed by the holder of minority interest in IDT-Rafael Holdings.

In January 2019, CS Pharma converted $10.0 million Series D Convertible Note plus interest into 8.7 million shares of Rafael Pharmaceuticals’ Series D Convertible Preferred Stock.

Following these exercises, the Company and its subsidiaries collectively own securities representing 51.0% of the outstanding capital stock of Rafael Pharmaceuticals and 39.5% of the capital stock on a fully diluted basis (excluding the remainder of the Warrant).

On September 19, 2017, IDT approved a compensatory arrangement with Howard Jonas related to the right held by IDT-Rafael Holdings to receive additional Rafael Pharmaceutical shares (“Bonus Shares”) upon the achievement of certain milestones. Under that arrangement, IDT and the Company transferred to Howard Jonas the contractual right to receive “Bonus Shares” for an additional 10% of the outstanding capital stock of Rafael Pharmaceuticals that was previously held by IDT-Rafael Holdings, which is contingent upon achieving certain milestones. This right was previously held by IDT-Rafael Holdings, subject to its right to transfer to recipients that IDT-Rafael Holdings, in its sole discretion, felt merit because of special efforts by such persons in assisting Rafael Pharmaceuticals and its products. IDT-Rafael Holdings distributed the rights to its members and the Company transferred the portion it received to Howard Jonas. If any of the milestones are met, the Bonus Shares are to be issued without any additional payment. Howard Jonas has the right to transfer the Bonus Shares, in his discretion, to others, including those who are instrumental to the future success of Rafael Pharmaceuticals.

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

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

The Rafael Pharmaceuticals Series D Note earned interest at 3.5% per annum, with principal and accrued interest which was due and payable on September 16, 2018. The Series D Note was converted in January 2019 into 8.7 million shares of Rafael Pharmaceuticals’ Series D Convertible Preferred Stock, or Series D Stock. The Company and CS Pharma were issued warrants to purchase shares of capital stock of Rafael Pharmaceuticals representing up to 56% of the then issued and outstanding capital stock of Rafael Pharmaceuticals, on an as-converted and fully diluted basis. The right to exercise warrants as to the first $10 million thereof was owned by CS Pharma and the remainder is owned by IDT-Rafael Holdings. The warrant expires on December 31, 2020. Currently, if the Company desires to raise additional financing from unaffiliated parties in connection with the exercise of the warrant or other current rights to invest in Rafael Pharmaceuticals (but not including the Rafael Pharmaceuticals rights held by CS Pharma), it first must give the other CS Pharma holders the opportunity to provide such financing on a pro rata basis. The exercise price of the warrant is the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments. The minimum initial and subsequent exercises of the warrant shall be for such number of shares that will result in at least $5 million of gross proceeds to Rafael Pharmaceuticals, or such lesser amount as represents 5% of the outstanding capital stock of Rafael Pharmaceuticals, or such lesser amount as may then remain unexercised. The warrant will expire upon the earlier of December 31, 2020 or a qualified initial public offering or liquidation event of Rafael Pharmaceuticals.

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

The Company evaluated its investments in Rafael Pharmaceuticals in accordance with ASC 323, Investments - Equity Method and Joint Ventures to establish the appropriate accounting treatment for its investment and has concluded that its investment did not meet the criteria for the equity method of accounting.

Note 10 — Related Party Transactions

The Company has historically maintained an intercompany balance Due to/from Related Parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT, partially offset by rental income paid by various companies under common control to IDT to the Company and charges for services provided by the Company to Rafael Pharmaceuticals for rent, accounting and other administrative expenses.  The Company’s liability at July 31, 2018 was comprised of a deposit of $864,144 from Howard Jonas, Chairman of the Board, Chief Executive Officer and controlling stockholder of the Company partially offset by amounts due from IDT and Rafael Pharmaceuticals. During the six months ended January 31, 2019, we issued shares to Howard Jonas in exchange for the deposit and all other prior related party balances and charges within the six month period have been settled. At January 31, 2019, there was no balance due to related parties.

The change in the Company’s liability to related parties was as follows (unaudited, in thousands):

Balance at July 31, 2018	$276
Payments by IDT on behalf of the Company	74
Rental revenue billed to Related Parties	(52)
Cash repayments, net of advances	404
Billings for services performed for Rafael Pharmaceuticals	(120)
Balance at October 31, 2018	$582
Payments by IDT on behalf of the Company	35
Issuance for shares to Howard Jonas for deposit	(864)
Cash repayments, net of advances	367
Billings for services performed for Rafael Pharmaceuticals	(120)
Balance at January 31, 2019	$0

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

On November 15, 2018, Howard Jonas entered into an agreement to purchase a convertible note from the Company for $15.0 million. The term of the note is three years and interest will accrue on the principal amount at a rate of 6% per annum, compounded quarterly. At the option of the Company, interest on the note can be capitalized and added to principal or payable in cash. The note is convertible at the option of the holder into shares of Class B common stock at a conversion price of $8.47 per share, the closing price of the Company’s Class B common stock on the trading day before the date of the investment agreement. The initial principal amount is convertible into 1,770,956 shares of Class B common stock, and if all interest for the three-year term of the note is capitalized, the note will be convertible into 2,117,388 shares of Class B common stock. If the closing price of the Company’s Class B common stock on the NYSE American is 200% of the conversion price for at least thirty (30) consecutive days, the Company may cause conversion of the note.

At issuance, the Company recorded a debt discount of approximately $70,000 related to the beneficial conversion feature of the note and amortized approximately $5,000 of the discount in the second quarter of Fiscal 2019 which was included in interest expense. In addition, the Company recorded $190,000 of interest expense on the note that is included in accrued expenses in the accompanying consolidated and combined statements of operations.

In April 2018, the Board of Directors of the Company and its Corporate Governance Committee approved an arrangement with Howard Jonas, the Chairman of the Board, Chief Executive Officer and controlling stockholder of the Company, related to the purchase of shares of Class B common stock of the Company by Mr. Jonas. Under the arrangement, subject to approval of the stockholders of the Company, Mr. Jonas agreed to purchase 1,254,200 shares of Class B common stock (representing ten percent of the issued and outstanding equity of the Company) at a price per share of $6.89, which was the closing price for the Class B common stock on the New York Stock Exchange on April 26, 2018 (the last closing price before approval of the arrangement) for an aggregate purchase price of approximately $8.6 million. The arrangement received stockholder approval on January 10, 2019. Mr. Jonas paid $864,144, as an initial 10% deposit of the purchase price on May 31, 2018, which was included in “Due to/from Related Parties” in the consolidated and combined balance sheets with the remainder of the purchase price received in January following approval of the stockholders of the Company.

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

At July 31, 2018, the Company had available federal and state net operating loss (“NOL”) carryforwards from domestic operations of approximately $20.0 million, to offset future taxable income. The Company has no available NOLs from foreign operations. As part of the Tax Act, NOL’s generated in 2018 and later are not subject to an expiration period and are available to offset 80% of taxable income in the year in which they are utilized. The federal and state NOL carryforwards generated prior to 2018 will begin to expire in 2026. For the six months ended January 31, 2019 the Company recorded additional losses of approximately $610,000 from domestic operations and the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets and expects that the NOL’s will increase to approximately $20.9 million.

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

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

Note 12 — Business Segment Information

The Company conducts business as two operating segments, Pharmaceuticals and Real Estate. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision makers. Beginning in the second quarter of fiscal 2018, the Pharmaceuticals segment is comprised of debt interests and warrants in Rafael Pharmaceuticals and a majority equity interest in LipoMedix Pharmaceuticals. Comparative results have been reclassified and restated as if the Pharmaceuticals segment existed for all periods presented. To date, the Pharmaceuticals segment has not generated any revenues.

The Real Estate segment consists of the Company’s real estate holdings, including the building at 520 Broad Street in Newark, New Jersey that houses IDT’s headquarters and its associated public garage, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for IDT and certain affiliates.

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

Operating results for the business segments of the Company are as follows:

(unaudited, in thousands)	Pharmaceuticals	Real Estate	Total
Three months ended January 31, 2019
Revenues	$—	$1,017	$1,017
Loss from operations	(297)	(1,109)	(1,406)

Three months ended January 31, 2018
Revenues	$—	$956	$956
Loss from operations	(357)	(459)	(816)

(unaudited, in thousands)	Pharmaceuticals	Real Estate	Total
Six months ended January 31, 2019
Revenues	$—	$2,152	$2,152
Loss from operations	(703)	(1,823)	(2,526)

Six months ended January 31, 2018
Revenues	$—	$2,063	$2,063
Loss from operations	(357)	(1,512)	(1,869)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended January 31, (unaudited)	2019	2018
Revenue from tenants located in Israel	2%	2%

Six Months Ended January 31, (unaudited)	2019	2018
Revenue from tenants located in Israel	2%	2%

Net long-lived assets and total assets held outside of the United States, which are located in Israel, were as follows:

(unaudited, in thousands)	United States	Foreign	Total
January 31, 2019 (unaudited)
Long-lived assets, net	$47,700	$1,678	$49,378
Total assets	140,337	3,829	144,166

July 31, 2018
Long-lived assets, net	$48,415	$1,698	$50,113
Total assets	113,279	3,641	116,920

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

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

Note 14 — Stock-Based Compensation

Stock Options

A summary of stock option activity for the Company is as follows (unaudited):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2018	626,580	$4.90	4.72	$3,070
Granted	—	—	—	—
Exercised	(33,196)	4.90	—	—
Cancelled / Forfeited	(544)	4.90	—	—
OUTSTANDING AT January 31, 2019	592,840	$4.90	4.2	$2,905
EXERCISABLE AT January 31, 2019	578,641	$4.90	4.2	$2,835

33,196 options were exercised during the six months ended January 31, 2019. At January 31, 2019, there was no unrecognized compensation cost related to non-vested stock options.

Pursuant to the Company’s 2018 Equity Incentive Plan, each of our three non-employee directors of the Company was granted 4,203 restricted shares of our Class B common stock in January 2019 which fully vested on the date of the grant. The fair value of the awards on the date of the grant was approximately $107,000 which was included in selling, general and administrative expense.

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

(unaudited, in thousands)	Number of Non-vested Shares	Weighted- Average Grant- Date Fair Value
Outstanding at July 31, 2018	141,799	4.90
Granted	70,718	17.25
Vested	(19,474)	4.90
Cancelled / Forfeited	—	—
NON-VESTED SHARES AT January 31, 2019	193,043	$9.42

At January 31, 2019, there was $1.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over 5 years. The total grant date fair value of shares vested in the six months ended January 31, 2019 and 2018 was approximately $95,000 and $0, respectively.

Note 15 — Future Minimum Rents

Certain of the Company’s properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2021 to 2028. The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of January 31, 2019, under non-cancelable operating leases which expire on various dates through 2028, are as follows:

Year ending July 31:	Related Parties	Other	Total
(unaudited, in thousands)
2019	$988	$564	$1,552
2020	2,004	1,142	3,146
2021	2,041	1,003	3,044
2022	2,079	907	2,986
2023	2,117	642	2,759
Thereafter	3,796	2,904	6,700
Total Minimum Future Rental Income	$13,025	$7,162	$20,187

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

Note 16 — Subsequent Events

The Company has evaluated subsequent events for disclosure and or recognition in the financial statements through the date that the financial statements were issued.

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

Results of Operations

Our business consists of two reportable segments - Pharmaceuticals and Real Estate. We evaluate the performance of our Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials and our Real Estate segment based primarily on income (loss) from operations. Accordingly, the income and expense line items below (loss) income from operations are only included in the discussion of consolidated and combined results of operations.

Three and Six Months Ended January 31, 2019 Compared to Three and Six Months Ended January 31, 2018

Pharmaceuticals Segment

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(unaudited, in thousands)
Selling, general and administrative	$(20)	$(357)	$337	(94.4)%
Research and development	(276)	—	(276)	100.0
Depreciation and amortization	(1)	—	(1)	100.0
Loss from operations	$(297)	$(357)	$60	16.8%

	Six Months Ended January 31,		Change
	2019	2018	$	%
	(unaudited, in thousands)
Selling, general and administrative	$(53)	$(357)	$304	85.2%
Research and development	(649)	—	(649)	100.0
Depreciation and amortization	(1)	—	(1)	100.0
Loss from operations	$(703)	$(357)	$(346)	(96.9)%

Real Estate Segment

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(unaudited, in thousands)
Rental – Third Party Revenue	$306	$298	$8	2.7%
Rental – Related Party Revenue	522	489	33	6.7
Parking Revenue	189	169	20	12.0
Selling, general and administrative	(1,696)	(986)	(710)	72.0
Depreciation and amortization	(430)	(429)	(1)	0.2
Loss from operations	$(1,109)	$(459)	$(650)	141.6%

	Six Months Ended January 31,		Change
	2019	2018	$	%
	(unaudited, in thousands)
Rental – Third Party Revenue	$689	$685	$4	0.6%
Rental – Related Party Revenue	1,043	994	49	4.9
Parking Revenue	420	384	36	9.4
Selling, general and administrative	(3,116)	(2,722)	(394)	14.5
Depreciation and amortization	(859)	(853)	(6)	0.7
Loss from operations	$(1,823)	$(1,512)	$(311)	20.6%

To date, the Pharmaceuticals segment has not generated any revenues. The entirety of the expenses in the Pharmaceuticals segment relate to the research and development activities of LipoMedix, of which we are a 50.6% owner.

Revenues.  Rental and Parking revenues increased by approximately $61,000 and $89,000 in the three and six months ended January 31, 2019 primarily due to additional third party tenants in 520 Broad Street having started rental payments after the start of fiscal 2019 and an increase in usage of the garage.

Selling, general and administrative expenses.  Selling, general and administrative expenses consists mainly of payroll, benefits, facilities, consulting and professional fees. The increase in selling, general and administrative expenses in the six months ended January 31, 2019 compared to the six months ended January 31, 2018 is primarily due to increased costs related to complying with public company requirements.

Depreciation and amortization expenses. Depreciation and amortization expenses in the six months ended January 31, 2019 as compared to the six months ended January 31, 2018 remained relatively consistent between periods.

On January 31, 2019, there was an incident at 520 Broad Street in which one of the Company’s maintenance workers was injured. The Company has reported the incident and is cooperating with relevant authorities.

Consolidated and combined operations

Our consolidated and combined income and expense line items below income from operations were as follows:

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(unaudited, in thousands)
Loss from operations	$(1,406)	$(816)	$(590)	72.3%
Interest income, net	767	2	765	38250
Net gains resulting from foreign exchange transactions	—	107	(107)	(100)
Gain on sales of marketable securities, net	103	—	103	100
Unrealized loss on Investments – Hedge Funds	(148)	—	(148)	100
Loss before income taxes	(684)	(707)	23	(3.3)
Provision for income taxes	(17)	(15)	(2)	13.3
Net Loss	$(701)	$(722)	$21	(2.9)%
Net income (loss) attributable to noncontrolling interests	320	(176)	496	(281.8)
Net loss attributable to Rafael Holdings, Inc.	$(1,021)	$(546)	$475	(87)%

	Six Months Ended January 31,		Change
	2019	2018	$	%
	(unaudited, in thousands)
Loss from operations	$(2,526)	$(1,869)	$(657)	35.2%
Interest income, net	868	4	864	21,600
Net gains resulting from foreign exchange transactions	—	118	(118)	(100)
Net loss on equity investments	—	(107)	107	(100)
Gain on sales of marketable securities, net	330	—	330	100
Unrealized loss on Investments – Hedge Funds	(52)	—	(52)	(100)
Gain on disposal of bonus shares	—	246	(246)	(100)
Loss before income taxes	(1,380)	(1,608)	228	(14.2)
Benefit from (provision for) income taxes	14	(8,443)	8,457	(100.2)
Net Loss	$(1,366)	$(10,051)	$8,685	(86.4)%
Net income (loss) attributable to noncontrolling interests	136	(176)	312	(177.3)
Net loss attributable to Rafael Holdings, Inc.	$(1,502)	$(9,875)	$8,373	(84.8)%

Interest income, net. Interest income, net increased in the six months ended January 31, 2019 due to interest earned on the approximately $50.0 million of cash and marketable securities contributed by IDT as of the Spin-off on March 26, 2018.

Net gain resulting from foreign exchange transactions.  Net gains resulting from foreign exchange transactions are comprised entirely from changes in movements in New Israeli Shekels relative to the U.S. Dollar.

Net loss on equity investment.  Net loss on equity investment for the six months ended January 31, 2018 relates entirely to our proportionate share of the net loss recorded by LipoMedix, in which we held a 38.9% interest before increasing to a majority stake during November 2017. For the six months ended January 31, 2019 we consolidated our majority interest in LipoMedix.

Gain on sale of marketable securities and unrealized loss on investments. The company implemented ASU 2016-01 effective August 1, 2018 and no longer recognize unrealized holding gains and losses in other comprehensive income. Realized and unrealized gains and losses are now included in net income. For the six months ended January 31, 2019, the Company recorded a gain of approximately $330,000 on the sale of marketable securities net of unrealized losses recorded in the first quarter of Fiscal 2019. The Company also recorded an unrealized loss of approximately $52,000 for the six months ended January 31, 2019 which is net of the unrealized gain recorded in the first quarter of Fiscal 2019. ASU 2016-01 was not implemented for the comparable quarter in fiscal 2018.

Provision for income taxes. During the six months ended January 31, 2019 valuation allowance of $8.4 million for the entirety of the Company’s domestic deferred tax asset during the first quarter of fiscal 2018. We reserved for the entirety of the Company’s domestic deferred tax asset.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the six months ended January 31, 2019 compared to the similar periods in fiscal 2018 was due to the net loss attributable to the noncontrolling interests in LipoMedix in the six months ended January 31, 2019 and the interest on the Series D Convertible Note attributable to the noncontrolling interests in CS Pharma and IDT-Rafael.

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

As of January 31, 2019, we had cash and cash equivalents of $14.8 million. We expect our cash from operations in the next twelve months and the balance of cash and cash equivalents and liquid marketable securities that we held as of January 31, 2019 to be sufficient to meet our currently anticipated working capital, research and development, and capital expenditure requirements during the twelve-month period ending July 31, 2019.

	January 31,
(unaudited, in thousands)	2019	2018
Cash flows (used in) provided by
Operating activities	$(899)	$41
Investing activities	(30,897)	(728)
Financing activities	30,827	900
Effect of exchange rates on cash and cash equivalents	(65)	39
(Decrease) increase in cash and cash equivalents	$(1,034)	$252

Operating Activities

Our cash flow from operations varies from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically payments of trade accounts payable. The decrease in cash flows provided by operating activities in the six months ended January 31, 2019 as compared to the six months ended January 31, 2018 related primarily to interest income from the Series D Convertible Note and due to decreased charges from related parties.

Investing Activities

Cash used in investing activities for the six months ended January 31, 2019 related to the exercise of the portion of the warrant to purchase equity interest of Rafael Pharma of approximately $55.9 million offset by the net proceeds from the sale of marketable securities of approximately $24.4 million.

Financing Activities

Cash provided by financing activities for the six months ended January 31, 2019 related to approximately $4.6 million received from the minority holder of interests in a consolidated entity, the $15.0 million loan received from Howard Jonas, repayment of the $3.3 million loan to Rafael Pharmaceuticals and $7.7 million received from the sale of Class B common shares to Howard Jonas.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Off-Balance Sheet Arrangements

As of January 31, 2019, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from tenants located in Israel represented 2% of our consolidated and combined revenues in the six months ended January 31, 2019 and January 31, 2018. The entirety of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2019.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rafael Holdings, Inc.

March 12, 2019	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

	By:	/s/ David Polinsky
David Polinsky Chief Financial Officer