Form 10-Q
period 2019-04-30
Rafael Holdings, Inc.
filed 2019-06-05
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55863

RAFAEL HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2296593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Broad Street, Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

(212) 658-1450

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class B common stock	RFL	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of June 4, 2019 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	13,142,502 shares

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	April 30,	July 31,
	2019	2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,969	$15,803
Trade accounts receivable, net of allowance for doubtful accounts of $86 and $82 at April 30, 2019 and July 31, 2018	672	287
Marketable securities	—	24,701
Due from Rafael Pharmaceuticals	160	3,300
Prepaid expenses and other current assets	840	421
Total current assets	14,641	44,512

Property and equipment, net	49,181	50,113
Investments – Rafael Pharmaceuticals	70,018	13,300
Investments – Other Pharmaceuticals	2,000	2,000
Investments – Hedge Funds	4,632	4,218
Deferred income tax assets, net	24	—
Patents	407	324
In-process research and development	1,327	1,327
Other assets	1,223	1,126
Total assets	$143,453	$116,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$755	$367
Accrued expenses	203	500
Other current liabilities	19	24
Total current liabilities	977	891

Due to/from related parties	44	276
Convertible note, net of $60 discount – Related Party	14,940	—
Accrued interest on convertible note – Related Party	418	—
Other liabilities	210	188
Total liabilities	16,589	1,355

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of April 30, 2019 and July 31, 2018	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 13,139,333 and 11,762,346 shares issued and outstanding as of April 30, 2019 and July 31, 2018, respectively	131	118
Additional paid in capital	117,383	103,636
Accumulated deficit	(3,654)	(1,108)
Accumulated other comprehensive income	4,134	4,043
Total Rafael Holdings, Inc. stockholders’ equity	118,002	106,697
Noncontrolling interests	8,862	8,868
Total equity	126,864	115,565

Total liabilities and STOCKHOLDERS’ equity	$143,453	$116,920

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Revenues:
Rental – Third Party	$588	$400	$1,277	$1,085
Rental – Related Party	521	447	1,564	1,442
Parking	268	246	688	630
Total Revenue	1,377	1,093	3,529	3,157

Costs and expenses:
Selling, general and administrative	2,059	1,402	5,228	4,481
Research and development	300	—	949	—
Depreciation and amortization	436	422	1,296	1,276
Loss from operations	(1,418)	(731)	(3,944)	(2,600)

Interest (expense) income, net	(221)	71	647	75
Net gain (loss) resulting from foreign exchange transactions	19	(28)	19	90
Net loss on equity investments	—	—	—	(104)
Gain on sales of marketable securities, net	—	24	330	24
Unrealized gain on investments – Hedge Funds	466	—	414	—
Gain on disposal of bonus shares	—	—	—	246
Loss before income taxes	(1,154)	(664)	(2,534)	(2,269)
Benefit from (provision for) income taxes	7	5	21	(8,438)
Net Loss	(1,147)	(659)	(2,513)	(10,707)
Net loss attributable to noncontrolling interests	(142)	(128)	(6)	(304)
Net loss attributable to Rafael Holdings, Inc.	$(1,005)	$(531)	$(2,507)	$(10,403)

OTHER COMPREHENSIVE LOSS
Net Loss	$(1,147)	$(659)	$(2,513)	$(10,707)
Unrealized loss on marketable securities	—	(311)	—	(311)
Foreign currency translation adjustments	(54)	(85)	(52)	(10)
Total Comprehensive Loss	(1,201)	(1,055)	(2,565)	(11,028)
Comprehensive (loss) income attributable to noncontrolling interests	(18)	(29)	5	(29)
Total Comprehensive Loss attributable to Rafael Holdings, Inc.	$(1,183)	$(1,026)	$(2,570)	$(10,999)

Loss Per Share attributable to Rafael Holdings Inc. common shareholders:
Basic and diluted	$(0.07)	$(0.04)	$(0.19)	$(0.83)

Weighted average number of shared used in calculation of loss per share:
Basic and diluted	13,924,691	12,541,998	13,055,037	12,541,998

See accompanying notes to consolidated and combined financial statements.

RAFAEL HOLDINGS, INC.

 CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(unaudited, in thousands, except share data)

	Nine Months Ended April 30,
	2019	2018

Operating activities
Net loss	$(2,513)	$(10,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,296	1,276
Deferred income taxes	(24)	8,851
Interest income on Rafael Pharmaceuticals Series D Convertible Note	(848)	—
Net gain on sale of marketable securities	(330)	(24)
Unrealized gain on investments – Hedge Funds	(414)	—
Provision for doubtful accounts	86	—
Realized gain on disposal of bonus shares	—	(246)
Non-cash compensation	269	616
Amortization of debt discount	11	—
Interest in the equity of investments	—	(80)
Change in assets and liabilities:
Trade accounts receivable	(471)	(142)
Other current assets and prepaid expenses	(419)	(392)
Other assets	(180)	(355)
Accounts payable and accrued expenses	91	223
Other current liabilities	(5)	(8)
Due to/from related parties	473	(386)
Accrued interest – Related Party	418	—
Other liabilities	22	—
Net cash used in operating activities	(2,538)	(1,070)

Investing activities
Purchases of property and equipment	(364)	(572)
Proceeds from sale and maturity of marketable securities, net	25,031	436
Investment in Rafael Pharmaceuticals	(55,870)	—
Net cash used in investing activities	(31,203)	(136)

Financing activities
Contribution from noncontrolling interest of consolidated entity	4,587	—
Repayment of Due from Rafael Pharmaceuticals	3,300	—
Proceeds from exercise of options	190	—
Proceed from sale of Class B Common shares to Related Party	7,777	—
Proceeds from issuance of convertible note payable - Related Party	15,000	—
Net cash provided by financing activities	30,854	—
Effect of exchange rate changes on cash and cash equivalents	53	55
Net decrease in cash and cash equivalents	(2,834)	(1,151)
Cash and cash equivalents at beginning of period	15,803	11,756
Cash and cash equivalents at end of period	$12,969	$10,605

Supplemental Schedule of Non-Cash Investing and Financing Activities
Adoption effect of ASU 2016-01	$39	$—
Beneficial conversion feature of convertible debt – Related Party	$71	$—
Series D Convertible Note and accrued interest converted to Series D Preferred Stock	$10,848	$—
Related Party deposit utilized to purchase Class B Common Stock	$864	$—
Cash payments made for interest & taxes	$—	$—

See accompanying notes to consolidated and combined financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDER’S EQUITY

(unaudited, in thousands, except share data)

Three Months Ended April 30, 2018
	Common Stock, Series A		Common Stock, Series B		Group	Additional Paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Equity	Capital	Deficit	income	Interests	Equity
Balance at January 31, 2018	—	$—	—	$—	$40,554	$—	$—	$2,394	$9,678	$52,626
Incorporation of Company, Capital contribution from IDT and share distribution on Spin-Off	787,163	8	11,754,835	118	(40,215)	103,499				63,410
Stock-based compensation						10				10
Unrealized Loss on Available-for-Sale Securities								(311)		(311)
Foreign Currency Translation Adjustment								(85)	(41)	(126)
Net Loss					(339)		(192)		(128)	(659)
Balance at April 30, 2018	787,163	$8	11,754,835	$118	$-	$103,509	$(192)	$1,998	$9,509	$114,950

Nine Months Ended April 30, 2018
	Common Stock, Series A		Common Stock, Series B		Group	Additional Paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Equity	Capital	Deficit	income	Interests	Equity
Balance at July 31, 2017	—	$	—	$—	$50,426	$—	$—	$2,316	$9,335	$62,077
Acquisition of LipoMedix									559	559
Distribution of Rafael Pharmaceuticals Bonus Shares from IDT-Rafael Holdings to Rafael Holdings and Howard S. Jonas									(40)	(40)
Incorporation of Company, Capital contribution from IDT and share distribution on Spin-Off	787,163	8	11,754,835	118	(40,215)	103,499				63,410
Stock-based compensation						10				10
Unrealized Loss on Available-for-Sale Securities								(311)		(311)
Foreign Currency Translation Adjustment								(7)	(41)	(48)
Net Loss					(10,211)		(192)		(304)	(10,707)
Balance at April 30, 2018	787,163	$8	11,754,835	$118	$—	$103,509	$(192)	$1,998	$9,509	$114,950

RAFAEL HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDER’S EQUITY

(unaudited, in thousands, except share data)

Three Months Ended April 30, 2019
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at January 31, 2019	787,163	$8	13,133,069	$131	$117,258	$(2,649)	$4,080	$9,004	$127,832
Stock Based Compensation			750		91				91
Stock Options Exercised			5,514		27				27
Restricted Stock Units issued					7				7
Foreign currency translation adjustments							54		54
Net Loss						(1,005)		(142)	(1,147)
Balance at April 30, 2019	787,163	$8	13,139,333	$131	$117,383	$(3,654)	$4,134	$8,862	$126,864

Nine Months Ended April 30, 2019
	Common Stock, Series A		Common Stock, Series B		Additional Paid - in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at July 31, 2018	787,163	$8	11,762,346	$118	$103,636	$(1,108)	$4,043	$8,868	$115,565
Adoption effect of ASU 2016-01						(39)	39		-
Stock Based Compensation					151				151
Stock Options Exercised			38,710		190				190
Restricted Stock Units issued			71,468	1	11				12
Stock Based Compensation to Board of Directors			12,609		107				107
Purchase of Class B Common Shares			1,254,200	12	8,630				8,642
Debt Discount on convertible debt					71				71
Capital Contribution from noncontrolling interest					4,587				4,587
Foreign currency translation adjustments							52		52
Net Loss						(2,507)		(6)	(2,513)
Balance at April 30, 2019	787,163	$8	13,139,333	$131	$117,383	$(3,654)	$4,134	$8,862	$126,864

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS

Rafael Holdings, Inc., (“Rafael Holdings” or “the Company”), a Delaware corporation, owns interests in clinical pharmaceutical companies and owns commercial real estate assets. The assets are operated as two separate lines of business. The pharmaceutical holdings include preferred equity interests and a warrant to purchase equity interests in Rafael Pharmaceuticals, Inc., or Rafael Pharma, which is a clinical stage, oncology-focused, pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in LipoMedix Pharmaceuticals Ltd., or LipoMedix, an oncology company based in Israel. The commercial real estate holdings consist of the building at 520 Broad Street in Newark, New Jersey that houses headquarters for the Company, affiliated entities as well as third-party tenants, and an associated 800-car public garage, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel.

On March 26, 2018, IDT Corporation, or IDT, the former parent corporation of the Company, completed a tax-free spinoff (the “Spin-Off”) of the Company’s capital stock, through a pro rata distribution of common stock to its stockholders of record as of the close of business on March 13, 2018.

The “Company” in these financial statements refers to Rafael Holdings on a consolidated basis from the date of the Spin-Off and on a combined basis from the date prior to the Spin-Off as if Rafael Holdings existed and owned the above interests in all periods presented.

All significant intercompany accounts and transactions have been eliminated in consolidation or combination.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated and combined financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders equity.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2019 refers to the fiscal year ending July 31, 2019).

Operating results for the three and nine months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2019. The balance sheet at July 31, 2018 has been derived from the Company’s audited consolidated and combined financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018, or the 2018 Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”).

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) or ASU 2014-09. The objective of the ASU is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the ASU, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. The five-step analysis consists of the following: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC. The Company adopted ASU 2014-09 effective August 1, 2018 using the modified retrospective approach. The Company reviewed all contracts that were not completed as of August 1, 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.

The Company disaggregates its revenue by source within its consolidated and combined statements of operations. As an owner and operator of real estate, the Company derives the majority of its revenue from leasing space to tenants at its properties. As a result, the majority of the Company’s revenue is accounted for pursuant to ASC 840 Leases or ASC 840 and is reflected within Rental Revenue in the consolidated and combined statements of operations. In addition, the Company earns revenue from recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs. Revenue from recoveries from tenants is recognized under the guidance within ASC 840 until the adoption of ASC 842, Leases in 2019 at which time it may fall within the guidance under Topic 606.

Contractual rental revenue is reported on a straight-line basis over the terms of the respective leases. Accrued rental income, included within Other Assets on the consolidated balance sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments or parking customers to pay amounts due.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of reviewing all contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance and whether there will be any impact of the pending adoption of the new standard on its consolidated financial statements. The Company intends to adopt the standard on August 1, 2019.

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

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which required us to prospectively record changes in the fair value of our equity investments, except for those accounted for under the equity method, in net income instead of in accumulated other comprehensive income.  The Company implemented ASU 2016-01 in the first quarter of fiscal 2019 effective August 1, 2018. A cumulative-effect adjustment was recorded as of August 1, 2018 to reclassify approximately $39,000 of unrealized loss on equity securities from accumulated other comprehensive income to retained earnings resulting in prior-periods no longer being comparable.

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The first presentation of the changes in shareholders’ equity in accordance with the new guidance is included in this Quarterly Report.

NOTE 3 — INVESTMENT IN LIPOMEDIX

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

The Company holds 50.6% of the issued and outstanding ordinary shares of LipoMedix and has consolidated this investment from the second quarter of fiscal 2018.

In April 2019, the Company provided no-interest bridge financing of $250,000 to LipoMedix (the “2019 Bridge Note”). The 2019 Bridge Note is automatically convertible into shares of LipoMedix as follows: (i) upon an issuance of an aggregate $2.0 million of additional equity securities (excluding the conversion of the Bridge Notes); or (ii) upon a liquidation or dissolution of LipoMedix or a sale of LipoMedix or its assets.  If converted, the 2019 Bridge Note will be converted into shares of the most senior class of equity of LipoMedix then issued.  If converted upon an equity financing, the 2019 Bridge Note will be converted at a conversion price per share that is equal to 75% of the price paid in the equity offering. If converted upon a liquidation or sale event, the 2019 Bridge Note will be converted at a conversion price per share that is equal to 75% of the per share distribution received by LipoMedix equity holders in connection with the event, or, if greater the Company will receive a payment equal to the 2019 Bridge Note ($250,000).  If none of such events occurs prior to September 28, 2019, the 2019 Bridge Note will be converted into the most senior class of shares LipoMedix has then issued at a conversion price per share equal to $0.53 (calculated on the basis of LipoMedix’s pre-money valuation of $5.0 million).

On July 2018, the Company provided no-interest bridge financing of $875,000 to LipoMedix (the “2018 Bridge Note”). The 2018 Bridge Note is convertible into shares of LipoMedix as follows: (i) upon an issuance of an aggregate $2.0 million of additional equity securities (excluding the conversion of the 2018 Bridge Note) (the “Financing”), the 2018 Bridge Note amount shall be converted into shares of LipoMedix of the same class and series with the same rights, preferences and privileges as shall be issued in the Financing at a conversion price per share equal to 75% or the lowest price per share paid by the investor(s) in the Financing; (ii) upon a Distribution Event (as defined in the Founder’s Agreement among LipoMedix and certain of its founders), the 2018 Bridge Note shall be converted into shares of the most senior class of shares of LipoMedix then issued, at a conversion price per share that is equal to 75% of the per share distribution received by LipoMedix equity holders in connection with the Distribution Event, or the Company shall be entitled to receive a redemption payment equal to the 2018 Bridge Note ($875,000); (iii) if neither a Financing nor Distribution Event occurs prior to January 6, 2020 (18 months following the effective date of the 2018 Bridge Note), the 2018 Bridge Note will be converted into the most senior class of shares LipoMedix has then issued at a conversion price per share equal to $0.53 (calculated on the basis of LipoMedix’s pre-money valuation of $5.0 million, divided by its fully diluted share capital as of July 6, 2018).

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

NOTE 4 — MARKETABLE SECURITIES

During fiscal 2019, all marketable securities held by the Company were liquidated in connection with the partial exercise of the Rafael Pharmaceuticals warrant, see Note 10. There were no marketable securities held by the Company as of April 30, 2019.

Proceeds from maturities and sales of available-for-sale securities were approximately $0 and $25.0 million for the three and nine months ended April 30, 2019 and $436,000 for each of the three and nine months ended April 30, 2018, respectively. The net realized gain that was included in earnings as a result of sales was approximately $0 and $330,000 for the three and nine months ended April 30, 2019, respectively, and $24,000 for each of the three and nine months ended April 30, 2018. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

NOTE 5 — FAIR VALUE MEASURMENTS

The Fair Value Measurements and Disclosures topic of the FASB ASC requires disclosures about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs as follows:

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

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of April 30, 2019 and July 31, 2018:

	April 30, 2019
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:	(unaudited, in thousands)
Hedge Funds	$—	$—	$4,632	$4,632
Total	$—	$—	$4,632	$4,632

	July 31, 2018
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:	(unaudited, in thousands)
Marketable Securities	$10,755	$13,946	$—	$24,701
Hedge Funds	—	—	4,218	4,218
Rafael Pharmaceuticals convertible promissory notes	—	—	7,900	7,900
Total	$10,755	$13,946	$12,118	$36,819

At April 30, 2019 and July 31, 2018, the Company did not have any liabilities measured at fair value on a recurring basis.

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

At July 31, 2018, the fair value of the Rafael Pharmaceuticals Series D Convertible Note, (the “Series D Note”) was classified as Level 3, was estimated based on a valuation of Rafael Pharmaceuticals by reference to recent transactions in its securities, the Series D Note investment, as well as utilizing a discounted cash flow technique under the Income Approach and other factors that could not be corroborated by the market. The Series D Note was converted into shares of Series D Convertible Preferred Stock of Rafael Pharmaceuticals in January 2019.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended April 31,		Nine Months Ended April 31,
	2019	2018	2019	2018
	(unaudited, in thousands)
Balance, beginning of period	$4,166	$6,300	$12,118	$6,300
Conversion of Rafael Pharmaceuticals Series D Convertible Note	—	—	(7,900)	—
Total gains included in earnings	466	—	414	—
Balance, end of period	$4,632	$6,300	$4,632	$6,300

Prior to the Spin-Off, IDT contributed a $2.0 million investment in securities of another entity that are not liquid, which were included in “Investments – Other Pharmaceuticals” in the accompanying consolidated balance sheets. The investment is accounted for using the cost method; therefore, this investment is not measured at fair value.

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

Cash and cash equivalents, prepaid expense and other current assets, and other current liabilities. At April 30, 2019 and July 31, 2018, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1 and other current assets, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At April 30, 2019 and July 31, 2018, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s financial instruments include trade accounts receivable, trade accounts payable, and due from related parties. The recorded carrying amount of trade accounts receivable, trade accounts payable and due from related parties approximate their fair value due to their short-term nature. Other than noted above, the Company did not have any other assets or liabilities that were measured at fair value on a recurring basis as of April 30, 2019 or July 31, 2018.

NOTE 6 — TRADE ACCOUNTS RECEIVABLE

Trade Accounts Receivable consisted of the following:

	April 30, 2019	July 31, 2018
	(unaudited, in thousands)
Trade Accounts Receivable – Third Party	$747	$358
Trade Accounts Receivable – Related Party	11	11
Less Allowance for Doubtful Accounts	(86)	(82)
Trade Accounts Receivable, net	$672	$287

The current portion of deferred rental income included in Prepaid Expenses and Other Current Assets was approximately $334,000 and $88,000 as of April 30, 2019 and July 31, 2018, respectively.

The noncurrent portion of deferred rental income included in Other Assets was approximately $1.2 million and $1.0 million as of April 30, 2019 and July 31, 2018, respectively.

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30, 2019	July 31, 2018
	(unaudited, in thousands)
Building and Improvements	$53,118	$52,818
Land	10,412	10,412
Furniture and Fixtures	1,145	1,145
Other	255	255
Construction in Progress	1,095	1,024

Less Accumulated Depreciation	(16,844)	(15,541)
Total	$49,181	$50,113

Other property and equipment consists of furniture and fixtures, office and other equipment and miscellaneous computer hardware.

Depreciation and amortization expense pertaining to property and equipment was approximately $436,000 and $422,000 for the three months ended April 30, 2019 and 2018, respectively, and $1.3 million for each of the nine months ended April 30, 2019 and 2018, respectively.

NOTE 8 — LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted loss per shares includes potentially dilutive securities such as stock options and other convertible instruments. For the three and nine months ended April 30, 2019 and 2018 these securities have been excluded from the calculation of diluted net loss per shares because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	April 30, 2019	July 31, 2018
	(unaudited)
Stock Options	573,127	626,580
Convertible Note	1,770,956	—
Total	2,344,083	626,580

In the three and nine months ended April 31, 2019 and 2018, the diluted loss per share computation equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and conversion of the convertible note would have been anti-dilutive. For all periods prior to the Spin-Off, the Company utilized the number of shares distributed in the Spin-Off as the denominator for historical loss per share for each period presented.

NOTE 9 — ESTABLISHMENT OF VALUATION ALLOWANCE FOR DEFERRED TAX ASSET

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

NOTE 10 — INVESTMENT IN RAFAEL PHARMACEUTICALS

Rafael Pharmaceuticals is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells.

The Company owns interests/rights in Rafael Pharmaceutical through a 90%-owned non-operating subsidiary, IDT-Rafael Holdings, LLC, or IDT-Rafael Holdings. IDT-Rafael Holdings holds 36.7 million shares of Rafael Pharmaceuticals Series D Convertible Preferred Stock and a warrant to increase ownership to up to 56% of the fully diluted equity interests in Rafael Pharmaceuticals (the “Warrant”). The Warrant is exercisable at the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments, and will expire upon the earlier of December 31, 2020, a qualified initial public offering, or liquidation event of Rafael Pharmaceuticals.

IDT-Rafael Holdings also owns 50% of CS Pharma, a non-operating entity that holds 16.7 million shares of Rafael Pharmaceuticals Series D Convertible Preferred Stock

Howard Jonas, Chairman of the Board and Chief Executive Officer of the Company, and Chairman of the Board of Rafael Pharmaceuticals owns 10% of IDT-Rafael Holdings. Accordingly, the Company holds an effective 45% indirect interest in the assets held by CS Pharma.

IDT-Rafael Holdings also holds certain governance rights in Rafael Pharmaceuticals including appointment of directors.

The Company and its subsidiaries collectively own securities representing 51.0% of the outstanding capital stock of Rafael Pharmaceuticals and 39.5% of the capital stock on a fully diluted basis (excluding the remainder of the Warrant).

The Series D Convertible Preferred Stock has a stated value of $1.25 per share (subject to appropriate adjustment to reflect any stock split, combination, reclassification or reorganization of the Series D Preferred Stock or any dilutive issuances, as described below). Holders of Series D Stock are entitled to receive non-cumulative dividends when, as and if declared by the board of Rafael Pharmaceuticals, prior to any dividends to any other class of capital stock of Rafael Pharmaceuticals. In the event of any liquidation, dissolution or winding up of the Company, or in the event of any deemed liquidation, proceeds from such liquidation, dissolution, winding up shall be distribute first to the holders of Series D Stock. Except with respect to certain major decisions, or as required by law, holders of Series D Stock vote together with the holders of the other preferred stock and common stock and not as a separate class.

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

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

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

NOTE 11 — RELATED PARTY TRANSACTIONS

The Company has historically maintained an intercompany balance Due to/from Related Parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT. This is partially offset by rental income paid to the Company by various companies under common control to IDT and charges for services provided by the Company to Rafael Pharmaceuticals for rent, accounting and other administrative expenses.  The Company’s liability at July 31, 2018 was comprised of a deposit of $864,000 from Howard Jonas, Chairman of the Board, Chief Executive Officer and controlling stockholder of the Company partially offset by amounts due from IDT and Rafael Pharmaceuticals. During the nine months ended April 30, 2019, the Company issued shares to Howard Jonas in exchange for the deposit and some prior related party balances and charges within the nine month period have been settled. At April 30, 2019, there was a balance due to related parties of approximately $44,000 and a balance due from Rafael Pharmaceuticals of $160,000.

The change in the Company’s liability to related parties was as follows:

	Due to IDT	Due from Rafael Pharmaceuticals
	(unaudited, in thousands)
Balance at January 31, 2019	$40	$(40)
Payments by IDT on behalf of the Company	52	—
Rental revenue billed to Related Parties	(473)	—
Cash repayments, net of advances	425	—
Billings for services performed for Rafael Pharmaceuticals	—	(120)
Balance at April 30, 2019	$44	$(160)

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

At issuance, the Company recorded a debt discount of approximately $70,000 related to the beneficial conversion feature of the note and amortized approximately $10,000 of the discount in fiscal 2019 which was included in interest expense. In addition, the Company recorded $228,000 and $418,000 of interest expense for the three and nine months ended April 30, 2019 that is included in accrued expenses in the accompanying consolidated and combined statements of operations.

April 30, 2019
Convertible Note:	(unaudited, in thousands)
Principal value of 6% convertible note at April 30, 2019, due November 15, 2021	$15,000
Debt discount	(60)
Total long-term carrying value of convertible note	$14,940

NOTE 12 — INCOME TAXES

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

At July 31, 2018, the Company had available federal and state net operating loss (“NOL”) carryforwards from domestic operations of approximately $20.0 million, to offset future taxable income. The Company has no available NOLs from foreign operations available to offset future domestic taxable income. As part of the Tax Act, NOL’s generated in 2018 and later are not subject to an expiration period and are available to offset 80% of taxable income in the year in which they are utilized. The federal and state NOL carryforwards generated prior to 2018 will begin to expire in 2026. For the nine months ended April 30, 2019 the Company recorded additional losses of approximately $1.5 million from domestic operations and the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets and expects that the NOL’s will increase to approximately $22.1 million.

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

NOTE 13 — BUSINESS SEGMENT INFORMATION

The Company conducts business as two operating segments, Pharmaceuticals and Real Estate. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision makers.

Beginning in the second quarter of fiscal 2018, the Pharmaceuticals segment is comprised of debt interests and a warrant to purchase equity interests in Rafael Pharmaceuticals and a majority equity interest in LipoMedix. Comparative results have been reclassified and restated as if the Pharmaceuticals segment existed for all periods presented. To date, the Pharmaceuticals segment has not generated any revenues.

The Real Estate segment consists of the Company’s real estate holdings, including the building at 520 Broad Street in Newark, New Jersey that houses the Company and certain affiliates and its associated public garage, an office/data center building in Piscataway, New Jersey and a portion of an office building in Israel.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials and the Real Estate segment based primarily on income (loss) from operations. All investments in Rafael Pharmaceuticals and assets and expenses associated with LipoMedix are tracked separately in the Pharmaceuticals segment. All corporate costs are allocated to the Real Estate segment.

Operating results for the business segments of the Company are as follows:

(unaudited, in thousands)	Pharmaceuticals	Real Estate	Total
Three months ended April 30, 2019
Revenues	$—	$1,377	$1,377
Loss from operations	(311)	(1,107)	(1,418)

Three months ended April 30, 2018
Revenues	$—	$1,093	$1,093
Loss from operations	(258)	(473)	(731)

(unaudited, in thousands)	Pharmaceuticals	Real Estate	Total
Nine months ended April 30, 2019
Revenues	$—	$3,529	$3,529
Loss from operations	(1,014)	$(2,930)	(3,944)

Nine months ended April 30, 2018
Revenues	$—	$3,157	$3,157
Loss from operations	(631)	(1,969)	(2,600)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended April 30,	2019	2018
	(unaudited)
Revenue from tenants located in Israel	2%	3%

Nine Months Ended April 30,	2019	2018
	(unaudited)
Revenue from tenants located in Israel	2%	5%

Net long-lived assets and total assets held outside of the United States, which are located in Israel, were as follows:

(unaudited, in thousands)	United States	Israel	Total
April 30, 2019
Long-lived assets, net	$47,502	$1,679	$49,181
Total assets	139,559	3,894	143,453

July 31, 2018
Long-lived assets, net	$48,415	$1,698	$50,113
Total assets	113,279	3,641	116,920

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

On September 17, 2018, LipoMedix was notified of a claim initiated by one of its founders seeking payment of consulting fees in the amount of approximately $377,000 and seeking to place restrictions on LipoMedix’ bank accounts and other assets to protect his claim. LipoMedix does not believe that the individual has the right to receive any payment at the current time. LipoMedix responded to the demand for the placement of restrictions on its assets. On November 26, 2018 the court denied the request by the founder to place restrictions on the assets. LipoMedix intends to vigorously defend this matter. LipoMedix and that founder are engaged in settlement discussions.  In May 2019, LipoMedix received a letter from the other founder requesting payment of his consulting fees.

The Company may from time to time be subject to legal proceedings that may arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

NOTE 15 — STOCK BASED COMPENSATION

Stock Options

Options to purchase 38,710 shares of Class B common stock were exercised during the nine months ended April 30, 2019. At April 30, 2019, there was no unrecognized compensation cost related to non-vested stock options.

Pursuant to the Company’s 2018 Equity Incentive Plan, each of the three non-employee directors of the Company were granted 4,203 restricted shares of our Class B common stock in January 2019 which fully vested on the date of the grant. The fair value of the awards on the date of the grant was approximately $107,000 which was included in selling, general and administrative expense.

Notes to Unaudited Consolidated and Combined Financial Statements (continued)

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

(unaudited)	Number of Non-vested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at July 31, 2018	141,799	$4.90
Granted	71,468	17.22
Vested	(60,010)	4.90
Cancelled / Forfeited	—	—
NON-VESTED SHARES AT April 30, 2019	153,257	$10.62

At April 30, 2019, there was $1.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over 5 years. The total grant date fair value of shares vested in the nine months ended April 30, 2019 and 2018 was approximately $298,000 and $0, respectively.

NOTE 16 — FUTURE MINIMUM RENTS

Certain of the Company’s properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2021 to 2028. The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of April 30, 2019, under non-cancelable operating leases which expire on various dates through 2028, are as follows:

Year ending July 31,	Related Parties	Other	Total
(unaudited, in thousands)
2019	$515	$180	$696
2020	1,992	1,054	3,046
2021	2,041	1,136	3,177
2022	2,078	993	3,071
2023	2,117	630	2,747
Thereafter	3,815	4,663	8,478
Total Minimum Future Rental Income	$12,558	$8,656	$20,214

The Company has related party leases that expire in April 2025, for (i) an aggregate of 88,631 square feet, and which includes two parking spots per thousand square feet of space leased at 520 Broad Street, and (ii) 3,595 square feet in Israel. The annual rent is approximately $2.0 million in the aggregate. The related parties have the right to terminate the domestic leases upon four months’ notice, and upon early termination will pay a termination penalty equal to 25% of the portion of the rent due over the course of the remaining term. A related party has the right to terminate the Israeli lease upon four months’ notice. IDT has the right to lease an additional 50,000 square feet, in 25,000 foot increments, in the building located at 520 Broad Street on the same terms as their base lease, and other rights should 25,000 square feet or less remain available to lessees in the building. Upon expiration of the lease, related parties have the right to renew the leases for another five years.

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

Rafael owns interests in clinical and early stage pharmaceutical companies and owns commercial real estate asset. The assets are operated as two separate lines of business. The pharmaceutical holdings include preferred equity interests and a warrant to purchase equity interest in Rafael Pharmaceuticals, Inc., or Rafael Pharma, which is a clinical stage, oncology-focused, pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in LipoMedix Pharmaceuticals Ltd., or LipoMedix, an oncology company based in Israel. The commercial real estate holdings consist of the building at 520 Broad Street in Newark, New Jersey that houses headquarters for the Company and affiliated entities as well third-party tenants, and an associated 800 car public garage, an office/data center building in Piscataway, New Jersey and a portion of an office building in Israel.

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

Three and Nine Months Ended April 30, 2019 Compared to Three and Nine Months Ended April 30, 2018

Pharmaceuticals Segment

To date, the Pharmaceuticals segment has not generated any revenues. The entirety of the expenses in the Pharmaceuticals segment relate to the activities of LipoMedix. For the nine months ended April 30, 2018 expenses are our proportionate share of LipoMedix, in which we held a 38.9% interest before increasing to a majority stake during November 2017. For the nine months ended April 30, 2019, we held a 50.6% interest in LipoMedix and consolidated our majority interest in LipoMedix for the entire nine-month period.

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(unaudited, in thousands)
Selling, general and administrative	$(11)	$(258)	$247	(95.7)%
Research and development	(300)	—	(300)	(100)
Depreciation and amortization	—	—	—	—
Loss from operations	$(311)	$(258)	$(53)	20.5%

	Nine Months Ended April 30,		Change
	2019	2018	$	%
	(unaudited, in thousands)
Selling, general and administrative	$(64)	$(631)	$567	(89.9)%
Research and development	(949)	—	(949)	(100)
Depreciation and amortization	(1)	—	(1)	(100)
Loss from operations	$(1,014)	$(631)	$(383)	60.7%

Real Estate Segment

Revenues. Rental and Parking revenues increased by approximately $284,000 and $372,000 in the three and nine months ended April 30, 2019, respectively, primarily due to additional third-party tenants in 520 Broad Street having started rental payments after the start of fiscal 2019, and an increase in usage of the garage.

Selling, general and administrative expenses.  Selling, general and administrative expenses consists mainly of payroll, benefits, facilities, consulting and professional fees. The increase in selling, general and administrative expenses in the nine months ended April 31, 2019 compared to the nine months ended April 30, 2018 is primarily due to increased costs related to complying with public company requirements and costs of building maintenance and repairs.

Depreciation and amortization expenses. Depreciation and amortization expenses in the nine months ended April 30, 2019 were consistent with the expenses in the nine months ended April 30, 2018.

On January 31, 2019, there was an incident at 520 Broad Street in which one of the Company’s maintenance workers was injured. The Company has reported the incident and is cooperating with relevant authorities.

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(unaudited, in thousands)
Rental – Third Party Revenue	$588	$400	$188	46.9%
Rental – Related Party Revenue	521	447	74	16.5
Parking Revenue	268	246	22	9
Selling, general and administrative	(2,048)	(1,144)	(904)	79
Depreciation and amortization	(436)	(422)	(14)	3.3
Loss from operations	$(1,107)	$(473)	$(634)	134.1%

	Nine Months Ended April 30,		Change
	2019	2018	$	%
	(unaudited, in thousands)
Rental – Third Party Revenue	$1,277	$1,085	$192	17.7%
Rental – Related Party Revenue	1,564	1,442	122	8.5
Parking Revenue	688	630	58	9.2
Selling, general and administrative	(5,164)	(3,850)	(1,314)	34.1
Depreciation and amortization	(1,295)	(1,276)	(19)	1.5
Loss from operations	$(2,930)	$(1,969)	$(961)	48.8%

Consolidated and combined operations

Our consolidated and combined income and expense line items below income from operations were as follows:

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(unaudited, in thousands)
Loss from operations	$(1,418)	$(731)	$(687)	94%
Interest (expense) income, net	(221)	71	(292)	(411)
Net gains (loss) resulting from foreign exchange transactions	19	(28)	47	167
Gain on sales of marketable securities, net	—	24	(24)	(100)
Unrealized gain on Investments – Hedge Funds	466	—	466	100
Loss before income taxes	(1,154)	(664)	(490)	(74)
Benefit from income taxes	7	5	2	39
Net Loss	$(1,147)	$(659)	$(488)	(74)%
Net loss attributable to noncontrolling interests	(142)	(128)	(14)	(12)
Net loss attributable to Rafael Holdings, Inc.	$(1,005)	$(531)	$(474)	(89)%

	Nine Months Ended April 30,		Change
	2019	2018	$	%
	(unaudited, in thousands)
Loss from operations	$(3,944)	$(2,600)	$(1,344)	52%
Interest income, net	647	75	572	762
Net gains resulting from foreign exchange transactions	19	90	(71)	(79)
Net loss on equity investments	—	(104)	104	(100)
Gain on sales of marketable securities, net	330	24	306	1,276
Unrealized gain on Investments – Hedge Funds	414	—	414	100
Gain on disposal of bonus shares	—	246	(246)	(100)
Loss before income taxes	(2,534)	(2,269)	(265)	12
Benefit from (provision for) income taxes	21	(8,438)	8,459	(100)
Net Loss	$(2,513)	$(10,707)	$8,194	(77)%
Net (loss) income attributable to noncontrolling interests	(6)	304	298	(98)
Net loss attributable to Rafael Holdings, Inc.	$(2,507)	$(10,403)	$7,896	(76)%

Interest income, net. Interest income, net increased in the nine months ended April 30, 2019 due to interest on the approximately $50.0 million of cash and marketable securities contributed by IDT as of the Spin-off on March 26, 2018 which was offset by interest expense on the related party convertible debt.

Net gain resulting from foreign exchange transactions.  Net gains resulting from foreign exchange transactions are comprised entirely from changes in movements in New Israeli Shekels relative to the U.S. Dollar.

Net loss on equity investment.  Net loss on equity investment for the nine months ended April 30, 2018 relates entirely to our proportionate share of the net loss recorded by LipoMedix, in which we held a 38.9% interest before increasing to a majority stake during November 2017. For the nine months ended April 30, 2019 we held a 50.6% interest in LipoMedix and consolidated our majority interest in LipoMedix.

Gain on sale of marketable securities and unrealized loss on investments. The company implemented ASU 2016-01 effective August 1, 2018 and no longer recognizes unrealized holding gains and losses in other comprehensive income. Realized and unrealized gains and losses are now included in net income. For the nine months ended April 30, 2019, the Company recorded a gain of approximately $330,000 on the sale of marketable securities net of unrealized losses recorded in the first quarter of fiscal 2019. The Company also recorded an unrealized gain of approximately $414,000 for the nine months ended April 30, 2019. ASU 2016-01 was not implemented for the comparable quarter in fiscal 2018.

Provision for income taxes. During the nine months ended April 30, 2019, we recorded a valuation allowance of $8.4 million for the entirety of the Company’s domestic deferred tax asset during the first quarter of fiscal 2018. We reserved for the entirety of the Company’s domestic deferred tax asset.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the nine months ended April 30, 2019 compared to the similar periods in fiscal 2018 was due to the net loss attributable to the noncontrolling interests in LipoMedix in the nine months ended April 30, 2019 and the interest on the Rafael Pharmaceuticals Series D Convertible Note attributable to the noncontrolling interests in CS Pharma and IDT-Rafael Holdings.

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

As of April 30, 2019, we had cash and cash equivalents of $13.0 million. We expect our cash from operations in the next twelve months and the balance of cash and cash equivalents and liquid marketable securities that we held as of April 30, 2019 to be sufficient to meet our currently anticipated working capital, research and development, and capital expenditure requirements during the next twelve-months.

	April 30,
(unaudited, in thousands)	2019	2018
Cash flows (used in) provided by
Operating activities	$(2,538)	$(1,070)
Investing activities	(31,203)	(136)
Financing activities	30,854	0
Effect of exchange rates on cash and cash equivalents	53	55
(Decrease) increase in cash and cash equivalents	$(2,834)	$(1,151)

Operating Activities

Our cash flow from operations varies from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically payments of trade accounts payable. The increase in cash flows used in operating activities in the nine months ended April 30, 2019 as compared to the nine months ended April 30, 2018 related to increased accounts receivable related tenants in 520 Broad, an increase in prepaid expenses due to timing of real estate tax and insurance payments and payoff of charges due to related parties.

Investing Activities

Cash used in investing activities for the nine months ended April 30, 2019 related to the exercise of the portion of the warrant to purchase an equity interest of Rafael Pharmaceuticals for approximately $55.9 million offset by the net proceeds from the sale of marketable securities of approximately $25.0 million.

Financing Activities

Cash provided by financing activities for the nine months ended April 30, 2019 related to approximately $4.6 million received from the minority holder of interests in a consolidated entity, the $15.0 million convertible note received from Howard Jonas, repayment of the $3.3 million loan to Rafael Pharmaceuticals and $7.8 million received from the sale of Class B common shares to Howard Jonas.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” to our financial statements included in our 2018 Form 10-K.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2018 Annual Report. There have been no material changes in our critical accounting policies and procedures during the nine months ended April 30, 2019.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no significant changes in our market risk exposures from those described in Item 7A of our 2018 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2019.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 14 to the Consolidated and Combined Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Item 1A Risk Factors contained in our 2018 Form 10-K, includes a discussion of risk factors related to investment in our common stock which is incorporated herein. There were no material changes from the risk factors associated with our business previously disclosed in Part I, Item 1A “Risk Factors” of our 2018 Form 10-K.

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

Rafael Holdings, Inc.

June 5, 2019	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

	By:	/s/ David Polinsky
David Polinsky Chief Financial Officer