Form 10-K
period 2019-07-31
Rafael Holdings, Inc.
filed 2019-10-04
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2019.

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

(212) 658-1450
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class B common stock, par value $0.01 per share	RFL	NYSE American

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on January 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $15.42 per share, as reported on the New York Stock Exchange, was approximately $96 million.

The number of shares outstanding of the registrant’s common stock as of October 2, 2019 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	14,997,251 shares

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 15, 2020, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index
RAFAEL HOLDINGS, INC.
Annual Report on Form 10-K

i

Part I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “Rafael Holdings,” “we,” “us,” and “our” refer to Rafael Holdings, Inc., a Delaware corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2019 refers to the fiscal year ended July 31, 2019).

Item 1. Business.

OVERVIEW

Rafael Holdings, Inc., (“Rafael Holdings” or “the Company”), a Delaware corporation, owns interests in commercial real estate assets and clinical stage pharmaceutical companies. The assets are operated as two separate lines of business. The commercial real estate holdings consist of the building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and, certain affiliated entities, and an associated 800-car public garage, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel. The pharmaceutical holdings include preferred equity interests and a warrant to purchase additional equity interests in Rafael Pharmaceuticals, Inc., or Rafael Pharmaceuticals, which is a clinical stage, oncology-focused, pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in LipoMedix Pharmaceuticals Ltd., or LipoMedix, a clinical stage oncological pharmaceutical company based in Israel.

Financial information by segment is presented in Note 13 in the Notes to our Consolidated and Combined Financial Statements in Item 8 of this Annual Report.

Our headquarters are located at 520 Broad Street, Newark, New Jersey 07102. The main telephone number at our headquarters is (212) 658-1450 and our corporate web site’s home page is www.rafaelholdings.com.

We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity through the investor relations page of our web site (https://rafaeholdings.com/irpass.com) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our web site also contains information not incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

THE SPIN-OFF

On March 26, 2018, IDT Corporation, or IDT, the former parent corporation of the Company, completed a tax-free spinoff (the “Spin-Off”) of the Company’s capital stock, through a pro rata distribution of common stock to its stockholders of record as of the close of business on March 13, 2018.

RECENT DEVELOPMENTS

●	During the year, subsidiaries of the Company converted notes and exercised a portion of their warrant to purchase Series D Convertible Preferred Stock of Rafael Pharmaceuticals. A total of 53.4 million shares, representing 51% of the outstanding capital stock of Rafael Pharmaceuticals, was purchased or obtained through conversion of notes. The Company’s subsidiary still maintains additional rights under the Warrant to maintain ownership regardless of additional equity instruments issued by Rafael Pharmaceuticals and maintains the rights to increase ownership to 56% of the capital stock of Rafael Pharmaceuticals.

●	Rafael Pharmaceuticals reached an out-licensing agreement with Ono Pharmaceutical Co., Ltd. (“Ono”) of Japan. Ono gained exclusive rights to develop and commercialize the Rafael Pharmaceuticals’ lead drug candidate, CPI-613® (devimistat), and related compounds for all indications in certain Asia-Pacific region countries. Rafael Pharmaceuticals received an upfront payment of $12.9 million, with the right to an additional $150.3 million contingent on attainment of certain developmental and commercial milestones. Rafael Pharmaceuticals will also receive low-double digit royalties based on net sales.

●	Rafael Pharmaceuticals continued to expand its pivotal Phase 3 trial of CPI-613® (devimistat) for patients with relapsed or refractory acute myeloid leukemia (AML) adding clinical trial sites in France, Austria, South Korea and Spain.

●	Rafael Pharmaceuticals continued to expand its pivotal Phase 3 trial of CPI-613® (devimistat) in combination with modified FOLFIRINOX as a first-line treatment for patients with metastatic pancreatic cancer adding clinical trial sites in France, Korea and Israel.

●	Future Oncology, a peer-reviewed medical journal, published two manuscripts about the details of ongoing Phase 2 and Phase 3 studies at Rafael Pharmaceuticals.

●	LipoMedix was awarded a Horizon 2020 Phase 1 grant for the project: Promitil® - a new ‘smart’ nanomedicine for cancer chemo-radiotherapy. Horizon 2020 is a research and innovation program of the European Union.

●	We have established a wholly owned venture to develop a pipeline of therapeutic compounds including compounds to regulate cancer metabolism. The venture is pursuing collaborative research agreements with scientists from top academic institutions.

BUSINESS DESCRIPTION

We own commercial real estate assets and interests in clinical pharmaceutical companies. The assets are operated as two separate lines of business and we are looking to increase the value of both of our holdings.

Real Estate

The commercial real estate holdings consist of the building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and, certain affiliated entities, an 800-car public garage, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel.

520 Broad Street in Newark New Jersey is a 20-story commercial office building containing approximately 496,000 square feet.  The building was completed in 1957 and is of steel-frame construction with cast-in-place concrete floors.  The facade is constructed of stone and metal framed glass curtain wall sections. The public garage has three levels, plus additional surface parking that, in total, can accommodate approximately 800 parking spaces. We have retained a leading real estate brokerage firm to market the building for potential sale while we continue to attempt to maximize the value of our holdings by leasing activity and improvements. The Newark market is undergoing a renewal with major commercial and residential projects currently in development or coming to the market. The building also sits within an Opportunity Zone providing additional upside to potential purchasers.

The building serves as the headquarters of Rafael Holdings, IDT, and Genie Energy, Ltd. (“Genie”), who occupy the second through fourth floors. Currently, approximately 30% of the building is leased, including leases to IDT and Genie.

The IDT lease expires in April 2025 and is for 80,000 square feet and includes two parking spots per thousand square feet of space leased. The annual base rent is approximately $1.6 million. IDT has the right to terminate the lease upon four months’ notice and, upon early termination, IDT will pay a penalty equal to 25% of the portion of the rent due over the course of the remaining term. IDT has the right to lease an additional 50,000 square feet in the building at the same terms as the base lease, in 25,000 square feet increments. Upon expiration of the lease, IDT has the right to renew the lease for another five years on substantially the same terms, with a 2% increase in the rental payments.

The Genie lease expires in April 2025 and is for 8,631 square feet and includes two parking spots per thousand square feet of space leased. The annual base rent is approximately $200,000. Genie has the right to terminate the lease upon four months’ notice and, upon early termination, Genie will pay a penalty equal to 25% of the portion of the rent due over the course of the remaining term. Upon expiration of the lease, Genie has the right to renew the lease for another five years on substantially the same terms, with a 2% increase in the rental payments.

In addition to the IDT and Genie leases, there are three additional leases for space in the building. The first lease is for a portion of the sixth floor for an eleven-year term, of which the first six years are non-cancellable. The second lease is for a portion of the ground floor and basement for a term of ten years, seven months and the third lease is for another portion of the ground floor for a term of ten years, four months. The leases have all commenced. At July 31, 2019 and July 31, 2018, the carrying value of the land, building and improvements at 520 Broad Street was $43.8 million and $45.2 million, respectively.

The building in Piscataway is located at 225 Old New Brunswick Road. It is a three-story commercial office building containing approximately 65,000 square feet. The building was completed in 1978. Since its completion, the building has been leased as data space and therefore has ample power, diverse paths of fiber, back-up generators and dedicated HVAC units. Currently, approximately 28% of the building is leased to two data users. Both leases are to tenants who each occupy a portion of the first floor. One lease expires at the end of 2020 and the other lease expires at the end of October 2022. We have commenced efforts to upgrade the building’s aesthetics and infrastructure and initiated a lobby upgrade. We have retained Colliers International to market the building for potential sale. The marketing efforts were initiated in the first quarter of fiscal 2019 and are ongoing. We are also marketing the space for lease to the office and data center market.

The real estate holding in Israel is a condominium portion of an office building built in 2004 located in the Har Hotzvim section of Jerusalem, Israel. The condominium is one floor of approximately 12,400 square feet. Har Hotzvim is a high-tech industrial park located in northwest Jerusalem. It is the city’s main zone for science-based and technology companies, among them Intel, Teva and Mobileye. As of July 31, 2019, the space is fully leased to 2 tenants; one is IDT and another third-party tenant.

Depreciation and amortization expense of property, plant and equipment was $1.8 million and $1.7 million in fiscal 2019 and fiscal 2018, respectively.

Pharmaceuticals

Overview

We have investments in Rafael Pharmaceuticals, a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells. We also have an investment in LipoMedix, which is based in Israel, and is a clinical stage oncology company. In addition to our investments in Rafael Pharmaceuticals and LipoMedix, we have established a wholly owned venture to develop a pipeline of therapeutic compounds including compounds to regulate cancer metabolism. The venture is pursuing collaborative research agreements with scientists from top academic institutions.

Rafael Pharmaceuticals

We own interests/rights in Rafael Pharmaceuticals through a 90%-owned non-operating subsidiary, IDT-Rafael Holdings, LLC, or IDT-Rafael Holdings. IDT-Rafael Holdings holds 36.7 million shares of Rafael Pharmaceuticals Series D Convertible Preferred Stock and a warrant to increase ownership to up to 56% of the fully diluted equity interests in Rafael Pharmaceuticals (the “Warrant”). The Warrant is exercisable at the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments, and will expire upon the earlier of December 31, 2020, a qualified initial public offering, or liquidation event of Rafael Pharmaceuticals.

IDT-Rafael Holdings also owns 50% of CS Pharma Holdings, LLC (“CS Pharma”), a non-operating entity that holds 16.7 million shares of Rafael Pharmaceuticals Series D Convertible Preferred Stock. Accordingly, the Company holds an effective 45% indirect interest in the assets held by CS Pharma.

Howard Jonas, Chairman of the Board and Chief Executive Officer of the Company, and Chairman of the Board of Rafael Pharmaceuticals owns 10% of IDT-Rafael Holdings.

IDT-Rafael Holdings also holds certain governance rights in Rafael Pharmaceuticals including appointment of directors.

We and our subsidiaries collectively own securities representing 51% of the outstanding capital stock of Rafael Pharmaceuticals and 38% of the capital stock on a fully diluted basis (excluding the remainder of the Warrant).

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

On September 19, 2017, IDT approved a compensatory arrangement with Howard Jonas related to the right held by IDT-Rafael Holdings to receive additional Rafael Pharmaceutical shares (“Bonus Shares”) upon the achievement of certain milestones. Under that arrangement, IDT transferred to Howard Jonas the contractual right to receive “Bonus Shares” for an additional 10% of the fully diluted capital stock of Rafael Pharmaceuticals at the time of issuance that was previously held by IDT-Rafael Holdings, which is contingent upon achieving certain milestones. This right was previously held by IDT-Rafael Holdings, subject to its right to transfer to recipients that IDT-Rafael Holdings, in its sole discretion, felt merit because of special efforts by such persons in assisting Rafael Pharmaceuticals and its products. IDT-Rafael Holdings distributed the rights to its members and transferred the portion it received to Howard Jonas. If any of the milestones are met, the Bonus Shares are to be issued without any additional payment. Howard Jonas has the right to transfer the Bonus Shares, in his discretion, to others, including those who are instrumental to the future success of Rafael Pharmaceuticals. These milestones have not yet been met and no bonus shares have been issued.

Science and Preclinical:

Rafael Pharmaceuticals is developing its lead product CPI-613® (devimistat), an investigational new drug for the treatment of solid tumors and hematologic malignancies. This molecule has been developed based on Altered Metabolism Directed (AMD) platform. It is a small molecule and suitable for intravenous (IV) administration.

In the 1920’s, Nobel Prize winner Dr. Otto Warburg observed that cancer cells metabolize glucose differently than normal cells. More recently it has been recognized that tumor-specific alteration of metabolism is pervasive, affecting all metabolic processes. Both cytosolic and mitochondrial processes are crucially transformed during the evolution of metastatic disease. This profoundly altered metabolism of cancer cells has recently emerged as one of the most promising new domains for therapeutic targeting of cancer. In most cancer cells, uptake of glucose is substantially increased. Glucose is metabolized to pyruvate which then is either reduced to lactate by lactate dehydrogenase (LDH) or oxidized to acetyl coenzyme A (Acetyl-CoA) by pyruvate dehydrogenase (PDH) for introduction into the mitochondrial tricarboxylic acid (TCA) cycle. The Acetyl-CoA then can be used for either energy generation or biosynthetic intermediate production, both crucial to tumor cell survival. Glutamine is an additional carbon source, also essential for sustaining the TCA cycle in tumor cells. Glutamine transport and metabolism are also upregulated in many tumor types. Glutamine is converted to glutamate and then to α-ketoglutarate (α-KG). α-KG is then converted to succinyl-CoA by α-ketoglutarate dehydrogenase (KGDH) for subsequent processing through the TCA cycle. The regulation of this metabolism of pyruvate and α-ketoglutarate is profoundly altered in tumor cells, presenting potential clinical targets, as discussed immediately below.

CPI-613® (devimistat) is a stable analog of normally transient, acylated catalytic intermediates of lipoate. These intermediates normally serve as signals to the PDH and KGDH regulatory systems altered in cancer; thus, CPI-613® (devimistat) misinforms these tumor systems, selectively turning off the cancer cell TCA cycle. CPI-613® (devimistat) tumor selectivity is further enhanced because cancer cells take up the drug preferentially. More specifically, CPI-613® (devimistat) selectively inactivates PDH in tumor cells by hyper-activating the corresponding tumor-specific configuration of regulatory Pyruvate dehydrogenase kinase (PDKs). PDKs phosphorylate and inactivate PDH. As well, CPI-613® (devimistat) simultaneously inactivates KGDH by hyper-activating a redox feedback loop normally controlling the enzyme’s activity and reconfigured in tumors. The simultaneous inhibition of these two TCA cycle enzymes dramatically compromises mitochondrial metabolic flows, triggering multiple, redundant apoptotic and necrotic cell death pathways selectively in tumor cells [Zachar et al., J Mol Med (Berl). 2011 Nov;89(11):1137-48; Stuart et al., Cancer Metab. 2014 Mar 10;2(1): reviewed in Bingham et al., Expert Rev Clin Pharmacol. 2014 Nov;7(6):837-46 and Hammoudi et al., Chin J Cancer. 2011 Aug;30(8):508-25]. Rafael Pharmaceuticals also continues to develop extensive insight into this drug family.

There are many potential advantages of CPI-613® (devimistat) over alternative anti-metabolism and anti-cancer drugs. It is believed to selectively targets altered metabolism in cancer cells. Therefore, CPI-613® (devimistat) is expected to be minimally toxic to healthy cells (i.e. safe and well tolerated), allows extended treatment courses (reducing likelihood of relapse). Moreover, its low side-effect toxicity allows CPI-613® (devimistat) to be used in combination with other drugs, including established standards of care for major malignancies and allows to treat surgically unresectable cancers. Further, this benevolent toxicity profile allows treatment of vulnerable, elderly patients. CPI-613® (devimistat) attacks multiple, individually essential targets (PDH, KGDH). So, we expect that it will be less susceptible to emergence of drug resistance. The redesign of metabolism is general to most or all cancers. Thus, it is also expected to have broad spectrum activity of CPI-613® (devimistat), i.e. the potential to treat different cancers including difficult-to-treat cancers, high risk cancers. and advanced stage cancers. By targeting metabolism, Rafael Pharmaceuticals expects the drug to be effective against formerly resistant tumor types and suppress metabolism-based drug-resistance.

Several pre-clinical pharmacology and toxicology studies [including good laboratory practice toxicology (GLP Tox) studies] were conducted to investigate the pharmacokinetics (PK), drug metabolism, safety and anticancer activity of CPI-613® (devimistat). In in vitro and ex vivo studies, CPI-613® (devimistat) exhibited strong anticancer activities against an array (including solid tumors or hematologic malignancies) of tumor cell-lines and cells derived from patients (including patients with drug resistance). These anti-cancer activities were significantly higher compared to untreated cells or cells treated with current chemotherapeutic agents. In contrast, CPI-613® (devimistat) was either minimally taken up into or produced little effect in a variety of healthy cells. In pre-clinical combination therapy studies, CPI-613® (devimistat) exhibited no additive toxicity. The drug also demonstrated significant synergy with other chemotherapeutic agents (Pardee et. al. Clin Cancer Res. 2018 May 1;24(9):2060-2073). In vivo animal models bearing diverse tumor types were used to evaluate dose response, PK and metabolism of CPI-613® (devimistat). The drug was well-tolerated in all animal models. Prolonged survival was observed when compared to untreated controls and more commonly used chemotherapeutic agents. GLP toxicology studies showed that any events related to CPI-613® (devimistat) were transient and mostly observed during dosing, and animals returned to normal post-dose (i.e. toxicities were reversable or recoverable). Toxicokinetic (TK) exposures of Cmax (peak concentration) and area under curve (AUC) of CPI-613® (devimistat) from GLP Tox studies in rats and minipigs have shown very good safety margins to cover PK exposures of Cmax and AUC of CPI-613® (devimistat) from AML and pancreatic cancer patients in clinical trials, i.e. safety margins of 2.5 – 11.6 folds based on the highest observed Cmax and AUC at maximum tolerated dose (MTD) from 13-week rat and 13-week minipigs studies divided by the highest observed Cmax and AUC at MTD of CPI-613® (devimistat) in combination with chemotherapies in AML and pancreatic cancer patients.

The manufacturing of CPI-613® (devimistat) is relatively low cost, efficient, and scalable. In addition to intravenous CPI-613® (devimistat), development of oral formulation of CPI-613® (devimistat) is currently underway.

Clinical:

More than 350 patients were dosed with CPI-613® (devimistat) to date in 16 ongoing or completed clinical trials.

Five new trials started enrolling participants (including 2 Phase III trials)

Pancreatic Cancer: CPI-613® (devimistat) in Combination with Modified FOLFIRINOX in First-Line Metastatic Pancreatic Cancer.

Twenty patients were enrolled in this study. The MTD of CPI-613® (devimistat) was 500 mg/m². The median number of treatment cycles given at the maximum tolerated dose was 11. Two patients were enrolled at a higher dose of 1000 mg/m2, and both had a dose-limiting toxicity. No deaths due to adverse events were reported. For the 18 patients given the maximum tolerated dose, the most common grade 3–4 non-hematological adverse events were hyperglycaemia, hypokalaemia, peripheral sensory neuropathy, diarrhea, and abdominal pain. The most common grade 3–4 hematological adverse events were neutropenia, lymphopenia, anaemia, and thrombocytopenia. Sensory neuropathy (all grade 1–3) was recorded in 17 out of the 18 patients and was managed with dose de-escalation or discontinuation of oxaliplatin per standard of care. Of the 18 patients given the maximum tolerated dose, 11 (61%) patients achieved an objective response (complete or partial). Patients exhibited a median overall survival (OS) of 19.9 months and median progression-free survival (PFS) of 9.9 months. The interim result of this study was published in Lancet Oncology (Alistar et al., Lancet Oncol. 2017 Jun;18(6):770-778.). Given that in clinical trial evaluating the FOLFIRINOX regimen reported an objective response rate (ORR) of 31.6%, , median OS of 11.1 months and median PFS of 6.4 months (Conroy et al., N Engl J Med 2011;364:1817-25.) the further evaluation of CPI-613® (devimistat) in pancreatic cancer is believed to be warranted.

Based on the clinical experience of this trial in pancreatic cancer, Rafael has initiated a phase III pivotal trial (AVENGER 500®) of CPI-613® (devimistat) in combination with modified FOLFIRINOX as first-line treatment for patients with metastatic pancreatic cancer in December 2018. This trial will compare the efficacy and safety of FOLFIRINOX (FFX, control arm) with CPI-613® (devimistat) in combination with mFFX. Patients 18-75 years old of both sexes with metastatic (stage IV) pancreatic adenocarcinoma, not previously treated for metastatic disease and with ECOG performance status of 0 – 1 are eligible for enrollment in this study. The interim analysis of the study is estimated to be completed in the third quarter of the 2020 calendar year.

Acute Myeloid Leukemia: CPI-613® (devimistat) in Combination with High Dose Cytarabine and Mitoxantrone in Patients with Relapsed or Refractory Acute Myeloid Leukemia (AML).

Two trials were conducted to investigate the safety and efficacy of CPI-613® (devimistat) in combination with high dose cytarabine and mitoxantrone in patients with relapsed or refractory AML. The result of the phase 1 study was published in Clinical Cancer Research (Pardee et al., Clin Cancer Res. 2018 May 1;24(9):2060-2073). Overall, the treatment was well tolerated. Pooled dataset of both phase I and phase II trials in elderly patients (≥ 60 years) with relapsed or refractory AML demonstrated 52% CR + CRi and median OS of 12.4 months. Given that in clinical trial evaluating high dose cytarabine, mitoxantrone and L-asparaginase in relapsed or refractory AML in elderly patients (≥ 60 years) demonstrated 33% CR + CRi and median OS of only 5.2 months (Ahmed et al., Leuk Res. 2015 September ; 39(9): 945–949.), further evaluation of CPI-613® (devimistat) in AML is believed to be warranted.

Based on the clinical experience in these trials in AML, Rafael Pharmaceuticals has initiated a phase III pivotal trial (ARMADA 2000) of CPI-613® (devimistat) in patients with relapsed or refractory AML in November 2018. This study will compare the efficacy and safety of high dose cytarabine and mitoxantrone (HAM, control arm) with CPI-613® (devimistat) in combination with high dose cytarabine and mitoxantrone (CHAM). Patients ≥ 60 years with relapsed or refractory AML and an ECOG performance status of 0 to 2 are eligible for this study. The interim analysis of the study is expected to be completed in the fourth quarter of 2020.

Peripheral T-cell Lymphoma: Phase I Dose-Escalation Study of CPI-613® (devimistat), in Combination with Bendamustine, in Patients with Relapsed or Refractory T-cell Lymphoma

To date, 10 patients have received at least one dose of CPI-613® (devimistat) in combination with bendamustine. 8 patients are evaluable for safety and efficacy. Overall, the patients exhibited a good safety profile. The most common grade 3 or higher toxicities were lymphopenia and neutropenia. CPI-613® (devimistat) in combination with bendamustine exhibited very good signal of efficacy with 75% ORR, 9.2 months median OS and 6.4 months median PFS. All 3 patients with CR were diagnosed with peripheral T cell lymphoma, not otherwise specified (PTCL-NOS). Although the numbers are small, continued investigation is warranted as these response rates in a poor risk population of patients with relapsed or refractory T-Cell Lymphoma are very exciting.

Based on the clinical experience of this trial in T-cell lymphoma, Rafael Pharmaceuticals is planning to initiate a phase II study of CPI-613® (devimistat), in combination with bendamustine in the fourth quarter of 2019.

Other Ongoing Clinical Trials:

▪	A phase I study of CPI-613® (devimistat) in combination with gemcitabine and nab-paclitaxel for patients with locally advanced or metastatic pancreatic cancer

▪	A phase II study of CPI-613® (devimistat) in combination with modified FOLFIRINOX in patients with locally advanced pancreatic cancer

▪	A Phase II study of CPI-613® (devimistat) in patients with relapsed or refractory Burkitt lymphoma/leukemia or high-grade B-cell lymphoma with rearrangements of MYC and BCL2 and/or BCL6

LipoMedix

LipoMedix is a clinical-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

Rafael Holding holds 50.6% of the issued and outstanding ordinary shares of LipoMedix.

In Fiscal 2019 and 2018, we provided debt and equity financing of $250,000 and $875,000, respectively, to LipoMedix.

Science and Preclinical:

LipoMedix was established in order to advance the pharmaceutical and clinical development of a patented prodrug of mitomycin-C and its efficient delivery in liposomes to cancer-affected target organs. LipoMedix believes that this formulation, known as Promitil® – Pegylated Liposomal Mitomycin-C Lipidic Prodrug (PL-MLP) – overcomes the problems associated with the mitomycin-C toxicity of certain current treatments and turns it into passively targeted, anti-cancer drug that could potentially become the therapy of choice in a variety of cancers. The inventor and scientific founder, of LipoMedix is Alberto Gabizon, M.D., Ph.D., of the Hebrew University – Shaare Zedek Medical Center, Israel who is also the co-inventor and co-developer of Doxil® (doxorubicin hydrochloride liposome injection), a successful and widely-used anticancer product based on a similar drug development strategy. Prof. Gabizon is one of the few scientists intimately familiar with the successful development and commercialization process of liposomal drugs.

Promitil® is an innovative nanomedicine designed for controlled delivery of a chemotherapeutic agent in a proprietary prodrug form. LipoMedix believes it may have advantages over conventional anticancer agents that have serious adverse side effects, and limited efficacy with resistance to treatment. Promitil® is based on an innovative and breakthrough technology that could potentially help cancer patients receive safer therapy with a more potent anti- tumor effect.

In preclinical trials, Promitil® inhibited a range of cancer types in animal models (pancreatic, colorectal, stomach, breast, ovarian, melanoma) and potentiated the activity of various co-administered cancer drugs. The API (MLP), a prodrug of mitomycin C, is carried by a pegylated liposomal delivery system that confers an extended circulation time in vivo and enhanced delivery to tumors. In preclinical trials, Promitil® significantly reduced mitomycin-C’s systemic toxicity and mitigated its side-effects. Promitil® is a highly stable formulation with prolonged storage shelf life of over 4-5 years.

Clinical:

A total of 88 patients have been treated with Promitil® as a single agent or in combination with other anticancer drugs under the framework of a phase 1A/1B clinical study. Promitil® was well tolerated and safe for use at a broad dose range. The majority of the adverse events reported were mild to moderate and unrelated to the study drug.

A Phase IA dose escalation open trial (Golan et al., “Pegylated liposomal mitomycin C prodrug enhances tolerance of mitomycin C: a phase 1 study in advanced solid tumor patients.” Cancer Medicine, 4:1472–1483, 2015) has demonstrated that Promitil® has successfully and substantially modified the pharmacokinetic characteristics of mitomycin C delivery, resulting in the ability to clinically administer much larger amounts of active drug (approximately 3 times greater mitomycin C-equivalent dose than the maximal tolerated dose of mitomycin C), with an acceptable toxicity profile, and with long circulation time to ensure adequate tumor drug delivery.

A Phase IB continuation trial in advanced colon cancer patients receiving Promitil® as 3rd line therapy has confirmed the safety and pharmacokinetic features of Promitil® in this patient population, as well as the feasibility of combining Promitil® with Bevacizumab and/or Capecitabine. This stage of colon cancer has an ominous patient prognosis with median survival of approximately 5 months for untreated patients, and 6 – 7 months using any of the two approved therapies (Regorafenib, TAS-102), and a rate of objective partial responses (tumor shrinkage) nearly zero.

In this phase 1B study, 40% (21/52) of patients that underwent disease evaluation on week 9-12 of study showed Stable Disease with a 1-year survival rate of 52% and median survival of 13.9 months (Phase 1 Clinical Study Report, data on file at LipoMedix), suggesting that Promitil® activity in colon cancer is substantial, but requires confirmation in phase 2 studies. LipoMedix believes that the next development step should be to conduct a Phase 2B trial of Promitil® against an active comparator (e.g. Regorafenib) using as endpoints PFS and OS, which will provide information on the added value of Promitil® in colorectal cancer. LipoMedix believes that an approximately 100-patient strong study should determine the relative value of Promitil® in advanced colorectal carcinoma. Given the large number of patients with this condition, LipoMedix anticipates this study can be completed relatively quickly (approximate enrollment time 18 months) with centers in 4 countries only. An IND application for this study has been approved by the FDA in November 2018. An effective treatment for this patient population represents an important unmet clinical need that Promitil® will attempt to fill, and for which LipoMedix intends to pursue a 505b2 NDA regulatory strategy with a 5-year exclusivity period entitled to new chemical entities.

Additional trials with LipoMedix flagship product, Promitil®, undergoing or in planning include:

▪	Phase 1B open study of Promitil® in combination with radiotherapy in patients with inoperable or metastatic cancers and oligometastases (Liporad Study). This is a separate avenue of clinical development sprouting from preclinical observations (Tian X. et al., Int J Radiat Oncol Biol Phys. 2016 Nov 1;96(3):547-55), and from several positive responses to the combination of Promitil® and radiotherapy in compassionately treated patients (Tahover et al., Front Oncol. 2018 Nov 26;8:544.): mechanistic basis and preliminary clinical experience”). This phase 1B study of Promitil®, approved by the Israel MOH, has been initiated in January 2019 in 3 clinical sites in Israel.

▪	Promitil® with concurrent chemoradiation therapy for locally advanced pancreatic cancer (Phase 2A study) will be initiated in United States.

Promitil®-based products:

In addition to Promitil®, LipoMedix has developed a pipeline of Promitil®-based products with potentially important applications:

●	Folate-targeted Promitil® (Promi-Fol), aimed at local treatment (intravesical) of superficial bladder cancer. Decorating Promitil® with folate ligands exploits the frequent overexpression of folate receptors in urothelial cancers for selective and enhanced delivery of Promitil® to cancer cells. Promi-Fol could be a safe and effective therapeutic alternative to widely used instillation of mitomycin-c for local treatment of the growing elderly patient population with superficial bladder cancer. LipoMedix has completed a GLP animal study demonstrating the safety of Promi-Fol administered by the intravesical route and is seeking a partner for sublicense of this technology and testing in clinical studies. A patent application to cover PromiFol has been submitted.

●	Promi-Dox, a highly potent dual drug liposome with MLP and doxorubicin (the “SuperDoxil”) for a basket of tumors. If a strong clinical signal can be detected there are several possible cancer settings with substantial patient numbers and significant unmet need where PromiDox could be utilized. This formulation requires further product development. A patent application to cover PromiDox has been submitted.

Intellectual Property:

Two new patent applications covering the use of Promitil®, in combination with other chemotherapies and with radiotherapy have been approved by the USPTO in 2018.

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

Each of Rafael Pharmaceuticals’ and LipoMedix’s (collectively, referred to as “the Pharmaceutical Investment Companies”) product candidates must be approved by the FDA through a New Drug Application, or NDA. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

●	submission to the FDA of an Investigational New Drug, or IND, application, which must take effect before human clinical trials may begin;

●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

●	preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;

●	review by an FDA advisory committee, where appropriate or if applicable;

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

●	payment of user fees and securing FDA approval of the NDA; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, and the purity and stability of the drug substance, as well as in vitro and animal studies to assess the potential safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA, to the IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND before a clinical trial can begin in the US. In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the investigator brochure.

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

If clinical trials are successful, the next step in the drug development process is the preparation and submission to the FDA of an NDA or BLA, Biologics License Application. The NDA or BLA is the vehicle through which drug applicants formally propose that the FDA approve a new drug or biologic for marketing and sale in the United States for one or more indications. The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. For example, products with orphan drug designation are not subject to user fees.

The FDA reviews all NDAs submitted to identify if there are any deficiencies before it can officially accept them for in-depth review, also known as ‘filing’ of the NDA. The FDA may also request additional information before deciding whether to accept an NDA application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the drug or biologic. If the FDA concludes that a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if deemed required.

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

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions about the approval of the drug.

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If a complete response letter is issued, the applicant may either submit a Complete Response, addressing all of the deficiencies identified in the letter, or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Post-Approval Requirements

Any drug that receives FDA approval is subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, by submitting supplemental NDAs, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

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

Pediatric studies and exclusivity

Under the Pediatric Research Equity Act, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of FDASIA 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and any other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to waiver requests, deferral requests and requests for extension of deferrals are contained in FDASIA. Unless and until FDA promulgates a regulation stating otherwise, the pediatric data requirements do not apply to products with orphan designation.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA for the drug and rare disease or condition. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee. The first applicant to obtain approval of an orphan drug is eligible for seven years of exclusivity, or twelve years of exclusivity for a biologic, during which FDA may not approve another drug with the same active ingredient for the approved orphan indication unless the subsequent product is shown to be clinically superior.

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

REVIEW AND APPROVAL OF DRUGS IN EUROPE AND OTHER FOREIGN JURISDICTIONS

In addition to regulations in the United States, a manufacturer is subject to a variety of regulations in foreign jurisdictions to the extent they choose to sell any drug products in those foreign countries. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. To obtain regulatory approval of an investigational drug or biological product in the European Union, a manufacturer must submit a marketing authorization application (MAA) to the European Medicines Agency or EMA. For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

HEALTHCARE LAW AND REGULATION

In addition to FDA restrictions on marketing of drug products, federal and state fraud and abuse laws restrict business practices in the pharmaceutical industry. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs;

●	the federal False Claims Act, which prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

●	state laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

OUR STRATEGY

Real Estate

Our strategy related to our real estate business includes:

●	capitalizing on knowledge of the marketplaces to enhance our leasing and property management capabilities in order to achieve stabilized occupancy.

●	attracting additional tenants to our buildings and public parking garage;

●	selectively seeking to acquire properties to create incremental cash flow and capital appreciation; and

●	executing timely monetization through sales or joint ventures of current real estate holdings.

Pharmaceutical Investments

We plan to continue to invest in Rafael Pharmaceuticals and LipoMedix, as approved by our Board and deemed strategic, in order for those companies to execute on their plans and continue clinical trials as warranted by results and developments while continuing to seek other opportunities to invest in additional pharmaceutical or biotechnology companies. In addition, we have established a wholly-owned venture to develop a pipeline of therapeutic compounds, including compounds to regulate cancer metabolism. The venture is pursuing collaborative research agreements with scientists from top academic institutions.

Rafael Pharmaceuticals

The mission of Rafael Pharmaceuticals is to develop innovative, highly selective, well tolerated and highly effective anti-cancer agents by selectively targeting altered metabolism in cancer cells.

Rafael Pharmaceutical’s immediate goal is extending and enhancing the lives of patients with gastrointestinal (GI) cancers (along with selected hematological malignancies) with immediate objective to improve the quality of life of patients with pancreatic cancer, which is believed to be the deadliest cancer worldwide with very limited treatment options.

As per Rahib et al, 2014; Pancreatic Cancer will surpass breast, prostate, and colorectal cancers by 2030 and will become the second leading causes of cancer-related death. Since 1997, the median overall survival following standard frontline therapies in metastatic pancreatic cancer has increased from 6.8 months (gemcitabine) to 11.1 months (FOLFIRINOX) (Conroy et al., N Engl J Med 2011;364:1817-25. Von Hoff et al., N Engl J Med 2013;369:1691-703). Pancreatic ductal adenocarcinoma (PDAC) is an immune-privileged cancer and appears to escape from the antitumor immune response unlike other neoplastic entities. In PDAC, response rate with immune checkpoint inhibitors anti-programmed cell death protein 1 (PD-1) or anti-cytotoxic T-lymphocyte-associated antigen 4 (CTLA-4) alone or in combination is not satisfactory to date (Kabacaoglu et al., Front Immunol. 2018 Aug 15;9:1878).

In an early stage trial, CPI-613® (devimistat) in combination with modified FOLFIRINOX exhibited a promising signal of efficacy with 61% objective response rate (ORR), 19.9 months overall survival (OS) and 9.9 months progression-free survival (PFS). The combination was also well tolerated. This is in comparison to the earlier clinical trial evaluating the FOLFIRINOX regimen for approval wherein they reported an ORR of 31.6%, median OS of 11.1 months and median PFS of 6.4 months (Conroy et al., N Engl J Med 2011;364:1817-25.) the further evaluation of CPI-613® (devimistat) in pancreatic cancer is warranted.

As a part of the immediate goal of the Company to improve the quality of life of patients with pancreatic cancer, Rafael Pharmaceutical has initiated following trials:

1.	A phase III pivotal trial (AVENGER 500®) of CPI-613® (devimistat) in combination with modified FOLFIRINOX as first-line treatment for patients with metastatic pancreatic cancer. The interim analysis of the study is expected to be completed as early as the third quarter of the 2020 calendar year. The goal of this trial is to provide compelling evidence of the safety and efficacy and leading to a regulatory approval for CPI-613® (devimistat) for use in patients with metastatic adenocarcinoma of pancreas.

2.	A phase I study of CPI-613® (devimistat) in combination with gemcitabine and nab-paclitaxel for patients with locally advanced or metastatic pancreatic cancer. The phase II/III trial in this setting is estimated to start in 2019.

3.	A phase II study of CPI-613® (devimistat) in combination with modified FOLFIRINOX in patients with locally advanced pancreatic cancer

FOLFIRINOX / FOLFOX / FOLFIRI are standard of care for several gastrointestinal (GI) cancers (e.g. colorectal, esophagus, anal canal). With a broadly applicable mechanism of action, Rafael Pharmaceutical expects that CPI-613® (devimistat) will also exhibit promising safety and efficacy profiles in GI cancers where FOLFIRINOX is used as standard of care. With this expectation, Rafael Pharmaceutical is planning to initiate a phase I/II trial of devimistat in combination with FOLFOX and bevacizumab.

LipoMedix Strategy

The strategy for LipoMedix is as follows:

1.	Continue phase 1B trial (LIPORAD) of Promitil® in combination with radiotherapy in Israel and extend it to Europe and/or United States, after consultation with the FDA/EMA on the best regulatory path for approval.

2.	Initiate the study of Promitil® with concurrent chemoradiation therapy for locally advanced pancreatic cancer in United States.

3.	Continue clinical development of Promitil® for advanced colon cancer within a phase 2B trial.

4.	Continue research and development, toxicity, and product development of LipoMedix’s pipeline aiming at out-licensing for Folate-targeted Promitil® (PromiFol) and PromiDox.

5.	Strengthening the intellectual property to cover the product manufacturing process and securing the robustness of the manufacturing process.

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

Rafael Pharmaceuticals competes in the segments of the pharmaceutical, biotechnology companies that either address cancer metabolism, or developing drugs for pancreatic cancer or AML. Various companies working to develop therapies in the field of cancer metabolism including, but not limited to, Celgene, Inc., Pfizer, Inc., Agios Pharmaceuticals, Inc., Calithera Biosciences, Inc., Sagimet Biosciences, Inc. (previously known as 3V Biosciences. Inc.), Aeglea Bio Therapeutics, Inc., Polaris Pharmaceuticals, Inc., Berg Health, Inc., Rgenix, Inc., Eleison Pharmaceuticals LLC, Forma Therapeutics Holdings LLC, and Selvita S.A., Inc. Some of the key companies developing drugs for pancreatic cancer including, but not limited to, AB Science, Inc. and Halozyme, Inc. and some of the key companies developing drugs for AML including, but not limited to, GlycoMimetics, Inc., Bellicum Pharmaceuticals, Inc., Helsinn Healthcare SA, Roche Holdings, Inc. Daiichi Sankyo Company Ltd., AROG Pharmaceuticals, Inc. and Actinium Pharmaceuticals Inc.

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

INTELLECTUAL PROPERTY

Licenses

Rafael Pharmaceuticals maintain an exclusive license agreement with the Research Foundation of the State University of New York at Stony Brook, or RF, granting Rafael Pharmaceuticals the exclusive right to make, use and sell products covered under specified RF patents relating to lipoic acid derivatives with the right to grant sublicenses. This license agreement was subsequently amended in 2004, 2007 and 2017 and relates to Rafael Pharmaceutical’s AEMD class of compounds.

Rafael Pharmaceuticals maintains an exclusive license agreement with Ono Pharmaceutical Co., Ltd, or Ono, whereby Rafael Pharmaceuticals granted Ono an exclusive right to make, use and sell CPI-613® (devimistat) and related products in Japan, South Korea, Taiwan, and certain countries in Southeast Asia under specified intellectual property held by Rafael Pharmaceuticals. Ono granted to Rafael Pharmaceutical a non-exclusive right under intellectual property held by Ono to make, use, and sell CPI-613® (devimistat) and related products in countries other than Japan, South Korea, Taiwan, and certain countries in Southeast Asia. Under the license agreement, Ono is required to use commercially reasonable efforts to develop the licensed products in territories licensed to Ono. The agreement may be terminated without cause by Ono or by Rafael Pharmaceuticals for material breach by Ono.

LipoMedix maintains an exclusive license agreement with Yissum Research and Development Company or Yissum, the technology transfer arm of the Hebrew University of Jerusalem granting LipoMedix the exclusive right to make, use and sell products covered under specified patents relating to the mitomycin lipophilic prodrug and its liposomal formulation with the right to grant sublicenses.

Patents

Rafael Pharmaceuticals patents its technology, inventions, and improvements that it considers important to the development of its business. A patent gives the patent holder the right to exclude any unauthorized use of the subject matter of the patent in those jurisdictions in which a patent is granted. As of August 22, 2019, Rafael Pharmaceuticals owns or in-licenses over ten U.S. patents, over forty foreign patents registered in various countries, and many pending U.S. and foreign patent applications. Additional patent applications will be filed as studies continue. Patents that Rafael Pharmaceuticals has obtained for its platform technologies and patents that may issue in the future based on Rafael Pharmaceuticals’ currently pending patent applications for its platform technologies are scheduled to expire in years 2028 through 2040.  These dates do not include patent term extensions. Rafael Pharmaceuticals has worldwide rights, and has obtained U.S. orphan drug designation for CPI-613® (devimistat) in the treatment of MDS, AML, pancreatic carcinoma, Burkitt’s lymphoma, and peripheral T-cell lymphoma.

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

Manufacturing

The Pharmaceutical Investment Companies do not own or operate, and currently have no plans to establish, any manufacturing facilities or fill-and-finish facilities. The Pharmaceutical Investment Companies currently rely, and expect to continue to rely, on third parties for the manufacture of their product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that they may commercialize. The Pharmaceutical Investment Companies obtain our supplies from these established contract manufacturers on a purchase order basis and do not have a long-term supply arrangement in place. The Pharmaceutical Investment Companies do not currently have arrangements in place for redundant supply for bulk drug substance or drug product. For all of the product candidates, the Pharmaceutical Investment Companies intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and the formulation and fill-and-finish services prior to submission of a new drug application to the FDA or along the first steps of marketing.

For Rafael Pharmaceuticals, the compounds are organic compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. Rafael Pharmaceuticals expects to continue to develop drug candidates that can be produced relatively cost-effectively at contract manufacturing facilities.

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

EMPLOYEES

As of October 2, 2019, we had 17 full and no part-time employees primarily dedicated to the real estate group and corporate entity. We have begun to expand our team in the pharmaceutical sector. Rafael Pharmaceuticals employs 26 full-time and 4 part-time employees, who are involved in operations, research and development and LipoMedix employs 2 full-time and 2 part-time employees involved in operations, research and development, in addition to Prof. Gabizon.

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

Risks Related to our Business

Risk Related to our Real Estate Assets

Economic, regulatory, and socio-economic changes that impact the real estate market generally, or that could affect patterns of use of commercial office space, may cause our operating results to suffer and decrease the value of our real estate properties.

If our properties do not generate income sufficient to meet operating expenses, and capital expenditures, it may cause our operating results to suffer and decrease the value of our real estate properties.  The following factors, among others, may adversely affect the operating performance and long- or short-term value of our properties:

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

We are dependent on IDT and Genie for a large portion of our revenue and the loss of, or a significant reduction in revenue from IDT and its affiliates would reduce our revenue and adversely impact our results of operations.

We have generated majority of our revenue from IDT and Genie. In the fiscal year ended July 31, 2019, IDT and Genie accounted for approximately 43% of our revenue. This decrease in concentration was primarily the result of a decrease in revenues from IDT and Genie due to modification of the terms of the leases. The loss of, or a significant reduction in, revenue from IDT and Genie would materially and adversely affect our revenue and results of operations.

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

The leasing of real estate is highly competitive. The principal competitive factors are rent, location, services provided and the nature and condition of the property to be leased. We directly compete with all owners, developers and operators of similar space in the areas in which our properties are located. Our commercial office properties are concentrated in New Jersey. There are number of competitive office properties in which our properties are located, which may be newer or better located than our properties and could have a material adverse effect on our ability to lease office space at our properties, and on the effective rents we are able to charge.

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

Risks Related to our Pharmaceutical Industry Investments

We depend heavily on the success of Rafael Pharmaceuticals and the future success of its lead product candidate devimistat (CPI-613® (devimistat)). Clinical trials of the product candidate may not be successful. If Rafael Pharmaceuticals is unable to commercialize its product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant amount of capital into Rafael Pharmaceuticals. Their ability to generate product revenue will depend heavily on the successful development and eventual commercialization of their product candidates.

The success of devimistat (CPI-613® (devimistat)) will depend on many factors, including the following:

●	successful enrollment in, and completion of, clinical trials;

●	safety, tolerability and efficacy profiles that are satisfactory to the FDA, the EMA or any comparable foreign regulatory authority for marketing approval;

●	timely receipt of marketing approvals from applicable regulatory authorities;

●	establishing both clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;

●	the performance of any collaborators;

●	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for their medicines;

●	launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;

●	acceptance of the medicines, if and when approved, by patients, the medical community and third-party payors;

●	effectively competing with other therapies;

●	continuing acceptable safety profile for the medicines following approval;

●	enforcing and defending intellectual property rights and claims; and

●	achieving desirable medicinal properties for the intended indications.

Many of these factors are beyond our or their control, including clinical development, the regulatory submission process, potential threats to their intellectual property rights and the manufacturing, marketing and sales efforts of any collaborator. If they or any collaborators do not achieve one or more of these factors in a timely manner or at all, they or such collaborators could experience significant delays or an inability to successfully commercialize devimistat (CPI-613® (devimistat)) as the most advanced product candidate, which would materially harm our business.

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

The Pharmaceutical Investment Companies have never obtained marketing approval for a product candidate. It is possible that the FDA or foreign regulatory authorities may refuse to accept for substantive review, any NDAs that the Pharmaceutical Investment Companies submit or may conclude after review of the Pharmaceutical Investment Companies’ data that the relevant application is insufficient to obtain marketing approval of the relevant product candidates. If the FDA, or foreign regulatory authorities, does not accept or approve the Pharmaceutical Investment Companies’ NDAs for any of their product candidates, those authorities may require that the Pharmaceutical Investment Companies conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before they will reconsider the applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that the Pharmaceutical Investment Companies submit may be delayed by several years or may require them to expend more resources than they have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve the Pharmaceutical Investment Companies’ NDAs. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent commercialization of the Pharmaceutical Investment Companies’ product candidates, generating revenue and achieving and sustaining profitability. If any of these outcomes occur, the Pharmaceutical Investment Companies may be forced to abandon their development efforts, which could significantly harm the Pharmaceutical Investment Companies’ business and the value of our investments.

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

The Pharmaceutical Investment Companies and their collaborators face an inherent risk of product liability exposure related to the testing of the Pharmaceutical Investment Companies’ product candidates in human clinical trials and will face an even greater risk if the Pharmaceutical Investment Companies or they commercially sell any medicines that the Pharmaceutical Investment Companies or they may develop. If the Pharmaceutical Investment Companies or their collaborators cannot successfully defend themselves against claims that the Pharmaceutical Investment Companies’ product candidates or medicines caused injuries, the Pharmaceutical Investment Companies could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Even if the Pharmaceutical Investment Companies complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent them from obtaining approvals for the commercialization of some or all of their product candidates. If the Pharmaceutical Investment Companies or their collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, they will not be able to commercialize, or will be delayed in commercializing, their product candidates, and their ability to generate revenue will be materially impaired.

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

Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the PPACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the PPACA. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services. Due to these efforts, there is significant uncertainty regarding the future of the PPACA.

Policy changes, including potential modification or repeal of all or parts of the PPACA or the implementation of new health care legislation could result in significant changes to the health care system, which may prevent The Pharmaceutical Investment Companies from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.

Further, there has been heightened governmental scrutiny of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

We expect that healthcare reform measures that may be adopted in the future, could have a material adverse effect on the Pharmaceutical Investment Companies industry generally and on our ability to maintain or increase sales of any of our product candidates that they successfully commercialize.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Risk Related to Business Generally

The reporting requirements associated with our being a public company subjects us to significant expenses.

We are a public reporting company and are required to file with the Securities and Exchange Commission reports required by the Exchange Act of 1934. Specifically, among other requirements, we need to file quarterly reports on Form 10-Q, annual reports on Form 10-K and under some circumstances, current reports on Form 8-K, in accordance with strict timelines. We are also required to file annual proxy materials. In addition, as part of those filings, we are required to provide annual audited financial statements. Compliance with such requirements significantly increased our legal and accounting costs and demand significant attention from management. The resources and time required to comply with rules applicable to public companies divert financial and human resources from focusing on our business, and we can provide no assurance that the benefits of our being public outweigh the disadvantages and costs associated with compliance. We currently approximate our total costs to be $2,000,000 a year as a result of being a public reporting company.

We are controlled by our principal stockholder, which limits the ability of other stockholders to affect the management of the Company.

Howard S. Jonas our Chairman of our Board of Directors and our Chief Executive Officer controls a majority of the voting power of our capital stock. As of September 23, 2019, Mr. Jonas has voting power over 787,163 shares of our Class A common stock (which are convertible into shares of our Class B common stock on a 1-for-1 basis) and 4,443,857 shares of our Class B common stock, representing approximately 72.7% of the combined voting power of our outstanding capital stock. Mr. Jonas will be able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

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

Investors may suffer dilution.

We may engage in equity financing to fund our future operations and growth or issue equity securities in commercial or other transactions.  If we raise additional funds by issuing equity securities, or issue equity securities for other purposes, stockholders may experience significant dilution of their ownership interest (both with respect to the percentage of total securities held, and with respect to the book value of their securities) and such securities may have rights senior to those of the holders of our common stock.

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

Furthermore, one additional member of our executive management team serves as an officer of IDT.

We exercised our option for the “controlled company” exemption under NYSE American rules with respect to our Nominating Committee.

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

We may need to raise additional capital for operations and in order for stockholders to realize increased value on our securities. Given the current global economy and other factors, if we need to raise additional capital there can be no assurance that we will be able to obtain the necessary funding on commercially reasonable terms in a timely fashion. Failure to receive the funding could have a material adverse effect on our business, prospects, and financial condition.

Our limited operating history makes it difficult to evaluate our business and prospects and may increase your investment risk.

We hold a Warrant to purchase a significant stake in Rafael Pharmaceuticals, as well as other equity and governance rights in Rafael Pharmaceuticals, which we can’t exercise, in full, at this time and may never be able to exercise.

We currently own 51% of the issued and outstanding equity in Rafael Pharmaceuticals. Approximately 16% of the issued and outstanding equity is owned by our subsidiary CS Pharma and the remaining 35% is held by our subsidiary IDT Rafael Holdings. Our subsidiary IDT Rafael Holdings holds a non-dilutive option to increase our total ownership to 56%. Based on the current shares issued and outstanding of Rafael Pharmaceuticals as of October 2, 2019, we, and our affiliates, would need to pay approximately $15 million to exercise the Warrant in full. On an as-converted fully diluted basis (for all convertible securities of Rafael Pharmaceuticals currently outstanding), we, and our affiliates would need to pay approximately $45 million to exercise the Warrant to keep our ownership at 51%. On an as-converted fully diluted basis (for all convertible securities of Rafael Pharmaceuticals outstanding), we, and our affiliates would need to pay approximately $70 million to exercise the Warrant in full. Howard Jonas holds 10% of the interest in IDT Rafael Holdings and would need to contribute 10% of any cash necessary to exercise any portion of the Warrant. Following any exercise, a portion of our interest in Rafael Pharmaceuticals would continue to be held for the benefit of the other equity holders in IDT-Rafael Holdings and CS Pharma. Given the Company’s anticipated available cash, we would not be able to exercise the Warrant in its entirety and we may never be able to exercise the Warrant in full. Rafael Pharmaceuticals may also issue additional equity interests, such as stock options, which will require us to pay additional cash to maintain our ownership percentage or exercise the Warrant in full.

Howard Jonas has the contractual right to receive “Bonus Shares” for an additional 10% of the fully diluted capital stock of Rafael Pharmaceuticals at the time of issuance which is contingent upon achieving certain milestones. If any of the milestones are met and the Bonus Shares are issued, we will need additional cash to maintain our ownership percentage or exercise the Warrant in full.

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

Comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.

Risks Related to Our Financial Condition

We will hold significant cash, cash equivalents, and investments that are subject to various market risks.

A of July 31, 2019, we held approximately $12 million in cash and cash equivalents, approximately $730,000 in third-party and related party receivables, approximately $5.1 million in interests in hedge funds and approximately $2.0 million in securities in another entity that are not liquid. Investments in hedge funds carry a degree of risk, as there can be no assurance that we will be able to redeem any hedge fund investments at any time or that our investment managers will be able to accurately predict the course of price movements of securities and other instruments and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. Our passive interests in other entities are not currently liquid and we cannot assure that they we will be able to liquidate them when we desire, or ever. As a result of these different market risks, our holdings of cash, cash equivalents, and investments could be materially and adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in 520 Broad Street, Newark, New Jersey.

LipoMedix has a Research and Services agreement with Shaare Zedek Scientific Ltd. by which laboratory space at Shaare Zedek Medical Center is used for R&D activities. This agreement is conditioned to grant support for the Shaare Zedek Oncology department either directly from LipoMedix or indirectly through the Israel Innovation Authority Fund (Israel Chief Scientist Office). This arrangement has been in place since 2012, and the grant support is negotiable and renewed on an annual basis. However, there can be no guarantees that Shaare Zedek will continue this agreement in the future.

LipoMedix leases an Administrative Office in Giv’at Ram Hi-Tech Park from the Hebrew University. Rent is $3,600, annually, and the lease agreement runs through 2021.

See Item 1—“Real Estate” for a discussion of properties held by the Company for investment purposes and Item 8—“Financial Statements and Supplemental Data,” for a detailed listing of such facilities.

Item 3. Legal Proceedings.

On August 21, 2018, the Company entered into a settlement agreement with a building service provider in order to avoid the risks, delays and expenses inherent in and resulting from litigation. The Company was fully indemnified by IDT for the entire $100,000 settlement.

On September 17, 2018, LipoMedix was notified of a claim initiated by one of its founders seeking payment of consulting fees in the amount of approximately $377,000 and seeking to place restrictions on LipoMedix’ bank accounts and other assets to protect his claim. LipoMedix did not believe that the individual had the right to receive any payment at the current time. LipoMedix responded to the demand for the placement of restrictions on its assets. In May 2019, LipoMedix received a letter from the other founder requesting payment of his consulting fees. On July 15, 2019, the parties settled the matters and the two founders will be paid a percentage of future investments and certain other proceeds.

On July 12, 2019, the Company received a Citation and Notification of Penalty from the Occupational Safety and Health Administration of the U.S. Department of Labor or OSHA, related to an OSHA inspection of 520 Broad Street, Newark, NJ. The citation seeks to impose penalties related to alleged violations of the Occupation Safety and Health Act of 1970 at 520 Broad Street. On July 31, 2019, the Company filed a Notice of Contest with OSHA contesting the citation in its entirety.

For the matters disclosed above a general legal accrual for approximately $250,000 has been made for legal fees and losses believed to be both probable and reasonably estimable, but an exposure to loss may exist in excess of the amount accrued.

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

On October 2, 2019, there were 299 holders of record of our Class B common stock and one holder of record of our Class A common stock. All shares of Class A common stock are beneficially owned by Howard Jonas. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 2, 2019, the last sales price reported on the NYSE American for the Class B common stock was $20.49 per share.

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

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2019, and which is incorporated by reference herein.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Repurchases of Equity Securities

None

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

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

Overview

Rafael Holdings, Inc., (“Rafael Holdings” or the “Company”), a Delaware corporation, owns interests in commercial real estate assets and clinical stage pharmaceutical companies. The assets are operated as two separate lines of business. The commercial real estate holdings consist of the building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and certain affiliated entities, and an associated 800-car public garage, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel. The pharmaceutical holdings include preferred equity interests and a warrant to purchase additional equity interests in Rafael Pharmaceuticals, Inc., or Rafael Pharmaceuticals, which is a clinical stage, oncology-focused, pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in LipoMedix Pharmaceuticals Ltd., or LipoMedix, a clinical stage oncological pharmaceutical company based in Israel.

Results of Operations

Our business consists of two reportable segments - Real Estate and Pharmaceuticals. We evaluate the performance of our Real Estate segment based primarily on income (loss) from operations and our Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials. Accordingly, the income and expense line items below loss income from operations are only included in the discussion of consolidated and combined results of operations.

Real Estate Segment

Revenues. Rental and Parking revenues increased by approximately $80,000 in the year ended July 31, 2019, compared to the prior fiscal year, primarily due to additional third-party tenants in 520 Broad Street having started rental payments after the start of fiscal 2019.

Selling, general and administrative expenses.  Selling, general and administrative expenses consists mainly of payroll, benefits, facilities, consulting and professional fees. The increase in selling, general and administrative expenses in the year ended July 31, 2019 compared to the year ended July 31, 2018 is primarily due to increased costs related to complying with public company requirements and costs of building maintenance and repairs.

Depreciation and amortization expenses. Depreciation and amortization expenses in the year ended July 31, 2019 were consistent with the expenses in the year ended July 31, 2018.

Our consolidated and combined income and expense for our Real Estate segment were as follows:

	Year Ended July 31,		Change
	2019	2018	$	%
Rental – Third Party	$1,452	$1,275	$177	13.9%
Rental – Related Party	2,125	2,223	(98)	(4.4)
Parking	874	873	1	0.1
Other – Related Party	480	—	480	100
Selling, general and administrative	8,236	5,455	2,781	51
Depreciation and amortization	1,778	1,694	84	5
Loss from operations	$5,083	$2,778	$2,305	83%

Pharmaceuticals Segment

To date, the Pharmaceuticals segment has not generated any revenues. The entirety of the expenses in the Pharmaceuticals segment relate to the activities of LipoMedix. For the year ended July 31, 2019, we held a 50.6% interest in LipoMedix and consolidated our majority interest in LipoMedix for the year. For the year ended July 31, 2018, expenses are our proportionate share of LipoMedix, in which we held a 38.9% interest before increasing to a majority stake during November 2017.

Our consolidated and combined income and expense for our Pharmaceuticals segment were as follows:

	Year Ended July 31,		Change
	2019	2018	$	%
Selling, general and administrative	$585	$64	$521	814.1%
Research and development	1,027	995	32	3.2
Depreciation and amortization	1	2	(1)	(50)
Loss from operations	$1,613	$1,061	$552	(52)%

Consolidated and combined operations

Our consolidated and combined income and expense line items below income from operations were as follows:

	Year Ended July 31,
	2019	2018	Diff $	Diff %
Loss from operations	$(6,696)	$(3,841)	$(2,855)	74%
Interest income, net	469	16	453	2832%
Net gains resulting from foreign exchange transactions	47	32	15	46%
Net loss on equity investments	—	(104)	104	(100)%
Gain on sales of marketable securities	330	12	318	2654%
Unrealized gain on Investments – Hedge Funds	907	—	907	100%
Gain on disposal of bonus shares	—	246	(246)	(100)%
Loss before income taxes	(4,943)	(3,639)	(1,304)	36%
Benefit from (provision for) income taxes	19	(8,437)	8,456	(100)%
Net loss	(4,924)	(12,076)	7,152	(59)%
Net loss attributable to noncontrolling interests	(231)	(427)	196	(46)%
Net loss attributable to Rafael Holdings, Inc.	$(4,693)	$(11,649)	$6,956	(60)%

Interest income, net. Interest income, net, increased in the year ended July 31, 2019 due to interest on the approximately $50.0 million of cash and marketable securities contributed by IDT as of the Spin-Off on March 26, 2018 and interest on the Rafael Pharmaceuticals Series D Convertible Note, which were offset by interest expense on the related party convertible debt.

Net gains resulting from foreign exchange transactions.  Net gains resulting from foreign exchange transactions are comprised entirely from changes in movements in New Israeli Shekels relative to the U.S. Dollar.

Net loss on equity investment.  Net loss on equity investment for the year ended July 31, 2018 relates entirely to our proportionate share of the net loss recorded by LipoMedix, in which we held a 38.9% interest before increasing to a majority stake during November 2017. For the year ended July 31, 2019, we held a 50.6% interest in LipoMedix and consolidated our majority interest in LipoMedix.

Gain on sale of marketable securities and unrealized gain on investments. The Company implemented ASU 2016-01 effective August 1, 2018 and no longer recognizes unrealized gains and losses in other comprehensive income. Realized and unrealized gains and losses are now included in net loss. For the year ended July 31, 2019, the Company recorded a gain of approximately $330,000 on the sale of marketable securities net of unrealized losses recorded in the first quarter of fiscal 2019. The Company also recorded an unrealized gain of approximately $907,000 for the year ended July 31, 2019. ASU 2016-01 was not implemented for the comparable quarter in fiscal 2018.

Provision for income taxes. During the year ended July 31, 2019, we recorded a valuation allowance of $8.1 million for the entirety of the Company’s domestic deferred tax asset during the first quarter of fiscal 2018. We reserved for the entirety of the Company’s domestic deferred tax asset.

Net Loss Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in the year ended July 31, 2019 compared to fiscal 2018 was due to the net loss attributable to the noncontrolling interests in LipoMedix in the year ended July 31, 2019, offset by the interest on the Rafael Pharmaceuticals Series D Convertible Note attributable to the noncontrolling interests in CS Pharma and IDT-Rafael Holdings.

Liquidity and Capital Resources

General

In connection with the Spin-Off, IDT transferred assets to Rafael Pharmaceuticals such that, at the time of the Spin-Off, we had approximately $42.7 million in cash and cash equivalents and liquid marketable securities and approximately $3.9 million in interests in hedge funds.

As of July 31, 2019, we had cash and cash equivalents of $12.0 million. We expect our cash from operations in the next 12 months and the balance of cash and cash equivalents and liquid marketable securities that we held as of July 31, 2019 to be sufficient to meet our currently anticipated working capital, research and development, and capital expenditure requirements during the next 12 months from the issuance of these consolidated and combined financial statements.

	July 31,
	2019	2018
Cash flows (used in) provided by
Operating activities	$(3,132)	$(1,815)
Investing activities	(31,238)	4,109
Financing activities	30,889	1,750
Effect of exchange rates on cash and cash equivalents	(298)	3
(Decrease) increase in cash and cash equivalents	$(3,779)	$4,047

Operating Activities

Our cash flows from operations varies from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically payments of trade accounts payable. The increase in cash flows used in operating activities in the year ended July 31, 2019 as compared to the year ended July 31, 2018, related to increased accounts receivable related to tenants in 520 Broad Street, an increase in prepaid expenses due to timing of real estate taxes and insurance payments and payoff of charges due to related parties.

Investing Activities

Cash used in investing activities for the year ended July 31, 2019 related to the exercise of a portion of the Warrant to purchase a 51% equity interest in Rafael Pharmaceuticals for approximately $55.9 million offset, by the net proceeds from the sale of marketable securities of approximately $25.0 million.

Financing Activities

Cash provided by financing activities for the year ended July 31, 2019 related to approximately $4.6 million received from the minority holder of interests in a consolidated entity, $15.0 million convertible note received from Howard Jonas, $7.8 million received from the sale of Class B common shares to Howard Jonas, and repayment of the $3.3 million loan to Rafael Pharmaceuticals.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition, allowance for doubtful accounts, income taxes and valuation of investments and long-lived assets. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated and Combined Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

FOREIGN CURRENCY RISK

Revenue from tenants located in Israel represented 3% and 6% of our consolidated and combined revenues in the fiscal year ended July 31, 2019 and 2018, respectively. The entirety of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

INVESTMENT RISK

In addition to, but separate from our primary business, we will hold a portion of our assets in hedge funds and a passive investment in another entity. Investments in hedge funds carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Our passive interests in other entities are not currently liquid and we cannot assure that they we will be able to liquidate them when we desire, or ever. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated and Combined Financial Statements of the Company and the reports of the independent registered public accounting firms thereon starting on page F-1 are included herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the  Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of July 31, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under management’s supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2019 utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of July 31, 2019 is effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Executive Officers

Howard S. Jonas—Chairman of the Board and Chief Executive Officer

David Polinsky—Chief Financial Officer

Menachem Ash—President and General Counsel

Directors

Howard S. Jonas—Chairman of the Board

Stephen Greenberg

Dr. Boris C. Pasche

Dr. Michael J. Weiss

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2019, and which is incorporated by reference herein.

Corporate Governance

We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Chief Financial Officer certifying the quality of our public disclosure.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2019, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2019, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2019, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2019, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Reports of Independent Registered Public Accounting Firms on Consolidated and Combined Financial Statements.

Consolidated and Combined Financial Statements covered by Reports of Independent Registered Public Accounting Firms.

2.	Financial Statement Schedule.

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

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

▪	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

▪	may apply standards of materiality that differ from those of a reasonable investor; and

▪	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

(b)	Exhibits.

Exhibit Number	Description of Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of Rafael Holdings, Inc.

3.2(2)	Amended and Restated By-Laws of Rafael Holdings, Inc.

10.1(1)	2018 Equity Incentive Plan

21.01*	Subsidiaries of the Registrant

23.01*	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm

23.02*	Consent of Zwick & Banyai, PLLC, Independent Registered Public Accounting Firm

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed March 26, 2018.

(2)	Incorporated by reference to Form 8-K, filed September 26, 2019.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RAFAEL HOLDINGS, INC.

By:	/s/ Howard S. Jonas
Howard S. Jonas Chairman of the Board of Directors and Chief Executive Officer

Date: October 3, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas	Chairman of the Board and Chief Executive Officer	October 3, 2019
Howard S. Jonas	(Principal Executive Officer)

/s/ David Polinsky	Chief Financial Officer	October 3, 2019
David Polinsky	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen Greenberg	Director	October 3, 2019
Stephen Greenberg

/s/ Boris C. Pasche	Director	October 3, 2019
Dr. Boris C. Pasche

/s/ Michael J. Weiss	Director	October 3, 2019
Dr. Michael J. Weiss

Rafael Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rafael Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Rafael Holdings, Inc. (the “Company”) as of July 31, 2019, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2019.

Roseland, New Jersey

October 3, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rafael Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rafael Holdings, Inc. ("Rafael Holdings" or the "Company") as of July 31, 2018, and the related consolidated and combined statement of operations, comprehensive loss, stockholders’ and members' equity, and cash flows for the year ended July 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018, and the results of its operations and its cash flows for year ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Southfield, MI
October 15, 2018

RAFAEL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,024	$15,803
Trade accounts receivable, net of allowance for doubtful accounts of $122 and $82 at July 31, 2019 and 2018, respectively	450	287
Marketable securities	—	24,701
Due from Rafael Pharmaceuticals	280	3,300
Prepaid expenses and other current assets	507	421
Total current assets	13,261	44,512

Property and equipment, net	48,733	50,113
Investments – Rafael Pharmaceuticals	70,018	13,300
Investments – Other Pharmaceuticals	2,000	2,000
Investments – Hedge Funds	5,125	4,218
Deferred income tax assets, net	19	—
In-process research and development and patents	1,575	1,651
Other assets	1,412	1,126

TOTAL ASSETS	$142,143	$116,920

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable	$795	$367
Accrued expenses	605	500
Other current liabilities	27	24
Total current liabilities	1,427	891

Due to Related Parties	65	276
Convertible debt, net of discount of $54 – Related Party	14,946	—
Other liabilities	292	188
Accrued interest on convertible note – Related Party	649	—
TOTAL LIABILITIES	17,379	1,355

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 50,000,000 shares authorized, 787,163 shares issued and outstanding as of July 31, 2019 and 2018, respectively	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 13,142,502 and 11,762,346 shares issued and outstanding as of July 31, 2019 and 2018, respectively	131	118
Additional paid-in capital	112,898	103,636
Accumulated deficit	(5,840)	(1,108)
Accumulated other comprehensive income	3,784	4,043
Total equity attributable to Rafael Holdings, Inc.	110,981	106,697
Noncontrolling interests	13,783	8,868
TOTAL EQUITY	124,764	115,565

TOTAL LIABILITIES AND EQUITY	$142,143	$116,920

See accompanying notes to consolidated and combined financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share data)

	Year Ended July 31,
	2019	2018
REVENUES:
Rental – Third Party	$1,452	$1,275
Rental – Related Party	2,125	2,223
Parking	874	873
Other – Related Party	480	—
Total Revenue	4,931	4,371

COSTS AND EXPENSES:
Selling, general and administrative	8,821	5,519
Research and development	1,027	995
Depreciation and amortization	1,779	1,698
Loss from operations	(6,696)	(3,841)

Interest income, net	469	16
Net gains resulting from foreign exchange transactions	47	32
Net loss on equity investments	—	(104)
Gain on sales of marketable securities	330	12
Unrealized gain on Investments – Hedge Funds	907	—
Gain on disposal of bonus shares	—	246
Loss before income taxes	(4,943)	(3,639)
Benefit from (provision for) income taxes	19	(8,437)
Net Loss	(4,924)	(12,076)
Net loss attributable to noncontrolling interests	(231)	(427)
Net loss attributable to Rafael Holdings, Inc.	$(4,693)	$(11,649)

OTHER COMPREHENSIVE LOSS
Net Loss	$(4,924)	$(12,076)
Unrealized loss on marketable securities	—	(308)
Unrealized gain on available-for-sale securities	—	1,869
Foreign currency translation adjustments	298	166
Total Comprehensive Loss	(4,626)	(10,349)
Comprehensive income (loss) attributable to noncontrolling interests	173	(107)
Total Comprehensive Loss attributable to Rafael Holdings, Inc.	$(4,453)	$(10,456)

Loss per share attributable to Rafael Holdings, Inc. common stockholders:
Basic and diluted	$(0.35)	$(0.93)

Weighted average number of shares used in calculation of loss per share:
Basic and diluted	13,275,239	12,485,000

RAFAEL HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY FOR THE YEARS ENDED JULY 31, 2019 AND 2018

 (in thousands, except share data)

	Year Ended July 31, 2019
	Common Stock, Series A		Common Stock, Series B		Additional Paid - in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
BALANCE AT AUGUST 1, 2018	787,163	$8	11,762,346	$118	$103,636	$(1,108)	$4,043	$9,427	$116,124
Net loss for the year ended July 31, 2019	—	—	—	—	—	(4,693)	—	(231)	(4,924)
Adoption effect of ASU 2016-01	—	—	—	—	—	(39)	39	—	—
Stock-based compensation	—	—	74,637	1	264	—	—	—	265
Stock options exercised	—	—	38,710	—	190	—	—	—	190
Sale of Class B Common Shares	—	—	1,254,200	12	8,630	—	—	—	8,642
Stock-based compensation to Board of Directors	—	—	12,609	—	107	—	—	—	107
Debt discount on convertible debt	—	—	—	—	71	—	—	—	71
Capital contribution for noncontrolling interest	—	—	—	—	—	—	—	4,587	4,587
Foreign currency translation adjustment	—	—	—	—	—	—	(298)	—	(298)
BALANCE AT JULY 31, 2019	787,163	$8	13,142,502	$131	$112,898	$(5,840)	$3,784	$13,783	$124,764

	Year Ended July 31, 2018
	Common Stock, Series A		Common Stock, Series B		Group	Additional Paid - in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Equity	Capital	Deficit	income	interests	Equity
BALANCE AT JULY 31, 2017	—	$—	—	$—	$50,427	$—	$—	$2,316	$9,335	$62,078
Net loss for the year ended July 31, 2018	—	—	—	—	(10,541)	—	(1,108)	—	(427)	(12,076)
Stock-based compensation	—	—	7,511	—	—	51	—	—	—	51
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(40)	(40)
Non-cash compensation related to the distribution of bonus shares	—	—	—	—	—	—	—	1,561	—	1,561
Incorporation of Company, capital contribution from IDT and share distribution on Spin-Off	787,163	8	11,754,835	118	(39,886)	103,485	—	—	—	63,725
Indemnification from IDT for settled lawsuit	—	—	—	—	—	100	—	—	—	100
Foreign currency translation adjustment	—	—	—	—	—	—	—	166	—	166

BALANCE AT JULY 31, 2018	787,163	$8	11,762,346	$118	—	$103,636	$(1,108)	$4,043	$8,868	$115,565

RAFAEL HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Year Ended July 31,
	2019	2018
Operating activities
Net loss	$(4,924)	$(12,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,779	1,698
Deferred income taxes	(19)	8,859
Interest income on Rafael Pharmaceuticals Series D Convertible Note	(848)	—
Interest income	(37)	—
Net realized and unrealized gain on sale of marketable securities	(330)	—
Net realized and unrealized gain on Investments - Hedge Funds	(907)	—
Provision for doubtful accounts	122	—
Non-cash compensation	372	104
Amortization of debt discount	17	657
Realized gain on disposal of bonus shares	—	(246)
Loss on disposal of fixed assets	—	13
Net gain resulting from foreign exchange transactions	—	(32)

Change in assets and liabilities:
Trade accounts receivable	(285)	(23)
Other current assets and prepaid expenses	(86)	(258)
Write off of patents	76	—
Other assets	275	(586)
Accounts payable and accrued expenses	533	(35)
Other current liabilities	3	(10)
Due to Related Party	654	2
Due from Related Party	(280)	—
Accrued Interest - Related Party	649	—
Other liabilities	104	118
Net cash used in operating activities	(3,132)	(1,815)

Investing activities
Purchases of property and equipment	(399)	(710)
Proceeds from sale and maturity of marketable securities	25,031	6,670
Purchase of investments	—	(151)
Cash advances to IDT Corporation, net of repayments	—	(1,700)
Investment in Rafael Pharmaceuticals	(55,870)	—
Net cash (used in) provided by investing activities	(31,238)	4,109

Financing activities
Contribution from noncontrolling interest of consolidated entity	4,587	—
Repayment of loan by Rafael Pharmaceuticals, including interest	3,335	—
Proceeds from sale of shares	7,777	—
Proceeds from exercise of options	190	864
Cash advances from IDT Corporation, net of repayments	—	886
Proceeds from issuance of convertible note	15,000	—
Net cash provided by financing activities	30,889	1,750
Effect of exchange rate changes on cash and cash equivalents	(298)	3
Net (decrease) increase in cash and cash equivalents	(3,779)	4,047
Cash and cash equivalents at beginning of year	15,803	11,756
Cash and cash equivalents at end of year	$12,024	$15,803

Supplemental Schedule of Non-Cash Investing and Financing Activities
Adoption effect of ASU 2016-01	$39	$—
Beneficial conversion feature of convertible debt – related party	$71	$—
Series D Convertible Note and accrued interest converted to Series D Preferred Stock	$10,848	$—
Related Party deposit utilized to purchase Class B Common Stock	$864	$—
Cash payments made for taxes	$—	$—
Cash payments made for interest	$—	$—

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Rafael Holdings, Inc. (“Rafael Holdings” or the “Company”), a Delaware corporation, owns interests in commercial real estate assets and clinical-stage pharmaceutical companies. The assets are operated as two separate lines of business. The commercial real estate holdings consist of the building at 520 Broad Street in Newark, New Jersey that houses headquarters for the Company and certain affiliated entities, and an associated 800-car public garage, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel. The pharmaceutical holdings include preferred equity interests and a warrant to purchase additional equity interests in Rafael Pharmaceuticals, Inc., or Rafael Pharmaceuticals, which is a clinical-stage, oncology-focused, pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in LipoMedix Pharmaceuticals Ltd., or LipoMedix, a clinical-stage oncological pharmaceutical company based in Israel.

On March 26, 2018, IDT Corporation, or IDT, the former parent corporation of the Company, completed a tax-free spinoff (the “Spin-Off”) of the Company’s capital stock, through a pro rata distribution of common stock to its stockholders of record as of the close of business on March 13, 2018.

Basis of Presentation

The “Company” in these financial statements refers to Rafael Holdings on a consolidated basis from the date of the Spin-Off and on a combined basis from the date prior to the Spin-Off as if Rafael Holdings existed and owned the above interests in all periods presented.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal year 2019 refers to the fiscal year ended July 31, 2019).

The preparation of our consolidated and combined financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

All majority-owned subsidiaries are consolidated and combined with all intercompany transactions and balances being eliminated in consolidation or combination. The entities included in these financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Rafael Holdings, Inc.	Unites States – Delaware	100%
Broad Atlantic Associates, LLC	Unites States – Delaware	100%
IDT 225 Old NB Road, LLC	Unites States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
IDT Capital, Inc.	Unites States – Delaware	100%
IDT-Rafael Holdings, LLC	Unites States – Delaware	90%
CS Pharma Holdings, LLC	Unites States – Delaware	45%*
LipoMedix Pharmaceuticals Ltd.	Israel	50.6%

*	50% of CS Pharma Holdings, LLC is owned by IDT-Rafael Holdings, LLC. We have a 90% ownership in IDT-Rafael Holdings, LLC and, therefore, an effective 45% interest in CS Pharma Holdings, LLC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

Certain line items in prior period financial statements have been reclassified to conform to currently reported presentations.

The Company’s Spin-Off

The Company was formerly a subsidiary of IDT. On March 26, 2018, IDT spun-off the Company to IDT’s stockholders and the Company became an independent public company through a pro rata distribution of the Company’s common stock held by IDT to IDT’s stockholders. As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of the Company’s Class A common stock for every two shares of IDT’s Class A common stock held of record on March 13, 2018 (the “Record Date”), and (ii) one share of the Company’s Class B common stock for every two shares of IDT’s Class B common stock held of record on the Record Date. On March 26, 2018, 787,163 shares of the Company’s Class A common stock and 11,754,835 shares of the Company’s Class B common stock were issued and outstanding, which includes 114,945 restricted stock units issued to employees and consultants in connection with the Spin-Off.

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

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited. For the year ended July 31, 2019, related parties and one other customer represented 53%, and 10% of the Company’s revenue, respectively, and as of July 31, 2019, five customers represented 38%, 17%, 16%, 12%, and 7% of the Company’s accounts receivable balance, respectively. For the year ended July 31, 2018, related parties and one other customer represented 51%, and 10% of the Company’s revenue, respectively, and as of July 31, 2018, five customers represented 28%, 16%, 12%, 12%, and 12% of the Company’s accounts receivable balance, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written-off upon final determination that the trade accounts will not be collected. The computation of this allowance is based on the tenants’ or parking customers’ payment histories and current credit statuses, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, inclusive of related parties, which represented 53% and 51% of the Company’s total revenue for the years ended July 31, 2019 and 2018, respectively. The Company recorded bad debt expense of approximately $40,000 and $0 for the years ended July 31, 2019 and 2018, respectively.

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated and combined financial statements include the Company’s controlled affiliates. In addition, Rafael Pharmaceuticals (see Note 2) is a variable interest entity; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Rafael Pharmaceuticals that most significantly impact Rafael Pharmaceuticals’ economic performance. All significant intercompany accounts and transactions between the consolidated and combined affiliates are eliminated.

Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Cost method investments are presented as “Investments - Rafael Pharmaceuticals” and “Investments – Other Pharmaceuticals” in the accompanying consolidated balance sheets. The Company no longer has investments accounted for under the equity method since the consolidation of LipoMedix in November 2017. The Company periodically evaluates its investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other Expenses, net” in the accompanying consolidated and combined statements of operations, and a new basis in the investment is established.

Long-Lived Assets

Equipment, buildings, leasehold improvements, and furniture and fixtures are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range as follows:

Classification	Years
Building and improvements	40
Tenant improvements	7-15
Other (primarily equipment and furniture and fixtures)	5

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

Properties

The Company owns commercial real estate located at 520 Broad Street, Newark, New Jersey, and a related 800-car public parking garage across the street, as well as a building located at 225 Old New Brunswick Road in Piscataway, New Jersey. Additionally, the Company owns a portion of the 6th floor of a building located at 5 Shlomo Halevi Street, Har Hotzvim, in Jerusalem, Israel.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) or ASU 2014-09. The objective of the ASU is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the ASU, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. The five-step analysis consists of the following: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC. The Company adopted ASU 2014-09 effective August 1, 2018 using the modified retrospective approach. The Company reviewed all contracts that were not completed as of August 1, 2018 and the adoption did not have a material impact on the Company’s consolidated and combined financial statements.

The Company disaggregates its revenue by source within its consolidated and combined statements of operations. As an owner and operator of real estate, the Company derives the majority of its revenue from leasing space to tenants at its properties. As a result, the majority of the Company’s revenue is accounted for pursuant to ASC 840 Leases or ASC 840 and is reflected within Rental Revenue in the consolidated and combined statements of operations. In addition, the Company earns revenue from recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes, utilities, and other recoverable costs. Revenue from recoveries from tenants is recognized under the guidance ASC 840 until the adoption of ASC 842 Leases at which time it may fall within the guidance under ASC 606.

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

The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

The Company classifies interest and penalties on income taxes as a component of income tax expense, if any.

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

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Functional Currency

The U.S. Dollar is the functional currency of our entities operating in the United States. The functional currency for our subsidiary operating outside of the United States is the New Israeli Shekel, the currency of the primary economic environment in which the subsidiary primarily expends cash. The Company translates that subsidiary’s financial statements into U.S. Dollars. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date, and translate accounts from the statements of comprehensive loss using the weighted average exchange rate for the period. The Company reports gains and losses from currency exchange rate changes related to intercompany receivables and payables, currently in non-operating expenses.

Research and Development Costs

Costs for research and development are charged to expense as incurred. Research and development costs in the relevant periods were incurred solely by LipoMedix.

Repairs and Maintenance

The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation using the provisions of ASC 718, Accounting for Stock Compensation, which requires the recognition of the fair value of stock-based compensation. Furthermore, the Company adopted ASU 2016-09 which simplified several aspects of the accounting for stock-based compensation, including income tax effects, forfeitures, statutory withholding requirements and cash flow statement classifications. Stock-based compensation is estimated at the grant date based on the fair value of the awards. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASU 2016-09 allows companies to elect an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures when they occur. The Company has elected to account for the forfeitures when they occur. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in selling, general and administrative expense.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of reviewing all contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance and whether there will be any impact of the pending adoption of the new standard on its financial statements. The Company intends to adopt the standard on August 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and will be applied as a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated and combined financial statements and intends to adopt the standard on August 1, 2020.

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash or ASU 2016-18. The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. The amendments in this ASU are required to be applied retrospectively to all periods presented. The Company adopted this guidance retrospectively on August 1, 2018 with no material impact on the Company’s financial position, results of operations or cash flows. On a prospective basis, ASU 2016-18 will only impact the Company’s financial position and cash flows to the extent it has restricted cash.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which required us to prospectively record changes in the fair value of our equity investments, except for those accounted for under the equity method, in net income instead of in accumulated other comprehensive income. The Company implemented ASU 2016-01 in the first quarter of fiscal 2019 effective August 1, 2018. A cumulative-effect adjustment was recorded as of August 1, 2018 to reclassify approximately $39,000 of unrealized loss on equity securities from accumulated other comprehensive loss to retained earnings resulting in prior-periods no longer being comparable.

	Accumulated Other Comprehensive Income	Accumulated Deficit
	(in thousands)
Balances as of July 31, 2018	$4,043	$(1,108)
Impact from adoption of ASU 2016-01	39	(39)
Balances as of August 1, 2018	$4,082	$(1,147)

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company included a reconciliation of the changes in equity in its Form 10-Q for the quarter ended April 30, 2019.

NOTE 2 – INVESTMENT IN RAFAEL PHARMACEUTICALS

Rafael Pharmaceuticals is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells.

The Company owns interests/rights in Rafael Pharmaceutical through a 90%-owned non-operating subsidiary, IDT-Rafael Holdings, LLC, or IDT-Rafael Holdings.

IDT-Rafael Holdings also owns 50% of CS Pharma Holdings, LLC (“CS Pharma”), a non-operating entity. Accordingly, the Company holds an effective 45% indirect interest in the assets held by CS Pharma.

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

CS Pharma holds 16.7 million shares of Rafael Pharmaceuticals Series D Convertible Preferred Stock. CS Pharma owned a $10 million Series D Convertible Note, with 3.5% interest, in Rafael Pharmaceuticals which was converted in January 2019.

The Company and its subsidiaries collectively own securities representing 51% of the outstanding capital stock of Rafael Pharmaceuticals and 38% of the capital stock on a fully diluted basis (excluding the remainder of the Warrant).

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

The Company serves as the managing member of IDT-Rafael Holdings, and IDT-Rafael Holdings serves as the managing member of CS Pharma, with broad authority to make all key decisions regarding their respective holdings. Any distributions that are made to CS Pharma from Rafael Pharmaceuticals that are in turn distributed by CS Pharma, will need to be made pro rata to all members, which would entitle IDT-Rafael Holdings to 50% (based on current ownership) of such distributions. Similarly, if IDT-Rafael Holdings were to distribute proceeds it receives from CS Pharma, it would do so on a pro rata basis, entitling the Company to 90% (based on current ownership) of such distributions.

The Company evaluated its investments in Rafael Pharmaceuticals in accordance with ASC 323, Investments - Equity Method and Joint Ventures to establish the appropriate accounting treatment for its investment and has concluded that its investment did not meet the criteria for the equity method of accounting or consolidation.

Rafael Pharmaceuticals is a variable interest entity; however, the Company has determined that it is not the primary beneficiary as it does not have the power to direct the activities of Rafael Pharmaceuticals that most significantly impact Rafael Pharmaceuticals’ economic performance. In addition, the interests held in Rafael Pharmaceuticals are Series D Convertible Preferred Stock and do not represent in-substance common stock.

Separately, Howard Jonas and Deborah Jonas jointly own $525,000 of Series C Convertible Notes of Rafael Pharmaceuticals, and The Howard S. and Deborah Jonas Foundation owns $525,000 of Series C Notes of Rafael Pharmaceuticals.

On September 19, 2017, IDT approved a compensatory arrangement with Howard Jonas related to the right held by IDT-Rafael Holdings to receive additional Rafael Pharmaceutical shares (“Bonus Shares”) upon the achievement of certain milestones. Under that arrangement, IDT and the Company transferred to Howard Jonas the contractual right to receive “Bonus Shares” for an additional 10% of the fully diluted capital stock of Rafael Pharmaceuticals at the time of issuance that was previously held by IDT-Rafael Holdings, which is contingent upon achieving certain milestones. This right was previously held by IDT-Rafael Holdings, subject to its right to transfer to recipients that IDT-Rafael Holdings, in its sole discretion, felt merit because of special efforts by such persons in assisting Rafael Pharmaceuticals and its products. IDT-Rafael Holdings distributed the rights to its members and the Company transferred the portion it received to Howard Jonas. If any of the milestones are met, the Bonus Shares are to be issued without any additional payment. Howard Jonas has the right to transfer the Bonus Shares, in his discretion, to others, including those who are instrumental to the future success of Rafael Pharmaceuticals.

Based on the current shares issued and outstanding of Rafael Pharmaceuticals as of October 2, 2019, we and our affiliates would need to pay approximately $15 million to exercise the Warrant in full. On an as-converted fully diluted basis (for all convertible securities of Rafael Pharmaceuticals outstanding), we and our affiliates would need to pay approximately $45 million to exercise the Warrant to keep our ownership at 51%. On an as-converted fully diluted basis (for all convertible securities of Rafael Pharmaceuticals outstanding), we and our affiliates would need to pay approximately $70 million to exercise the Warrant in full. Howard Jonas holds 10% of the interest in IDT Rafael Holdings and would need to contribute 10% of any cash needed to exercise any portion of the Warrant. Following any exercise, a portion of our interest in Rafael Pharmaceuticals would continue to be held for the benefit of the other equity holders in IDT-Rafael Holdings and CS Pharma. If the Bonus Shares are issued to Howard Jonas or Rafael Pharmaceuticals issues any additional equity instruments, we will need additional cash to maintain our ownership percentage or exercise the Warrant in full.

NOTE 3 – MARKETABLE SECURITIES

During fiscal 2019, all marketable securities held by the Company were liquidated in connection with the partial exercise of the Rafael Pharmaceuticals Warrant. There were no marketable securities held by the Company as of July 31, 2019.

The following is a summary of marketable securities as of July 31, 2018:

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

Proceeds from maturities and sales of available-for-sale securities were $25.0 million and $6.7 million in fiscal years 2019 and 2018, respectively. The gross realized gains that were included in earnings as a result of sales were $330,000 and $12,000 in fiscal years 2019 and 2018, respectively. There were no gross realized losses that were included in earnings as a result of sales in fiscal year 2019 or fiscal year 2018. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

NOTE 4 – FAIR VALUE MEASUREMENTS

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

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of July 31, 2019 and July 31, 2018:

	At July 31, 2019
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:	(in thousands)
Hedge Funds	$—	$—	$5,125	$5,125
Total	$—	$—	$5,125	$5,125

	At July 31, 2018
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:	(in thousands)
Marketable Securities	$10,755	$13,946	$—	$24,701
Hedge Funds	—	—	4,218	4,218
Rafael Pharmaceuticals convertible promissory notes	—	—	7,900	7,900
Total	$10,755	$13,946	$12,118	$36,819

At July 31, 2019 and July 31, 2018, the Company did not have any liabilities measured at fair value on a recurring basis.

At July 31, 2018, the fair value of the Rafael Pharmaceuticals Series D Convertible Note (the “Series D Note”) was classified as Level 3, was estimated based on a valuation of Rafael Pharmaceuticals by reference to recent transactions in its securities, the Series D Note investment, as well as utilizing a discounted cash flow technique under the Income Approach and other factors that could not be corroborated by the market. The Series D Note was converted into shares of Series D Convertible Preferred Stock of Rafael Pharmaceuticals in January 2019.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	At July 31,
	2019	2018
	(in thousands)
Balance, beginning of year	$12,118	$6,300
Contributions by former Parent at Spin-Off	—	3,949
Conversion of Rafael Pharmaceuticals Series D Convertible Note	(7,900)	—
Total gains included in earnings	907	1,869
Balance, end of year	$5,125	$12,118

Prior to the Spin-Off, IDT contributed $2.0 million in investments in securities in another entity that are not liquid, which were included in “Investments - Other Pharmaceuticals” in the accompanying consolidated balance sheets. The Company’s related investment is accounted for using the cost method and, therefore, this investment is not measured at fair value.

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

Cash and cash equivalents, prepaid expense and other current assets, and other current liabilities. At July 31, 2019 and July 31, 2018, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1 and other current assets, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At July 31, 2019 and July 31, 2018, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s financial instruments include trade accounts receivable, trade accounts payable, and due from related parties. The recorded carrying amount of trade accounts receivable, trade accounts payable and due from related parties approximate their fair value due to their short-term nature. Other than noted above, the Company did not have any other assets or liabilities that were measured at fair value on a recurring basis as of July 31, 2019 or July 31, 2018.

NOTE 5 – TRADE ACCOUNTS RECEIVABLE

Trade Accounts Receivable consisted of the following:

	July 31,
	2019	2018
	(in thousands)
Trade Accounts Receivable – Third Party	$561	$358
Trade Accounts Receivable – Related Party	11	11
Less Allowance for Doubtful Accounts	(122)	(82)
Trade Accounts Receivable, net	$450	$287

The current portion of deferred rental income included in Prepaid Expenses and Other Current Assets was approximately $34,000 and $88,000 as of July 31, 2019 and July 31, 2018, respectively.

The noncurrent portion of deferred rental income included in Other Assets was approximately $1.4 million and $1.0 million as of July 31, 2019 and July 31, 2018, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	At July 31,
	2019	2018
	(in thousands)
Building and Improvements	$54,241	$52,818
Land	10,412	10,412
Furniture and Fixtures	1,145	1,145
Other	255	255
Construction in Progress	—	1,024
	66,053	65,654
Less Accumulated Depreciation	(17,320)	(15,541)
Total	$48,733	$50,113

Other property and equipment consists of other equipment and miscellaneous computer hardware.

Depreciation and amortization expense pertaining to property and equipment was approximately $1.8 million and $1.7 million for fiscal years 2019 and 2018, respectively.

NOTE 7 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

LipoMedix is a clinical-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

As a result of its initial $100,000 investment, the Company received approximately 3.2% of the common shares outstanding. During the second quarter of fiscal year 2017, the Company made an additional $300,000 investment in LipoMedix, increasing its ownership to 13.95% of the issued and outstanding ordinary shares, and provided LipoMedix with an additional advance of $200,000 against anticipated future equity investments. During the fourth quarter of fiscal year 2017, the Company made an additional $1.1 million investment, inclusive of the $200,000 advance, in LipoMedix, increasing its ownership to 38.86% of the issued and outstanding ordinary shares. As such, the Company began accounting for this investment under the equity method as of and for the fourth quarter of fiscal year 2017.

On November 16, 2017, the Company exercised its option to purchase additional shares in LipoMedix for $900,000, which increased its ownership to 50.6% of the issued and outstanding ordinary shares. As such, the Company began consolidating this investment as of and for the second quarter of fiscal year 2018.

The impact of the acquisition’s purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows:

(in thousands)	At November 16, 2017
Other current assets	$16
Property and equipment, net	8
In Process Research and Development	1,575
Patents	155
Accounts payable	(85)
Accrued expenses	(22)
Net assets, excluding cash acquired and noncontrolling interest	$1,647
Supplemental information:
Cash paid	$2,400
Cash acquired	1,060
Cash paid, net of cash acquired	1,340
Historical loss on investment	(252)
Noncontrolling interest	559
Total consideration, net of cash acquired and noncontrolling interest	$1,647

The noncontrolling interest balance of LipoMedix of approximately $559,000 was not included in the balance of noncontrolling interest as of July 31, 2018. An opening balance adjustment was booked as of August 1, 2018 to correct this amount.

In 2019, the Company changed its accounting for recording patent fees. All fees associated with the legal costs incurred in connection with a patent application are being expensed as incurred including all prior legal costs for the patent costs previously capitalized. These expenses, totaling approximately $440,000 are included in selling, general, and administrative expense in the accompanying consolidated and combined financial statements.

In April 2019, the Company provided no-interest bridge financing of $250,000 to LipoMedix (the “2019 Bridge Note”). The 2019 Bridge Note is automatically convertible into shares of LipoMedix as follows: (i) upon an issuance of an aggregate $2.0 million of additional equity securities (excluding the conversion of the Bridge Notes); or (ii) upon a liquidation or dissolution of LipoMedix or a sale of LipoMedix or its assets. If converted, the 2019 Bridge Note will be converted into shares of the most senior class of equity of LipoMedix then issued. If converted upon an equity financing, the 2019 Bridge Note will be converted at a conversion price per share that is equal to 75% of the price paid in the equity offering. If converted upon a liquidation or sale event, the 2019 Bridge Note will be converted at a conversion price per share that is equal to 75% of the per share distribution received by LipoMedix equity holders in connection with the event or if greater the Company will receive a payment equal to the 2019 Bridge Note ($250,000). If none of such events occurs prior to September 28, 2019, the 2019 Bridge Note will be converted into the most senior class of shares LipoMedix has then issued at a conversion price per share equal to $0.53 (calculated on the basis of LipoMedix’s pre-money valuation of $5.0 million).

In July 2018, the Company provided no-interest bridge financing of $875,000 to LipoMedix (the “2018 Bridge Note”). The 2018 Bridge Note is convertible into shares of LipoMedix as follows: (i) upon an issuance of an aggregate $2.0 million of additional equity securities (excluding the conversion of the 2018 Bridge Note) (the “Financing”), the 2018 Bridge Note amount shall be converted into shares of LipoMedix of the same class and series with the same rights, preferences and privileges as shall be issued in the Financing at a conversion price per share equal to 75% or the lowest price per share paid by the investor(s) in the Financing; (ii) upon a Distribution Event (as defined in the Founder’s Agreement among LipoMedix and certain of its founders), the 2018 Bridge Note shall be converted into shares of the most senior class of shares of LipoMedix then issued, at a conversion price per share that is equal to 75% of the per share distribution received by LipoMedix equity holders in connection with the Distribution Event, or the Company shall be entitled to receive a redemption payment equal to the 2018 Bridge Note ($875,000); and (iii) if neither a Financing nor Distribution Event occurs prior to January 6, 2020 (18 months following the effective date of the 2018 Bridge Note), the 2018 Bridge Note will be converted into the most senior class of shares LipoMedix has then issued at a conversion price per share equal to $0.53 (calculated on the basis of LipoMedix’s pre-money valuation of $5.0 million, divided by its fully diluted share capital as of July 6, 2018).

NOTE 8 – INCOME TAXES

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

The Company has completed its accounting for the income tax effects of the enactment of the Tax Act. At July 31, 2019, the Company did not have any undistributed earnings of its foreign subsidiaries. As a result, no additional income or withholding taxes were provided for, for the undistributed earnings or any additional outside basis differences inherent in the foreign entities. The Company reviewed the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) that became effective August 1, 2018 and has not recorded any impact associated with either.

At July 31, 2019, the Company has federal net operating loss (“NOL”) carryforwards from domestic operations of approximately $22.3 million, to offset future taxable income. The Company has state NOLs of $3.2 million. The Company has NOLs from foreign operations of $1.2 million. As part of the Tax Act, federal NOLs generated in 2018 and later are not subject to an expiration period and are available to offset 80% of taxable income in the year in which they are utilized. The federal NOL carryforwards generated prior to 2018 will begin to expire in 2026. The state NOLs will begin to expire in 2038 and foreign NOLs do not expire.

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

The components of loss before income taxes are as follows:

	For the Year Ended July 31,
	2019	2018
	(in thousands)
Domestic	$(3,410)	$(2,581)
Foreign	(1,533)	(1,058)
Loss before Income Taxes	$(4,943)	$(3,639)

Benefits from (provision for) income taxes as presented in the consolidated and combined statement of operations consisted of the following:

	For the Year Ended July 31,
	2019	2018
	(in thousands)
Current:
Foreign	$—	$11
Federal	—	—
State	—	—
Total current expense	—	11
Deferred:
Foreign	(19)	—
Federal	—	8,219
State	—	207
Total deferred expense	(19)	8,426
Income tax (benefit) expense	$(19)	$8,437

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes are reported as follows:

	At July 31,
	2019	2018
	(in thousands)
U.S. federal income tax at statutory rate	$(908)	$(886)
State income tax	(172)	(141)
Valuation allowance	(30)	7,105
Foreign tax rate differential	(24)	(290)
Tax law change	—	2,499
Permanent differences	102	144
Rate Change	1,030	—
Other	(17)	6
Income tax expense	$(19)	$8,437

The Company has not recorded U.S. income tax expense for foreign earnings because it has not recorded any post spin off from IDT.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	At July 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$5,316	$5,753
AMT carryforwards	2,692	—
Reserves and accruals	34	2,344
Stock-based compensation	119	14
Gross deferred tax assets	8,161	8,111
Less valuation allowance	(8,142)	(8,111)
Total deferred tax assets	19	—
Total deferred tax liabilities	—	—
Deferred tax assets, net	$19	$—

Net deferred tax assets are included in “Deferred Taxes” in the consolidated balance sheets.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On August 21, 2018, the Company entered into a settlement agreement with a building service provider in order to avoid the risks, delays and expenses inherent in and resulting from litigation. The $100,000 settlement was included in “Selling, general and administrative” expenses in the 2018 consolidated and combined statements of operations and in “Accrued Expenses” in the accompanying consolidated balance sheets. As the Company is fully indemnified by IDT for the settlement amount, a corresponding receivable was included in “Due to Related Parties” in the accompanying consolidated balance sheets. This amount has since been repaid in the first quarter of fiscal 2019.

Under a Founders Agreement among LipoMedix and other parties, two of LipoMedix’ founders would become entitled to consulting payments in the approximate amounts of $385,000 and $358,000, respectively, upon the satisfaction of certain conditions thereto. LipoMedix believes that those conditions have not been satisfied and does not believe that they are likely to be satisfied until LipoMedix is successful in raising significant capital in the future.

On September 17, 2018, LipoMedix was notified of a claim initiated by one of its founders seeking payment of consulting fees in the amount of approximately $377,000 and seeking to place restrictions on LipoMedix’ bank accounts and other assets to protect his claim. LipoMedix did not believe that the individual had the right to receive any payment at the current time. LipoMedix responded to the demand for the placement of restrictions on its assets. And on November 26, 2018, the court denied the request by the founder to place restrictions on the assets. In May 2019, LipoMedix received a letter from the other founder requesting payment of his consulting fees. On July 15, 2019, the parties settled the matters and the two founders will be paid a percentage of future investments and certain other proceeds.

On July 12, 2019, the Company received a Citation and Notification of Penalty from the Occupational Safety and Health Administration of the U.S. Department of Labor or OSHA, related to an OSHA inspection of 520 Broad Street, Newark, NJ. The citation seeks to impose penalties related to alleged violations of the Occupation Safety and Health Act of 1970 at 520 Broad Street. On July 31, 2019, the Company filed a Notice of Contest with OSHA contesting the citation in its entirety.

For the matters disclosed above a general legal accrual for approximately $250,000 has been made for legal fees and losses believed to be both probable and reasonably estimable, but an exposure to loss may exist in excess of the amount accrued.

The Company may from time to time be subject to legal proceedings that may arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

NOTE 10 – CONVERTIBLE NOTE

On November 15, 2018, Howard Jonas, the Company’s Chairman, CEO, and controlling stockholder entered into an agreement to purchase a convertible note from the Company for $15.0 million. The term of the note was three years with interest accruing on the principal amount at a rate of 6% per annum, compounded quarterly. The note was subsequently assigned by Mr. Jonas to the Howard S. Jonas 2017 Annuity Trust. At the option of the Company, interest on the note can be capitalized and added to principal or payable in cash. The note was convertible at the option of the holder into shares of Class B common stock at a conversion price of $8.47 per share, the closing price of the Company’s Class B common stock on the trading day before the date of the investment agreement. The initial principal amount of the note was convertible into 1,770,956 shares of Class B common stock, and if all interest for the three-year term of the note is capitalized, the note would have been convertible into 2,117,388 shares of Class B common stock. If the closing price of the Company’s Class B common stock on the NYSE American is 200% of the conversion price for at least thirty (30) consecutive days, the Company had the right to cause conversion of the note.

At issuance, the Company recorded a debt discount of approximately $70,000 related to the beneficial conversion feature of the note and amortized approximately $16,000 of the discount in fiscal 2019 which was included in interest expense. In addition, the Company recorded approximately $650,000 and $418,000 of interest expense for the year ended July 31, 2019 and 2018, respectively, that is included in accrued expenses in the accompanying consolidated balance sheets.

At July 31, 2019
Convertible Note:	(in thousands)
Principal value of 6% convertible note at July 31, 2019, due November 15, 2021	$15,000
Debt discount	(54)
Total long-term carrying value of convertible note	$14,946

In August 2019, the note including interest of approximately $667,000 was converted into 1,849,749 shares of common stock.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has historically maintained an intercompany balance due to/from related parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT. This is partially offset by rental income paid to the Company by various companies under common control to IDT. The Company also maintains a due from related parties account which includes the balance due for charges and for services provided by the Company to Rafael Pharmaceuticals for rent, accounting and other administrative expenses.

On March 26, 2018, IDT spun off the Company. In connection with the spin-off, IDT and the Company entered into a Transition Services Agreement, dated March 26, 2018 (the “TSA”), pursuant to which IDT, which is controlled by Howard S. Jonas and for which Howard S. Jonas serves as the Chairman of the Board, provides certain services to the Company. The services include, but are not limited to: administrative, tax and legal. IDT billed the Company approximately $390,000 under the TSA during fiscal 2019 and approximately $60,000 for invoices paid by IDT on the Company’s behalf. In addition, during fiscal 2019, the Company billed IDT approximately $64,000 for real estate advisory services provided to IDT, and approximately $25,000 for invoices paid by the Company on IDT’s behalf. IDT collected cash of approximately $174,000 on behalf of the Company, primarily from third parties who use the Company’s parking garage while the Company was in the process of changing its billing and collection systems. As of July 31, 2019, the Company owed IDT approximately $60,000 included in due to related parties.

IDT leases approximately 80,000 square feet of office space plus parking occupied by IDT at 520 Broad Street, Newark, NJ and approximately 3,600 square feet of office space in Jerusalem, Israel. IDT paid the Company approximately $1.8 million for office rent and parking during fiscal 2019.  As of July 31, 2019, IDT owed the Company approximately $9,000 for office rent and parking.

Genie Energy, Ltd. (“Genie”), a company controlled by Howard Jonas, the Company’s Chairman of the Board and controlling stockholder, leases office space from the Company at 520 Broad Street. Billings for such services totaled approximately $218,000 in fiscal 2019. The Company charges Genie $23.46 per square foot annually for approximately 8,631 square feet of space. As of July 31, 2019, Genie had no amounts due to the Company.

The Company provides Rafael Pharmaceuticals with administrative, finance, accounting, tax and legal services. Howard S. Jonas serves as a Chairman of the Board of Rafael Pharmaceuticals and owns an equity interest in Rafael Pharmaceuticals. The Company billed Rafael Pharmaceuticals $480,000 during fiscal 2019. As of July 31, 2019, Rafael Pharmaceuticals owed the Company $280,000 included in due from related parties.

On April 26, 2018, the Corporate Governance Committee authorized, approved and confirmed an underlying Related Person Transaction involving Howard Jonas with respect to the Company’s proposed sale to Mr. Jonas of 1,254,200 shares of the Company’s Class B common stock at a price per share of $6.89, which was the closing price for the Class B common stock on the NYSE American on April 26, 2018 (the last closing price before approval of the arrangement) for an aggregate purchase price of approximately $8,641,000, the purchase price of which would be reduced by the amount of any dividends whose record date is between the date hereof and the issuance of the shares (the “Sale”). The Sale took place on January 18, 2019, following stockholder approval on January 10, 2019. The Company’s liability at July 31, 2018 was comprised of a deposit of $864,000 from Howard Jonas, Chairman of the Board, Chief Executive Officer and controlling stockholder of the Company partially offset by amounts due from IDT and Rafael Pharmaceuticals.

IDT-Rafael Holdings, LLC, the Company’s 90%-owned subsidiary and the remaining 10% of which is held by Howard Jonas, currently holds 36.7 million shares of Rafael Pharmaceutical’s Series D Convertible Preferred Stock and a warrant to increase ownership to up to 56% of the fully diluted equity interests in Rafael Pharmaceuticals. IDT-Rafael Holdings, LLC also owns 50% of CS Pharma Holdings, LLC (“CS Pharma”), a non-operating entity that holds 16.7 million shares of Rafael Pharmaceutical’s Series D Convertible Preferred Stock.  The Company and its subsidiaries collectively own securities representing 51% of the outstanding capital stock of Rafael Pharmaceuticals and 38% of the capital stock on a fully diluted basis (excluding the remainder of the Warrant).

In September 2018, CS Pharma, in which the Company owns an effective 45% interest, exercised a warrant to purchase 8 million shares of Rafael Pharmaceutical’s Series D Convertible Preferred Stock for $10 million representing approximately 8% of the equity on a fully-diluted basis (excluding the remainder of the Warrant) of Rafael Pharmaceuticals. The Warrant in full is exercisable for up to 56% of the fully diluted equity of Rafael Pharmaceuticals. The right to exercise the first $10 million of the Warrant was held by CS Pharma. CS Pharma is owned by 0.25% by Michael Weiss, a non-employee director of the Company. The remainder of the Warrant is held by IDT-Rafael Holdings, LLC.

On November 5, 2018, IDT-Rafael Holdings, LLC partially exercised a warrant to purchase 4 million shares of Rafael Pharmaceutical’s Series D Convertible Preferred Stock for $5 million, of which $500,000 was contributed by Howard Jonas.

On January 10, 2019, IDT-Rafael Holdings, LLC partially exercised a warrant to purchase 5.1 million shares of Series D Convertible Preferred Stock of Rafael Pharmaceuticals for $6.4 million, of which $640,000 was contributed by Howard Jonas.

On January 23, 2019, IDT-Rafael Holdings, LLC partially exercised a warrant to purchase 36.3 million shares of Series D Convertible Preferred Stock of Rafael Pharmaceuticals for $34.4 million, of which $3.4 million was contributed by Howard Jonas.

On November 15, 2018, Howard Jonas entered into an agreement to purchase a convertible note from the Company for $15 million that has since been converted to shares of common stock. See Note 10.

NOTE 12 – FUTURE MINIMUM RENTS

Certain of the Company’s properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2021 to 2030. The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of July 31, 2019, under non-cancelable operating leases which expire on various dates through 2028, are as follows:

Year ending July 31,	Related Parties	Other	Total
	(in thousands)
2020	$1,992	$1,054	$3,046
2021	2,041	1,136	3,177
2022	2,078	993	3,071
2023	2,117	630	2,747
2024	2,155	1,185	3,340
Thereafter	1,659	3,468	5,127
Total Minimum Future Rental Income	$12,042	$8,466	$20,508

Related parties represented approximately 53% and 51% of the Company’s total revenue for the years ended July 31, 2019 and 2018, respectively. The Company amended all of its related party leases as of August 1, 2017. The Company has related party leases that expire in April 2025 for (i) an aggregate of 88,631 square feet, which includes two parking spots per thousand square feet of space leased at 520 Broad Street, and (ii) 3,595 square feet in Israel. The annual rent is approximately $2.0 million in the aggregate. The related parties have the right to terminate the domestic leases upon four months’ notice, and upon early termination will pay a termination penalty equal to 25% of the portion of the rent due over the course of the remaining term. A related party has the right to terminate the Israeli lease upon four months’ notice. IDT has the right to lease an additional 50,000 square feet, in 25,000 foot increments, in the building located at 520 Broad Street on the same terms as their base lease, and other rights should 25,000 square feet or less remain available to lessees in the building. Upon expiration of the lease, related parties have the right to renew the leases for another five years.

NOTE 13 – BUSINESS SEGMENT INFORMATION

The Company conducts business as two operating segments, Real Estate and Pharmaceuticals. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision makers.

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

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials and the Real Estate segment based primarily on loss from operations. All investments in Rafael Pharmaceuticals and assets and expenses associated with LipoMedix are tracked separately in the Pharmaceuticals segment. All corporate costs are allocated to the Real Estate segment.

Operating results for the business segments of the Company are as follows:

(in thousands)	Real Estate	Pharmaceuticals	Total
At Year Ended July 31, 2019
Revenues	$4,931	$—	$4,931
Loss from operations	(5,083)	(1,613)	(6,696)

At Year Ended July 31, 2018
Revenues	$4,371	$—	$4,371
Loss from operations	(2,780)	(1,061)	(3,841)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Year Ended July 31,	2019	2018

Revenue from tenants located in Israel	3%	6%

Net long-lived assets and total assets held outside of the United States, which are located in Israel, were as follows:

(in thousands)	United States	Israel	Total
July 31, 2019
Long-lived assets, net	$47,096	$1,637	$48,733
Total assets	138,535	3,608	142,143

July 31, 2018
Long-lived assets, net	$48,415	$1,698	$50,113
Total assets	113,279	3,641	116,920

NOTE 14 – EQUITY

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

Stock-Based Compensation

The Rafael Holdings, Inc. 2018 Equity Incentive Plan (the “Plan”) was created and adopted by the Company in March 2018. The Plan allows for the issuance of up to 1,064,048 shares which may be awarded in the form of incentive stock options or restricted shares.

In connection with the Spin-Off, options to purchase 626,662 shares of Class B common stock options were issued to IDT employees and service providers related to options to purchase IDT stock held by those individuals. The options have an exercise price of $4.90 per share, which was equal to the closing price of the Company’s Class B common stock on the first trading day following the consummation of the Spin-Off. The expiration date of the options is equal to the later of (i) the expiration of the IDT option held by such option holder and (ii) a date on or about the first anniversary of the Spin-Off when the Company’s insiders will be free to trade in shares of the Company under the Company’s insider trading policy. The options to purchase shares of the Company were issued under the Plan.

Option awards to Company employees under the Plan are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over five years of service and have ten-year contractual terms. No options were granted in fiscal 2019.

In fiscal 2019, options to purchase 38,710 shares of Class B common stock were exercised and 819 options were cancelled. No options were exercised or cancelled during fiscal 2018. At July 31, 2019, there was no unrecognized compensation cost related to non-vested stock options.

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2018	626,662	$4.90
Granted	—	—
Exercised	(38,710)	4.90
Cancelled / Forfeited	(819)	4.90
OUTSTANDING AT JULY 31, 2019	587,133	$4.90	3.66	$2,877
EXERCISABLE AT JULY 31, 2019	572,934	$4.90	3.66	$2,807

Restricted Stock Units

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

As part of the Spin-Off, holders of restricted Class B common stock of IDT received, in respect of those restricted shares, one restricted share of the Company’s Class B common stock for every two restricted shares of IDT that they held as of the record date for the Spin-Off. The Company issued an aggregate of 92,690 restricted shares of its Class B common stock to the holders of restricted Class B common stock of IDT. Such shares of the Company’s Class B common stock are restricted under the same terms as the IDT restricted stock in respect of which they were issued. The restricted shares of the Company’s Class B common stock received in the Spin-Off are subject to forfeiture on the same terms, and their restrictions will lapse at the same time, as the corresponding IDT shares.

On March 28, 2018, the Company granted employees and consultants 76,445 restricted shares of Class B Common Stock, which vested or will vest as to one-third of the granted shares on each of March 28, 2019, 2020 and 2021, unless otherwise determined by the Compensation Committee of the Company’s Board of Directors. The aggregate fair value of the grant was approximately $375,000, which is being charged to expense on a straight-line basis as the shares vest.

During fiscal 2019, the Company granted employees and consultants 74,637 restricted shares of Class B Common Stock, which will vest over 2 to 5 years. The aggregate fair value of the grants was approximately $1.3 million, which is being charged to expense on a straight-line basis as the shares vest. One grant of 70,718 restricted shares with a fair value of $1.2 million was granted to an officer of the Company.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at July 31, 2018	141,799	$4.90
Granted	74,637	16.49
Vested	(60,010)	4.96
Cancelled / Forfeited	—	—
NON-VESTED SHARES AT JULY 31, 2019	156,426	$10.41

At July 31, 2019, there was $1.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of three years. The total grant date fair value of shares vested in fiscal 2019 and fiscal 2018 was approximately $298,000 and $344,000, respectively.

Approval of Sale of Shares of Class B Common Stock to Howard S. Jonas

On April 26, 2018, the Corporate Governance Committee authorized, approved and confirmed an underlying Related Person Transaction involving Howard Jonas with respect to the Company’s proposed sale to Mr. Jonas of 1,254,200 shares of the Company’s Class B common stock at a price per share of $6.89, which was the closing price for the Class B common stock on the NYSE American on April 26, 2018 (the last closing price before approval of the arrangement) for an aggregate purchase price of $8,641,438, the purchase price of which would be reduced by the amount of any dividends whose record date is between the date hereof and the issuance of the shares (the “Sale”). The Sale took place on January 18, 2019, following stockholder approval on January 10, 2019.

Grant to Board of Directors

Pursuant to the Company’s 2018 Equity Incentive Plan, each of our three non-employee directors of the Company was granted 4,203 restricted shares of our Class B common stock in January 2019 which fully vested on the date of the grant. The fair value of the awards on the date of the grant was approximately $107,000, which was included in selling, general and administrative expense.

NOTE 15 – LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted loss per shares includes potentially dilutive securities such as stock options and other convertible instruments. For the years ended July 31, 2019 and 2018, these securities have been excluded from the calculation of diluted net loss per shares because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	At July 31,
	2019	2018

Stock Options	587,133	626,662
Convertible Note – Related Party	1,847,594	—
Total	2,434,727	626,662

In the years ended July 31, 2019 and 2018, the diluted loss per share computation equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and conversion of the convertible note would have been anti-dilutive.