Form 10-Q
period 2019-10-31
Rafael Holdings, Inc.
filed 2019-12-09
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55863

RAFAEL HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2296593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Broad Street, Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

(212) 658-1450

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class B common stock	RFL	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of December 6, 2019 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	14,997,251 shares

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	October 31,	July 31,
	2019	2019

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,771	$12,024
Trade accounts receivable, net of allowance for doubtful accounts of $170 and $122 at October 31, 2019 and July 31, 2019, respectively	229	450
Due from Rafael Pharmaceuticals	120	280
Prepaid expenses and other current assets	540	507
Total current assets	11,660	13,261

Property and equipment, net	48,588	48,733
Investments – Rafael Pharmaceuticals	70,018	70,018
Investments – Other Pharmaceuticals	2,000	2,000
Investments – Hedge Funds	5,088	5,125
Deferred income tax assets, net	20	19
In-process research and development and patents	1,575	1,575
Other assets	1,451	1,412

TOTAL ASSETS	$140,400	$142,143

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable	$621	$795
Accrued expenses	564	605
Other current liabilities	15	27
Total current liabilities	1,200	1,427

Due to Related Party	28	65
Convertible note, net of discount of $ – and $54 – Related Party	—	14,946
Other liabilities	210	292
Accrued interest on convertible note – Related Party	—	649
TOTAL LIABILITIES	1,438	17,379

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 50,000,000 shares authorized, 787,163 shares issued and outstanding as of October 31, 2019 and July 31, 2019	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 14,997,251 and 13,142,502 shares issued and outstanding as of October 31, 2019 and July 31, 2019, respectively	149	131
Additional paid-in capital	128,642	112,898
Accumulated deficit	(7,438)	(5,840)
Accumulated other comprehensive income	3,790	3,784
Total equity attributable to Rafael Holdings, Inc.	125,151	110,981
Noncontrolling interests	13,811	13,783
TOTAL EQUITY	138,962	124,764

TOTAL LIABILITIES AND EQUITY	$140,400	$142,143

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share data)

	Three Months Ended October 31,
	2019	2018
Revenues:
Rental – Third Party	$346	$383
Rental – Related Party	520	521
Parking	224	231
Other – Related Party	120	—
Total Revenues	1,210	1,135

Costs and expenses:
Selling, general and administrative	2,041	1,453
Research and development	245	373
Depreciation and amortization	466	429
Loss from operations	(1,542)	(1,120)

Interest (expense) income, net	(64)	101
Net loss resulting from foreign exchange transactions	(5)	—
Loss on sales of marketable securities, net	—	(10)
Unrealized gain on sales of marketable securities	—	333
Unrealized loss on investments – Hedge Funds	(37)	—
Loss before income taxes	(1,648)	(696)
(Provision for) benefit from income taxes	(4)	31
Net Loss	(1,652)	(665)
Net loss attributable to noncontrolling interests	(54)	(184)
Net loss attributable to Rafael Holdings, Inc.	$(1,598)	$(481)

OTHER COMPREHENSIVE LOSS
Net Loss	$(1,652)	$(665)
Foreign currency translation adjustments	6	78
Total Comprehensive Loss	(1,646)	(587)
Comprehensive income (loss) attributable to noncontrolling interests	2	(9)
Total Comprehensive Loss attributable to Rafael Holdings, Inc.	$(1,648)	$(596)

Loss per share attributable to Rafael Holdings, Inc. common shareholders:
Basic and diluted	$(0.10)	$(0.04)

Weighted average number of shared used in calculation of loss per share:
Basic and diluted	15,640,683	12,566,358

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended October 31, 2019
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE AT AUGUST 1, 2019	787,163	$8	13,142,502	$131	$112,898	$(5,840)	$3,784	$13,783	$124,764
Net loss						(1,598)		(54)	(1,652)
Stock based compensation	—	—	5,000	—	94	—	—	—	94
Shares issued for convertible note	—	—	1,849,749	18	15,650	—	—	—	15,668
Conversion of LipoMedix bridge notes	—	—	—	—	—	—	—	82	82
Foreign currency translation adjustment	—	—	—	—	—	—	6	—	6

BALANCE AT OCTOBER 31, 2019	787,163	$8	14,997,251	$149	$128,642	$(7,438)	$3,790	$13,811	$138,962

	Three Months Ended October 31, 2018
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE AT AUGUST 1, 2018	787,163	$8	11,762,346	$118	$103,636	$(1,108)	$4,043	$9,427	$116,124
Net loss	—	—	—	—	—	(481)	—	(184)	(665)
Adoption effect of ASU 2016-01	—	—	—	—	—	(39)	39	—	—
Stock based compensation	—	—	—	—	30	—	—	—	30
Stock options exercised	—	—	24,051	—	118	—	—	—	118
Foreign currency translation adjustment	—	—	—	—	—	—	78	—	78
BALANCE AT OCTOBER 31, 2018	787,163	$8	11,786,397	$118	$103,784	$(1,628)	$4,160	$9,243	$115,685

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands, except share data)

	Three Months Ended October 31,
	2019	2018

Operating activities
Net loss	$(1,652)	$(665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	466	429
Deferred income taxes	1	(40)
Net gain on sales of marketable securities	—	(323)
Unrealized loss on investments – Hedge Funds	37	—
Provision for doubtful accounts	48	—
Stock-based compensation	94	30
Amortization of debt discount	54	—
Change in assets and liabilities:
Trade accounts receivable	173	(92)
Prepaid expenses and other current assets	217	(63)
Other assets	(289)	(13)
Trade accounts payable and accrued expenses	(196)	(138)
Other current liabilities	(12)	(6)
Due to Related Party	(37)	171
Due from Related Party	160	—
Other liabilities	—	(14)
Net cash used in operating activities	(936)	(724)

Investing activities
Purchases of property and equipment	(321)	(26)
Proceeds from sale and maturity of marketable securities, net	—	5,820
Purchase of marketable securities	—	(953)
Investment in Rafael Pharmaceuticals	—	(10,000)
Net cash used in investing activities	(321)	(5,159)

Financing activities
Proceeds from exercise of options	—	118
Net cash provided by financing activities	—	118
Effect of exchange rate changes on cash and cash equivalents	4	48
Net decrease in cash and cash equivalents	(1,253)	(5,717)
Cash and cash equivalents at beginning of period	12,024	15,803
Cash and cash equivalents at end of period	$10,771	$10,086

Supplemental Schedule of Non-Cash Investing and Financing Activities
Adoption effect of ASU 2016-01	$—	$39
Conversion of LipoMedix Bridge Note	$82	$—
Conversion of related party convertible notes payable and accrued interest	$15,668	$—

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS

Rafael Holdings, Inc. (“Rafael Holdings” or the “Company”), a Delaware corporation, owns interests in commercial real estate assets and clinical stage pharmaceutical companies. The assets are operated as two separate lines of business.

The commercial real estate holdings consist of a building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and certain affiliated entities and an associated 800-car public garage, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel.

The pharmaceutical holdings include preferred equity interests and a warrant to purchase additional equity interests in Rafael Pharmaceuticals, Inc., or Rafael Pharmaceuticals, which is a clinical stage, oncology-focused, pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in LipoMedix Pharmaceuticals Ltd., or LipoMedix, a clinical stage oncological pharmaceutical company based in Israel. In addition, we have recently established the Barer Institute (“Barer”), a wholly-owned early stage venture focused on developing a pipeline of therapeutic compounds, including compounds to regulate cancer metabolism. The venture is pursuing collaborative research agreements with leading scientists from top academic institutions.

On March 26, 2018, IDT Corporation, or IDT, the former parent corporation of the Company, completed a tax-free spinoff (the “Spin-Off”) of the Company’s capital stock, through a pro rata distribution of common stock to its stockholders of record as of the close of business on March 13, 2018.

The “Company” in these financial statements refers to Rafael Holdings on a consolidated basis from the date of the Spin-Off. All significant intercompany accounts and transactions have been eliminated in consolidation.

All majority-owned subsidiaries are consolidated with all intercompany transactions and balances being eliminated in consolidation. The entities included in these financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Rafael Holdings, Inc.	United States – Delaware	100%
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT 225 Old NB Road, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Realty Holdings, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100%
Pharma Holdings, LLC	United States – Delaware	90%
CS Pharma Holdings, LLC	United States – Delaware	45%*
LipoMedix Pharmaceuticals Ltd.	Israel	52.1%

*	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership in Pharma Holdings, LLC and, therefore, an effective 45% interest in CS Pharma Holdings, LLC.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2020 refers to the fiscal year ending July 31, 2020).

Operating results for the three months ended October 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020. The balance sheet at July 31, 2019 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019, or the 2019 Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) or ASU 2014-09. The objective of the ASU is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the ASU, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. The five-step analysis consists of the following: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s Accounting Standards Codification (“ASC”). The Company adopted ASU 2014-09 effective August 1, 2018 using the modified retrospective approach. The Company reviewed all contracts that were not completed as of August 1, 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.

The Company disaggregates its revenue by source within its consolidated statements of operations. As an owner and operator of real estate, the Company derives the majority of its revenue from leasing office and parking space to tenants at its properties. In addition, the Company earns revenue from recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs. Revenue from recoveries from tenants is recorded together with rental income on the consolidated statements of operations which is also consistent with the guidance under ASC 842, Leases.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and will be applied as a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and intends to adopt the standard on August 1, 2023.

Recently Adopted Accounting Pronouncements

The FASB issued Accounting Standards Update, (“ASU”) 2016-02, Leases (Topic 842) in February 2016. The new standard, as amended by subsequent accounting updates thereto, replaces historical lease accounting guidance and requires lessees to account for a lease by recognizing right-of-use (ROU) asset and corresponding lease liability on the balance sheet. Lessor accounting under Topic 842 is largely unchanged from historical U.S. GAAP and generally aligns with accounting for revenue from contracts with customers (Topic 606).

The Company initially adopted the new lease accounting standard as of August 1, 2019 and elected the optional transition method to apply the new standard prospectively. The Company elected the package of transition practical expedients, and therefore did not reassess: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. Further, as of October 31, 2019 the Company was not a lessee under any leasing arrangements. which had, and will have, the following impacts on the Company:

Topic 842 changed certain requirements regarding the classification of leases that could result in the Company recognizing certain long-term leases entered into or modified after August 1, 2019 as sales-type leases, as opposed to operating leases.

The Company did not have a cumulative-effect adjustment as of the adoption date.

The Company elected the practical expedient to not separate certain non-lease components from the lease component to which they relate because the timing and pattern of transfer for the lease components and non-lease components are the same and the related lease component is classified as an operating lease. As a result, the Company continues to present all rentals and reimbursements from tenants as a single line item Rental Income within the Consolidated Statement of Income. No reclassifications to prior periods for comparability were required.

NOTE 3 – INVESTMENT IN RAFAEL PHARMACEUTICALS

Rafael Pharmaceuticals is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells.

The Company owns interests/rights in Rafael Pharmaceutical through a 90%-owned non-operating subsidiary, Pharma Holdings, LLC, or Pharma Holdings.

Pharma Holdings also owns 50% of CS Pharma Holdings, LLC (“CS Pharma”), a non-operating entity. Accordingly, the Company holds an effective 45% indirect interest in the assets held by CS Pharma.

Howard Jonas, Chairman of the Board and Chief Executive Officer of the Company, and Chairman of the Board of Rafael Pharmaceuticals owns 10% of Pharma Holdings.

Pharma Holdings holds 36.7 million shares of Rafael Pharmaceuticals Series D Convertible Preferred Stock and a warrant to increase ownership to up to 56% of the fully diluted equity interests in Rafael Pharmaceuticals (the “Warrant”). The Warrant is exercisable at the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments, and will expire upon the earlier of December 31, 2020, a qualified initial public offering, or liquidation event of Rafael Pharmaceuticals.

Pharma Holdings also holds certain governance rights in Rafael Pharmaceuticals including appointment of directors.

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

The Company serves as the managing member of Pharma Holdings, and Pharma Holdings serves as the managing member of CS Pharma, with broad authority to make all key decisions regarding their respective holdings. Any distributions that are made to CS Pharma from Rafael Pharmaceuticals that are in turn distributed by CS Pharma, will need to be made pro rata to all members, which would entitle IDT-Rafael Holdings to 50% (based on current ownership) of such distributions. Similarly, if Pharma Holdings were to distribute proceeds it receives from CS Pharma, it would do so on a pro rata basis, entitling the Company to 90% (based on current ownership) of such distributions.

The Company evaluated its investments in Rafael Pharmaceuticals in accordance with ASC 323, Investments - Equity Method and Joint Ventures to establish the appropriate accounting treatment for its investment and has concluded that its investment did not meet the criteria for the equity method of accounting or consolidation and is carried at cost.

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

Howard Jonas has additional contractual rights to receive additional Rafael Pharmaceutical shares (“Bonus Shares”) for an additional 10% of the fully diluted capital stock of Rafael Pharmaceuticals upon the achievement of certain milestones. The additional 10% shares is based on the fully diluted capital stock of Rafael Pharmaceuticals, excluding the remainder for the Warrant, at the time of issuance. If any of the milestones are met, the Bonus Shares are to be issued without any additional payment. Howard Jonas has the right to transfer the Bonus Shares, in his discretion, to others, including those who are instrumental to the future success of Rafael Pharmaceuticals.

NOTE 4 — INVESTMENT IN LIPOMEDIX

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

The Company holds 52.1% of the issued and outstanding ordinary shares of LipoMedix and has consolidated this investment from the second quarter of fiscal 2018.

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

In April 2019, the Company provided no-interest bridge financing of $250,000 to LipoMedix (the “2019 Bridge Note”). The 2019 Bridge Note converted into 471,698 shares of LipoMedix on September 28, 2019 increasing the Company’s ownership from 50.6% to 52.1%.

In November 2019, the Company provided bridge financing in the principal amount of $100,000 to LipoMedix with a maturity date of May 3, 2020. Under the terms of the note, as long as it remains outstanding, LipoMedix may not incur any additional debt, make any shareholder distributions, or assume any liens on property or assets.

NOTE 5 — FAIR VALUE MEASURMENTS

The Fair Value Measurements and Disclosures topic of the FASB ASC requires disclosures about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities;

Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability;

Level 3 – unobservable inputs for the asset or liability, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of October 31, 2019 and July 31, 2019:

	October 31, 2019
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:	(unaudited, in thousands)
Hedge Funds	$—	$—	$5,088	$5,088
Total	$—	$—	$5,088	$5,088

	July 31, 2019
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:	(unaudited, in thousands)
Hedge Funds	$—	$—	$5,125	$5,125
Total	$—	$—	$5,125	$5,125

At October 31, 2019 and July 31, 2019, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended October 31,
	2019	2018
	(unaudited, in thousands)
Balance, beginning of period	$5,125	$12,118
Total (loss) gains included in earnings	(37)	96
Balance, end of period	$5,088	$12,214

Prior to the Spin-Off, IDT contributed a $2.0 million investment in securities of another entity that are not liquid, which were included in Investments – Other Pharmaceuticals in the accompanying consolidated balance sheets. The investment is accounted for using the cost method; therefore, this investment is not measured at fair value.

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

Cash and cash equivalents, prepaid expenses and other current assets, and other current liabilities. At October 31, 2019 and July 31, 2019, the carrying amount of these assets and liabilities approximated fair value because of the immediate or short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1 and other current assets, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At October 31, 2019 and July 31, 2019, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s financial instruments include trade accounts receivable, trade accounts payable, and due from related parties. The recorded carrying amount of trade accounts receivable, trade accounts payable and due from related parties approximate their fair value due to their short-term nature. Other than noted above, the Company did not have any other assets or liabilities that were measured at fair value on a recurring basis as of October 31, 2019 or July 31, 2019.

NOTE 6 — TRADE ACCOUNTS RECEIVABLE

Trade Accounts Receivable consisted of the following:

	October 31, 2019	July 31, 2019
	(unaudited, in thousands)
Trade Accounts Receivable – Third Party	$379	$561
Trade Accounts Receivable – Related Party	20	11
Less: Allowance for Doubtful Accounts	(170)	(122)
Trade Accounts Receivable, net	$229	$450

The current portion of deferred rental income included in Prepaid Expenses and Other Current Assets was approximately $20,000 and $34,000 as of October 31, 2019 and July 31, 2019, respectively.

The noncurrent portion of deferred rental income included in Other Assets was approximately $1.4 million as of October 31, 2019 and July 31, 2019.

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 31, 2019	July 31, 2019
	(unaudited, in thousands)
Building and Improvements	$54,558	$54,241
Land	10,412	10,412
Furniture and Fixtures	1,145	1,145
Other	259	255
	66,374	66,053
Less: Accumulated Depreciation and Amortization	(17,786)	(17,320)
Total	$48,588	$48,733

Other property and equipment consists of furniture and fixtures, office and other equipment and miscellaneous computer hardware.

Depreciation and amortization expense pertaining to property and equipment was approximately $466,000 and $429,000 for the three months ended October 31, 2019 and 2018, respectively.

The Company’s headquarters are located at 520 Broad Street in Newark where it occupies a small office space in the building.

NOTE 8 — LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted loss per share includes potentially dilutive securities such as stock options and other convertible instruments.

The following table summarizes the Company’s potentially dilutive securities which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	October 31, 2019	July 31, 2019
	(unaudited)
Stock Options	586,874	587,133
Convertible Note	—	1,847,594
Total	586,874	2,434,727

In the three months ended October 31, 2019 and 2018, the diluted loss per share computation equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and conversion of the convertible note (for 2019) would have been anti-dilutive.

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company has historically maintained an intercompany balance due to/from related parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT. This is partially offset by rental income paid to the Company by various companies under common control to IDT. The Company recorded expense of approximately $85,000 in related party services to IDT, of which approximately $28,000 is included in due to related parties at October 31, 2019.

The Company provides Rafael Pharmaceuticals with administrative, finance, accounting, tax and legal services. Howard S. Jonas serves as a Chairman of the Board of Rafael Pharmaceuticals and owns an equity interest in Rafael Pharmaceuticals. The Company billed Rafael Pharmaceuticals $120,000 during the first quarter of fiscal 2020. As of October 31, 2019, Rafael Pharmaceuticals owed the Company $120,000 included in due from Rafael Pharmaceuticals.

On November 15, 2018, Howard Jonas entered into an agreement to purchase a convertible note from the Company for $15.0 million convertible into shares of Class B common stock at $8.47 per share. The term of the note was three years with interest on the principal amount at a rate of 6% per annum, compounded quarterly. At issuance, the Company recorded a debt discount of approximately $70,000 related to the beneficial conversion feature of the note and amortized approximately $16,000 of the discount in fiscal 2019 which was recorded as interest expense. In addition, the Company recorded approximately $650,000 of interest expense for the year ended July 31, 2019. In August 2019, the note including accrued interest of approximately $667,000, was converted into 1,849,749 shares of common stock.

The Company leases space to related parties which represented approximately 43% and 46% of the Company’s total revenue for the quarters ended October 31, 2019 and 2018, respectively. See Note 14 for future minimum rent payments from related parties and other tenants.

NOTE 10 — INCOME TAXES

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

At July 31, 2019, the Company had federal net operating loss (“NOL”) carryforwards from domestic operations of approximately $22.3 million, to offset future taxable income. The Company has state NOLs of $3.2 million. The Company has NOL carryforwards from foreign operations of $1.2 million. As part of the Tax Act, federal NOLs generated in 2018 and later are not subject to an expiration period and are available to offset 80% of taxable income in the year in which they are utilized. The federal NOL carryforwards generated prior to 2018 will begin to expire in 2026. The state NOLs will begin to expire in 2038 and foreign NOLs do not expire.

The Company anticipates that its assumptions and estimates may change as a result of future guidance and interpretation from the Internal Revenue Service, the FASB, and various other taxing jurisdictions. In particular, the Company anticipates that the U.S. state jurisdictions will continue to determine and announce their conformity with or decoupling from the Tax Act, either in its entirety or with respect to specific provisions. Legislative and interpretive actions could result in adjustments to the Company’s provisional estimates when the accounting for the income tax effects of the Tax Act is completed.

NOTE 11 — BUSINESS SEGMENT INFORMATION

The Company conducts business as two operating segments, Real Estate and Pharmaceuticals. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The Real Estate segment consists of the Company’s real estate holdings, including a building at 520 Broad Street in Newark, New Jersey that houses the Company and certain affiliates and its associated public garage, an office/data center building in Piscataway, New Jersey and a portion of an office building in Israel.

The Pharmaceuticals segment is comprised of debt interests and the Warrant to purchase equity interests in Rafael Pharmaceuticals, a majority equity interest in LipoMedix and Barer. To date, the Pharmaceuticals segment has not generated any revenues.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials and the Real Estate segment based primarily on loss from operations. All investments in Rafael Pharmaceuticals and assets and expenses associated with LipoMedix and Barer are tracked separately in the Pharmaceuticals segment. All corporate costs are allocated to the Real Estate segment.

Operating results for the business segments of the Company are as follows:

(unaudited, in thousands)	Real Estate	Pharmaceuticals	Total
Three Months Ended October 31, 2019
Revenues	$1,210	$—	$1,210
Loss from operations	(1,276)	(266)	(1,542)

Three Months Ended October 31, 2018
Revenues	$1,135	$—	$1,135
Loss from operations	(714)	(406)	(1,120)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended October 31,	2019	2018
	(unaudited)
Revenue from tenants located in Israel	5%	2%

Net long-lived assets and total assets held outside of the United States, which are located in Israel, were as follows:

(unaudited, in thousands)	United States	Israel	Total
October 31, 2019
Long-lived assets, net	$46,962	$1,626	$48,588
Total assets	136,967	3,433	140,400

July 31, 2019
Long-lived assets, net	$47,096	$1,637	$48,733
Total assets	138,535	3,608	142,143

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Under a Founders Agreement among LipoMedix and other parties, two of LipoMedix founders would become entitled to consulting payments in the approximate amounts of $385,000 and $358,000, respectively, upon the satisfaction of certain conditions thereto. LipoMedix believes that those conditions have not been satisfied and does not believe that they are likely to be satisfied until LipoMedix is successful in raising significant capital in the future.

On September 17, 2018, LipoMedix was notified of a claim initiated by one of its founders seeking payment of consulting fees in the amount of approximately $377,000 and seeking to place restrictions on LipoMedix’s bank accounts and other assets to protect his claim. LipoMedix did not believe that the individual had the right to receive any payment at the current time. LipoMedix responded to the demand for the placement of restrictions on its assets. On November 26, 2018, the court denied the request by the founder to place restrictions on the assets. In May 2019, LipoMedix received a letter from the other founder requesting payment of his consulting fees. On July 15, 2019, the parties settled the matters and the two founders will be paid a percentage of future investments and certain other proceeds.

On July 12, 2019, the Company received a Citation and Notification of Penalty from the Occupational Safety and Health Administration of the U.S. Department of Labor or OSHA, related to an OSHA inspection of 520 Broad Street, Newark, New Jersey. The citation seeks to impose penalties related to alleged violations of the Occupation Safety and Health Act of 1970 at 520 Broad Street. On July 31, 2019, the Company filed a Notice of Contest with OSHA contesting the citation in its entirety.

For the matters disclosed above a legal accrual for approximately $225,000 has been made for legal fees and losses believed to be both probable and reasonably estimable, but an exposure to loss may exist in excess of the amount accrued.

The Company may from time to time be subject to legal proceedings that may arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

NOTE 13 — EQUITY

On November 15, 2018, Howard Jonas entered into an agreement to purchase a convertible note from the Company for $15.0 million that was convertible into shares of Class B common stock at $8.47 per share. The term of the note was three years with interest on the principal amount at a rate of 6% per annum, compounded quarterly.

In August 2019, the note including interest of approximately $667,000 was converted into 1,849,749 shares of common stock.

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2019	587,133	$4.90	3.66	$2,877
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled / Forfeited	(259)	4.90	—	—
Outstanding at October 31, 2019	586,874	$4.90	3.41	$2,876
Exercisable at October 31, 2019	586,874	$4.90	3.41	$2,876

During the three months ended October 31, 2019, 259 options were canceled due to employee terminations. At October 31, 2019, there was no unrecognized compensation cost related to non-vested stock options.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

(unaudited)	Number of Non-vested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at July 31, 2019	156,426	$10.41
Granted	5,000	21.26
Vested	—	—
Cancelled / Forfeited	—	—
NON-VESTED SHARES AT October 31, 2019	161,426	$11.41

At October 31, 2019, there was $1.27 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 3.25 years.

NOTE 14 — FUTURE MINIMUM RENTS

Certain of the Company’s properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2021 to 2028. The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of October 31, 2019, under non-cancelable operating leases which expire on various dates through 2028, are as follows:

Year ending July 31,	Related Parties	Other	Total
(unaudited, in thousands)
2020	$1,505	$917	$2,422
2021	2,041	1,112	3,153
2022	2,078	966	3,044
2023	2,117	640	2,757
2024	2,155	538	2,693
Thereafter	1,659	2,494	4,153
Total Minimum Future Rental Income	$11,555	$6,667	$18,222

The Company has related party leases that expire in April 2025 for (i) an aggregate of 88,631 square feet, which includes two parking spots per thousand square feet of space leased at 520 Broad Street, and (ii) 3,595 square feet in Israel. The annual rent is approximately $2.0 million in the aggregate. The related parties have the right to terminate the domestic leases upon four months’ notice, and upon early termination will pay a termination penalty equal to 25% of the portion of the rent due over the course of the remaining term. A related party has the right to terminate the Israeli lease upon four months’ notice. IDT has the right to lease an additional 50,000 square feet, in 25,000-foot increments, in the building located at 520 Broad Street on the same terms as their base lease, and other rights should 25,000 square feet or less remain available to lessees in the building. Upon expiration of the lease, related parties have the right to renew the leases for another five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rafael Holdings, Inc. (“Rafael Holdings” or the “Company”), a Delaware corporation, owns interests in commercial real estate assets and clinical stage pharmaceutical companies. The assets are operated as two separate lines of business.

The commercial real estate holdings consist of a building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and certain affiliated entities, and an associated 800-car public garage, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel.

The pharmaceutical holdings include preferred equity interests and the Warrant to purchase additional equity interests in Rafael Pharmaceuticals, Inc., or Rafael Pharmaceuticals, which is a clinical stage, oncology-focused, pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in LipoMedix Pharmaceuticals Ltd., or LipoMedix, a clinical stage oncological pharmaceutical company based in Israel In addition, we have recently established the Barer Institute or Barer, a wholly-owned early stage venture focused on developing a pipeline of therapeutic compounds, including compounds to regulate cancer metabolism.  The venture is pursuing collaborative research agreements with leading scientists from top academic institutions.

Results of Operations

Our business consists of two reportable segments - Real Estate and Pharmaceuticals. We evaluate the performance of our Real Estate segment based primarily on income (loss) from operations and our Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials. Accordingly, the income and expense line items below loss from operations are only included in the discussion of consolidated results of operations.

Three Months Ended October 31, 2019 Compared to Three Months Ended October 31, 2018

Real Estate Segment

Revenues. Revenues increased by approximately $75,000 in the three months ended October 31, 2019 compared to the three months ended October 31, 2018 due to additional third-party tenants in 520 Broad Street whostarted rental payments after the start of fiscal 2019 and management fees billed to Rafael Pharmaceuticals.

Selling, general and administrative expenses. Selling, general and administrative expenses consists mainly of payroll, benefits, facilities and consulting and professional fees. Selling, general and administrative expense increased by approximately $580,000 in the three months ended October 31, 2019 compared to the three months ended October 31, 2018 due primarily to increased payroll in the first quarter of 2020 and increased costs of building maintenance and repairs.

Depreciation and amortization expenses. Depreciation and amortization expenses in the three months ended October 31, 2019 increased due to increased fixed assets in place from building improvements compared to the same period in the prior year.

	Three Months Ended October 31,		Change
	2019	2018	$	%
	(unaudited, in thousands)
Rental – Third Party Revenue	$346	$383	$(37)	(10)%
Rental – Related Party Revenue	520	521	(1)	—
Parking Revenue	224	231	(7)	(3)
Other – Related Party	120	—	120	100
Selling, general and administrative	(2,020)	(1,420)	(600)	42
Depreciation and amortization	(466)	(429)	(37)	9
Loss from operations	$(1,276)	$(714)	$(562)	79%

Pharmaceuticals Segment

To date, the Pharmaceuticals segment has not generated any revenues. The expenses in the Pharmaceuticals segment relate to the activities of LipoMedix and Barer.

	Three Months Ended October 31,		Change
	2019	2018	$	%
	(unaudited, in thousands)
Selling, general and administrative	$21	$33	$12	36%
Research and development	245	373	128	34
Depreciation and amortization	—	—	—	—
Loss from operations	$266	$406	$140	35%

Consolidated operations

Our consolidated income and expense line items below loss from operations were as follows:

	Three Months Ended October 31,		Change
	2019	2018	$	%
	(unaudited, in thousands)
Loss from operations	$(1,542)	$(1,120)	$(422)	38%
Interest (expense) income, net	(64)	101	(165)	(74)
Net loss resulting from foreign exchange transactions	(5)	—	(5)	(100)
Loss on sales of marketable securities, net	—	(10)	10	100
Unrealized gain on sales of marketable securities	—	333	(333)	(100)
Unrealized loss on investments – Hedge Funds	(37)	—	(37)	100
Loss before income taxes	(1,648)	(696)	(952)	137
(Provision for) benefit from income taxes	(4)	31	(35)	(112)
Net Loss	(1,652)	(665)	(987)	148
Net loss attributable to noncontrolling interests	(54)	(184)	130	71
Net loss attributable to Rafael Holdings, Inc.	$(1,598)	$(481)	$(1,117)	232%

Interest (expense) income, net. Interest (expense) income, net decreased in the three months ended October 31, 2019 due to a reduction in cash and marketable securities and interest recorded on the convertible note.

Net loss resulting from foreign exchange transactions.  Net loss resulting from foreign exchange transactions is comprised entirely from changes in movements in New Israeli Shekels relative to the U.S. Dollar.

Loss on sales of marketable securities and unrealized loss on investments. The Company liquidated all marketable securities in January 2019 in connection with the partial exercise of the Warrant.

Net Income attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests was due to the net loss attributable to the noncontrolling interests in LipoMedix.

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

As of October 31, 2019, we had cash and cash equivalents of $10.8 million. We expect our cash from operations in the next twelve months and the balance of cash and cash equivalents and liquid marketable securities that we held as of October 31, 2019 to be sufficient to meet our currently anticipated working capital, research and development, and capital expenditure requirements during the twelve months from the issuance of these consolidated financial statements.

	October 31,
(unaudited, in thousands)	2019	2018
Cash flows (used in) provided by
Operating activities	$(936)	$(724)
Investing activities	(321)	(5,159)
Financing activities	—	118
Effect of exchange rates on cash and cash equivalents	4	48
Decrease in cash and cash equivalents	$(1,253)	$(5,717)

Operating Activities

Our cash flow from operations varies from year to year and quarter to quarter, depending on our operating results and the timing of operating cash receipts and payments, specifically payments of trade accounts payable.

The increase in cash used in operating activities in the three months ended October 31, 2019 as compared to the three months ended October 31, 2018 related to increased operations at the Barer Institute.

Investing Activities

Cash used in investing activities for the three months ended October 31, 2019 related to building improvements made to our real estate holdings.

Financing Activities

There was no cash provided by or used in financing activities for the three months ended October 31, 2019.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to our financial statements included in our 2019 Form 10-K.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Company’s Annual Report on Form 10-K for fiscal 2019 (“2019 Form 10-K”). There have been no material changes in our critical accounting policies and procedures during the three months ended October 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no significant changes in our market risk exposures from those described in Item 7A of our 2019 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2019.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 12 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Item 1A Risk Factors contained in our 2019 Form 10-K includes a discussion of risk factors related to investment in our common stock which is incorporated herein. There were no material changes from the risk factors associated with our business previously disclosed in Part I, Item 1A “Risk Factors” of our 2019 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rafael Holdings, Inc.

Date: December 9, 2019	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

	By:	/s/ David Polinsky
David Polinsky Chief Financial Officer