Form 10-Q
period 2020-01-31
Rafael Holdings, Inc.
filed 2020-03-05
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of March 2, 2020 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	15,031,723 shares

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	January 31,	July 31,
	2020	2019

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,522	$12,024
Trade accounts receivable, net of allowance for doubtful accounts of $170 and $122 at January 31, 2020 and July 31, 2019, respectively	325	450
Due from Rafael Pharmaceuticals	118	280
Prepaid expenses and other current assets	326	507
Total current assets	10,291	13,261

Property and equipment, net	48,250	48,733
Investments – Rafael Pharmaceuticals	70,018	70,018
Investments – Other Pharmaceuticals	2,000	2,000
Investments – Hedge Funds	5,645	5,125
Deferred income tax assets, net	7	19
In-process research and development and patents	1,575	1,575
Other assets	1,450	1,412

TOTAL ASSETS	$139,236	$142,143

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable	$569	$795
Accrued expenses	579	605
Other current liabilities	48	27
Total current liabilities	1,196	1,427

Due to Related Party	29	65
Convertible note, net of discount of $0 and $54 – Related Party	—	14,946
Other liabilities	92	292
Accrued interest on convertible note – Related Party	—	649
TOTAL LIABILITIES	1,317	17,379

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 50,000,000 shares authorized, 787,163 shares issued and outstanding as of January 31, 2020 and July 31, 2019	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 15,020,485 and 13,142,502 shares issued and outstanding as of January 31, 2020 and July 31, 2019, respectively	149	131
Additional paid-in capital	128,843	112,898
Accumulated deficit	(8,691)	(5,840)
Accumulated other comprehensive income related to foreign currency translation adjustment	3,756	3,784
Total equity attributable to Rafael Holdings, Inc.	124,065	110,981
Noncontrolling interests	13,854	13,783
TOTAL EQUITY	137,919	124,764

TOTAL LIABILITIES AND EQUITY	$139,236	$142,143

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019

REVENUE:
Rental – Third Party	$370	$306	$716	$689
Rental – Related Party	527	522	1,047	1,043
Parking	219	189	443	420
Other – Related Party	120	—	240	—
Total Revenue	1,236	1,017	2,446	2,152

COSTS AND EXPENSES
Selling, general and administrative	2,221	1,716	4,262	3,169
Research and development	448	276	693	649
Depreciation and amortization	473	431	939	860
Loss from Operations	(1,906)	(1,406)	(3,448)	(2,526)
Interest income (expense), net	33	767	(31)	868
Net loss resulting from foreign exchange transactions	—	—	(5)	—
Gain on sales of marketable securities, net	—	103	—	330
Unrealized gain (loss) on Investments – Hedge Funds	557	(148)	520	(52)
Loss Before Income Taxes	(1,316)	(684)	(2,964)	(1,380)
(Provision for) benefit from income taxes	(12)	(17)	(16)	14
Net Loss	(1,328)	(701)	(2,980)	(1,366)
Net (loss) income attributable to noncontrolling interests	(75)	320	(129)	136
Net Loss attributable to Rafael Holdings, Inc.	$(1,253)	$(1,021)	$(2,851)	$(1,502)

OTHER COMPREHENSIVE INCOME (LOSS)
Net Loss	$(1,328)	$(701)	$(2,980)	$(1,366)
Foreign currency translation adjustments	(34)	80	(28)	2
Total Comprehensive Loss	(1,362)	(621)	(3,008)	(1,364)
Comprehensive (loss) income attributable to noncontrolling interests	(18)	15	(16)	23
Total Comprehensive Loss attributable to Rafael Holdings, Inc.	$(1,344)	$(636)	$(2,992)	$(1,387)

Loss Per Share:
Basic and diluted	$(0.08)	$(0.08)	$(0.18)	$(0.12)

Weighted average number of shared used in calculation of loss per share:
Basic and diluted	15,790,400	13,489,583	15,715,442	12,634,389

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share and per share data)

	Three Months Ended January 31, 2020
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE AT NOVEMBER 1, 2019	787,163	$8	14,997,251	$149	$128,642	$(7,438)	$3,790	$13,811	$138,962
Net loss	—	—	—	—	—	(1,253)	—	(75)	(1,328)
Stock based compensation	—	—	15,863	—	109	—	—	—	109
Stock based compensation to Board of Directors	—	—	12,609	—	208	—	—	—	208
Shares withheld for payroll taxes	—	—	(5,238)	—	(116)	—	—	—	(116)
Conversion of LipoMedix Bridge Notes	—	—	—	—	—	—	—	118	118
Foreign currency translation adjustment	—	—	—	—	—	—	(34)	—	(34)
BALANCE AT JANUARY 31, 2020	787,163	$8	15,020,485	$149	$128,843	$(8,691)	$3,756	$13,854	$137,919

	Six Months Ended January 31, 2020
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE AT AUGUST 1, 2019	787,163	$8	13,142,502	$131	$112,898	$(5,840)	$3,784	$13,783	$124,764
Net loss	—	—	—	—	—	(2,851)	—	(129)	(2,980)
Stock based compensation	—	—	20,863	—	203	—	—	—	203
Stock based compensation to Board of Directors	—	—	12,609	—	208	—	—	—	208
Shares issued for convertible debt	—	—	1,849,749	18	15,650	—	—	—	15,668
Shares withheld for payroll taxes	—	—	(5,238)	—	(116)	—	—	—	(116)
Conversion of LipoMedix Bridge Notes	—	—	—	—	—	—	—	200	200
Foreign currency translation adjustment	—	—	—	—	—	—	(28)	—	(28)
BALANCE AT JANUARY 31, 2020	787,163	$8	15,020,485	$149	$128,843	$(8,691)	$3,756	$13,854	$137,919

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share and per share data)

	Three Months Ended January 31, 2019
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE AT NOVEMBER 1, 2018	787,163	$8	11,786,397	$118	$103,784	$(1,628)	$4,160	$9,243	$115,685
Net loss	—	—	—	—	—	(1,021)	—	320	(701)
Purchase of Class B Common Shares	—	—	1,254,200	12	8,630	—	—	—	8,642
Stock based compensation to Board of Directors	—	—	12,609	—	107	—	—	—	107
Stock based compensation	—	—	70,718	1	34	—	—	—	35
Stock options exercised	—	—	9,145	—	45	—	—	—	45
Debt discount on convertible debt	—	—	—	—	71	—	—	—	71
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	4,587	4,587
Foreign currency translation adjustment	—	—	—	—	—	—	(80)	—	(80)
BALANCE AT JANUARY 31, 2019	787,163	$8	13,133,069	$131	$112,671	$(2,649)	$4,080	$14,150	$128,391

	Six Months Ended January 31, 2019
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE AT AUGUST 1, 2018	787,163	$8	11,762,346	$118	$103,636	$(1,108)	$4,043	$9,427	$116,124
Net loss	—	—	—	—	—	(1,502)	—	136	(1,366)
Adoption effect of ASU 2016-01	—	—	—	—	—	(39)	39	—	—
Purchase of Class B Common Shares	—	—	1,254,200	12	8,630	—	—	—	8,642
Stock based compensation to Board of Directors	—	—	12,609	—	107	—	—	—	107
Stock based compensation	—	—	70,718	1	64	—	—	—	65
Stock options exercised	—	—	33,196	—	163	—	—	—	163
Debt discount on convertible debt	—	—	—	—	71	—	—	—	71
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	4,587	4,587
Foreign currency translation adjustment	—	—	—	—	—	—	(2)	—	(2)
BALANCE AT JANUARY 31, 2019	787,163	$8	13,133,069	$131	$112,671	$(2,649)	$4,080	$14,150	$128,391

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended January 31,
	2020	2019
Operating activities
Net loss	$(2,980)	$(1,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	939	860
Deferred income taxes	12	(15)
Interest income on Series D Convertible Note	—	(848)
Net gain on sales of marketable securities	—	(330)
Unrealized (gain) loss on investments – Hedge Funds	(520)	52
Provision for doubtful accounts	48	9
Non-cash compensation	411	172
Amortization of debt discount	54	5
Change in assets and liabilities:
Trade accounts receivable	77	(78)
Prepaid expenses and other current assets	181	(186)
Other assets	(38)	(82)
Accounts payable and accrued expenses	(252)	296
Due to/from related parties	126	588
Other current liabilities	—	39
Other liabilities	42	(15)
Net cash used in operating activities	(1,900)	(899)

Investing activities
Purchases of property and equipment	(456)	(58)
Proceeds from sale and maturity of marketable securities, net	—	25,031
Investment in Rafael Pharmaceuticals	—	(55,870)
Net cash used in investing activities	(456)	(30,897)

Financing activities
Contribution from noncontrolling interest of consolidated entity	—	4,587
Repayment of Loan from Rafael Pharmaceuticals	—	3,300
Proceeds from exercise of options	—	163
Proceed from sale of shares	—	7,777
Proceeds from convertible notes payable - Related Party	—	15,000
Payments for taxes related to shares withheld for employee taxes	(116)	—
Net cash (used in) provided by financing activities	(116)	30,827
Effect of exchange rate changes on cash and cash equivalents	(30)	(65)
Net decrease in cash and cash equivalents	(2,502)	(1,034)
Cash and cash equivalents at beginning of period	12,024	15,803
Cash and cash equivalents at end of period	$9,522	$14,769

Supplemental Schedule of Non-Cash Investing and Financing Activities
Adoption effect of ASU 2016-01	$—	$39
Beneficial conversion feature of convertible debt – Related Party	$—	$71
Debt and accrued interest converted to Series D Preferred Stock	$—	$10,848
Related Party deposit utilized to purchase Class B Common Stock	$—	$864
Conversion of LipoMedix Bridge Note	$200	$—
Conversions of related party convertible notes payable and accrued interest	$15,668	$—

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

The pharmaceutical holdings include preferred equity interests and a warrant to purchase additional equity interests in Rafael Pharmaceuticals, Inc., or Rafael Pharmaceuticals, which is a clinical stage, oncology-focused, pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in LipoMedix Pharmaceuticals Ltd., or LipoMedix, a clinical stage oncological pharmaceutical company based in Israel. In addition, we have more recently established the Barer Institute (“Barer”), a wholly-owned early stage venture focused on developing a pipeline of therapeutic compounds, including compounds to regulate cancer metabolism. The venture is pursuing collaborative research agreements with leading scientists from top academic institutions.

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

All majority-owned subsidiaries are consolidated with all intercompany transactions and balances being eliminated in consolidation. The entities included in these financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Rafael Holdings, Inc.	United States – Delaware
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT 225 Old NB Road, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Realty Holdings, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100%
Pharma Holdings, LLC	United States – Delaware	90%
CS Pharma Holdings, LLC	United States – Delaware	45%*
LipoMedix Pharmaceuticals Ltd.	Israel	57.9%

*	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership in Pharma Holdings, LLC and, therefore, an effective 45% interest in CS Pharma Holdings, LLC.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2020 refers to the fiscal year ending July 31, 2020).

Operating results for the three and six months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020. The balance sheet at July 31, 2019 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019, or the 2019 Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Research and Development Costs and Expenses

Research and development costs and expenses consist primarily of salaries and related personnel expenses, stock-based compensation, fees paid to external service providers, laboratory supplies, costs for facilities and equipment, license costs, and other costs for research and development activities. Research and development expenses are recorded in operating expenses in the period in which they are incurred. Estimates have been used in determining the liability for certain costs where services have been performed but not yet invoiced. The Company monitors levels of performance under each significant contract for external service providers, including the extent of patient enrollment and other activities through communications with the service providers to reflect the actual amount expended.

Contingent milestone payments associated with acquiring rights to intellectual property are recognized when probable and estimable. These amounts are expensed to research and development when there is no alternative future use associated with the intellectual property.

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

Recently Adopted Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) in February 2016. The new standard, as amended by subsequent accounting updates thereto, replaces historical lease accounting guidance and requires lessees to account for a lease by recognizing right-of-use (ROU) asset and corresponding lease liability on the balance sheet. Lessor accounting under Topic 842 is largely unchanged from historical U.S. GAAP and generally aligns with accounting for revenue from contracts with customers (Topic 606).

The Company initially adopted the new lease accounting standard as of August 1, 2019 and elected the optional transition method to apply the new standard prospectively. The Company elected the package of transition practical expedients, and therefore did not reassess: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. Further, as of January 31, 2020 the Company was not a lessee under any leasing arrangements. which had, and will have, the following impacts on the Company:

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

The Company owns equity interests and rights in Rafael Pharmaceuticals through a 90%-owned non-operating subsidiary, Pharma Holdings, LLC, or Pharma Holdings.

Pharma Holdings owns 50% of CS Pharma Holdings, LLC (“CS Pharma”), a non-operating entity that owns equity interests in Rafael Pharmaceuticals. Accordingly, the Company holds an effective 45% indirect interest in the assets held by CS Pharma.

Howard Jonas, Chairman of the Board and Chief Executive Officer of the Company, and Chairman of the Board of Rafael Pharmaceuticals owns 10% of Pharma Holdings.

Pharma Holdings holds 36.7 million shares of Rafael Pharmaceuticals Series D Convertible Preferred Stock and a warrant to increase the collective ownership of Pharma Holdings and CS Pharma to up to 56% of the fully diluted equity interests in Rafael Pharmaceuticals (the “Warrant”). The Warrant is exercisable at the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments, and will expire upon the earlier of December 31, 2020, a qualified initial public offering, or liquidation event of Rafael Pharmaceuticals.

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

The Series D Convertible Preferred Stock has a stated value of $1.25 per share (subject to appropriate adjustment to reflect any stock split, combination, reclassification or reorganization of the Series D Preferred Stock or any dilutive issuances, as described below). Holders of Series D Stock are entitled to receive non-cumulative dividends when, as and if declared by the board of Rafael Pharmaceuticals, prior to any dividends to any other class of capital stock of Rafael Pharmaceuticals. In the event of any liquidation, dissolution or winding up of the Company, or in the event of any deemed liquidation, proceeds from such liquidation, dissolution, winding up shall be distributed first to the holders of Series D Stock. Except with respect to certain major decisions, or as required by law, holders of Series D Stock vote together with the holders of the other preferred stock and common stock and not as a separate class.

The Company serves as the managing member of Pharma Holdings, and Pharma Holdings serves as the managing member of CS Pharma, with broad authority to make all key decisions regarding their respective holdings. Any distributions that are made to CS Pharma from Rafael Pharmaceuticals that are in turn distributed by CS Pharma, will need to be made pro rata to all members, which would entitle Pharma Holdings to 50% (based on current ownership) of such distributions. Similarly, if Pharma Holdings were to distribute proceeds it receives from CS Pharma, it would do so on a pro rata basis, entitling the Company to 90% (based on current ownership) of such distributions.

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

Howard Jonas has additional contractual rights to receive additional Rafael Pharmaceutical shares (“Bonus Shares”) for an additional 10% of the fully diluted capital stock of Rafael Pharmaceuticals upon the achievement of certain milestones. The additional 10% is based on the fully diluted capital stock of Rafael Pharmaceuticals, excluding the remainder for the Warrant, at the time of issuance. If any of the milestones are met, the Bonus Shares are to be issued without any additional payment. Howard Jonas has the right to transfer the Bonus Shares, in his discretion, to others, including those who are instrumental to the future success of Rafael Pharmaceuticals.

NOTE 4 — INVESTMENT IN LIPOMEDIX

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

The Company holds 57.9% of the issued and outstanding ordinary shares of LipoMedix and has consolidated this investment from the second quarter of fiscal 2018.

In July 2018, the Company provided no-interest bridge financing of $875,000 to LipoMedix (the “2018 Bridge Note”), which was converted into 1,650,943 shares of LipoMedix on January 20, 2020 in accordance with its terms, thereby increasing the Company’s ownership from 52.1% to 57.9%.

In April 2019, the Company provided no-interest bridge financing of $250,000 to LipoMedix (the “2019 Bridge Note”). The 2019 Bridge Note converted into 471,698 shares of LipoMedix on September 28, 2019 which increased the Company’s ownership on that date from 50.6% to 52.1%.

In November 2019, the Company provided bridge financing in the principal amount of $100,000 to LipoMedix with a maturity date of May 3, 2020. Under the terms of the note, as long as it remains outstanding, LipoMedix may not incur any additional debt, make any shareholder distributions, or assume any liens on property or assets.

In January 2020, the Company provided bridge financing in the principal amount of $125,000 to LipoMedix with a maturity date of May 3, 2020. Under the terms of the note, as long as it remains outstanding, LipoMedix may not incur any additional debt, make any shareholder distributions, or assume any liens on property or assets.

NOTE 5 — FAIR VALUE MEASUREMENTS

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

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of January 31, 2020 and July 31, 2019:

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:	(unaudited, in thousands)
Hedge Funds	$—	$—	$5,645	$5,645
Total	$—	$—	$5,645	$5,645

	July 31, 2019
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:	(unaudited, in thousands)
Hedge Funds	$—	$—	$5,125	$5,125
Total	$—	$—	$5,125	$5,125

At January 31, 2020 and July 31, 2019, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Six Months Ended January 31,
	2020	2019
	(unaudited, in thousands)
Balance, beginning of period	$5,125	$12,118
Conversion of Series D Convertible Note	—	(7,900)
Total gain included in earnings	520	(52)
Balance, end of period	$5,645	$4,166

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

Cash and cash equivalents, prepaid expenses and other current assets, and other current liabilities. At January 31, 2020 and July 31, 2019, the carrying amount of these assets and liabilities approximated fair value because of the immediate or short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1 and other current assets, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At January 31, 2020 and July 31, 2019, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s financial instruments include trade accounts receivable, trade accounts payable, and due from related parties. The recorded carrying amount of trade accounts receivable, trade accounts payable and due from related parties approximate their fair value due to their short-term nature. Other than noted above, the Company did not have any other assets or liabilities that were measured at fair value on a recurring basis as of January 31, 2020 or July 31, 2019.

NOTE 6 — TRADE ACCOUNTS RECEIVABLE

Trade Accounts Receivable consisted of the following:

	January 31, 2020	July 31, 2019
	(unaudited, in thousands)
Trade Accounts Receivable – Third Party	$449	$561
Trade Accounts Receivable – Related Party	46	11
Less: Allowance for Doubtful Accounts	(170)	(122)
Trade Accounts Receivable, net	$325	$450

The current portion of deferred rental income included in Prepaid Expenses and Other Current Assets was approximately $23,000 and $34,000 as of January 31, 2020 and July 31, 2019, respectively.

The noncurrent portion of deferred rental income included in Other Assets was approximately $1.4 million as of January 31, 2020 and July 31, 2019.

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	January 31, 2020	July 31, 2019
	(unaudited, in thousands)
Building and Improvements	$54,676	$54,241
Land	10,412	10,412
Furniture and Fixtures	1,145	1,145
Other	276	255
	66,509	66,053
Less: Accumulated Depreciation and Amortization	(18,259)	(17,320)
Total	$48,250	$48,733

Other property and equipment consists of furniture and fixtures, office and other equipment and miscellaneous computer hardware.

Depreciation and amortization expense pertaining to property and equipment was approximately $473,000 and $431,000 for the three months ended January 31, 2020 and 2019, respectively, and $939,000 and $860,000 for the six months ended January 31, 2020 and 2019, respectively.

The Company’s headquarters are located at 520 Broad Street in Newark where it occupies office space in the building owned by its subsidiary.

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

The following table summarizes the Company’s potentially dilutive securities which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	January 31, 2020	July 31, 2019
	(unaudited)
Stock Options	586,874	587,133
Convertible Note	—	1,847,594
Total	586,874	2,434,727

In the three and six months ended January 31, 2020 and 2019, the diluted loss per share computation equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and conversion of the convertible note would have been anti-dilutive.

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company has historically maintained an intercompany balance due to/from related parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT. This is partially offset by rental income paid to the Company by various companies under common control to IDT. The Company recorded expense of approximately $142,000 in related party services to IDT, of which approximately $29,000 is included in due to related parties at January 31, 2020.

The Company provides Rafael Pharmaceuticals with administrative, finance, accounting, tax and legal services. Howard S. Jonas serves as a Chairman of the Board of Rafael Pharmaceuticals and owns an equity interest in Rafael Pharmaceuticals. The Company billed Rafael Pharmaceuticals $120,000 during each of the first and second quarters of fiscal 2020. As of January 31, 2020, Rafael Pharmaceuticals owed the Company $120,000 included in “Due from Rafael Pharmaceuticals”.

On November 15, 2018, Howard Jonas entered into an agreement to purchase a convertible note from the Company for $15.0 million convertible into shares of Class B common stock at $8.47 per share. The term of the note was three years with interest on the principal amount at a rate of 6% per annum, compounded quarterly. At issuance, the Company recorded a debt discount of approximately $70,000 related to the beneficial conversion feature of the note and amortized approximately $16,000 of the discount in fiscal 2019 which was recorded as interest expense. In addition, the Company recorded approximately $650,000 of interest expense for the year ended July 31, 2019. In August 2019, the note including accrued interest of approximately $667,000 was converted into 1,849,749 shares of common stock.

On January 10, 2019, Pharma Holdings partially exercised a warrant to purchase 5.1 million shares of Series D Convertible Preferred Stock of Rafael Pharmaceuticals for $6.4 million, of which $640,000 was contributed by Howard Jonas.

On January 23, 2019, Pharma Holdings partially exercised a warrant to purchase 36.3 million shares of Series D Convertible Preferred Stock of Rafael Pharmaceuticals for $34.4 million, of which $3.4 million was contributed by Howard Jonas.

On January 29, 2020, in connection with the vesting of certain restricted shares of Class B common stock held by an officer of the Company, the Company withheld 5,238 shares to pay for the payroll taxes on the officer’s behalf, totalling approximately $116,000.

The Company leases space to related parties which represented approximately 43% and 51% of the Company’s total revenue for the three months ended January 31, 2020 and 2019, respectively, and 43% and 48% for the six months ended January 31, 2020 and 2019, respectively. See Note 14 for future minimum rent payments from related parties and other tenants.

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

At July 31, 2019, the Company had federal net operating loss (“NOL”) carryforwards from domestic operations of approximately $22.3 million to offset future taxable income. The Company has state NOLs of $3.2 million. The Company has NOL carryforwards from foreign operations of $1.2 million. As part of the Tax Act, federal NOLs generated in 2018 and later are not subject to an expiration period and are available to offset 80% of taxable income in the year in which they are utilized. The federal NOL carryforwards generated prior to 2018 will begin to expire in 2026. The state NOLs will begin to expire in 2038 and foreign NOLs do not expire.

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

NOTE 11 — BUSINESS SEGMENT INFORMATION

The Company conducts business as two operating segments, Real Estate and Pharmaceuticals. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s President.

The Real Estate segment consists of the Company’s real estate holdings, including a building at 520 Broad Street in Newark, New Jersey that houses headquarters for the Company and certain affiliates and its associated public garage, an office/data center building in Piscataway, New Jersey and a portion of an office building in Israel.

The Pharmaceuticals segment is comprised of preferred equity interests and the Warrant to purchase equity interests in Rafael Pharmaceuticals, a majority equity interest in LipoMedix and Barer. To date, the Pharmaceuticals segment has not generated any revenues.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials and the Real Estate segment based primarily on results of operations. All investments in Rafael Pharmaceuticals and assets and expenses associated with LipoMedix and Barer are tracked separately in the Pharmaceuticals segment. All corporate costs are allocated to the Real Estate segment.

Operating results for the business segments of the Company are as follows:

(unaudited, in thousands)	Real Estate	Pharmaceuticals	Total
Three Months Ended January 31, 2020
Revenues	$1,236	$—	$1,236
Loss from operations	(1,392)	(514)	(1,906)

Three Months Ended January 31, 2019
Revenues	$1,017	$—	$1,017
Loss from operations	(1,109)	(297)	(1,406)

(unaudited, in thousands)	Real Estate	Pharmaceuticals	Total
Six Months Ended January 31, 2020
Revenues	$2,446	$—	$2,446
Loss from operations	(2,668)	(780)	(3,448)

Six Months Ended January 31, 2019
Revenues	$2,152	$—	$2,152
Loss from operations	(1,823)	(703)	(2,526)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from tenants located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended January 31, (unaudited)	2020	2019

Revenue from tenants located in Israel	6%	2%

Six Months Ended January 31, (unaudited)	2020	2019

Revenue from tenants located in Israel	6%	2%

Net long-lived assets and total assets held outside of the United States, which are located in Israel, were as follows:

(unaudited, in thousands)	United States	Israel	Total
January 31, 2020
Long-lived assets, net	$46,623	$1,627	$48,250
Total assets	135,699	3,537	139,236

July 31, 2019
Long-lived assets, net	$47,096	$1,637	$48,733
Total assets	138,535	3,608	142,143

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

On July 12, 2019, the Company received a Citation and Notification of Penalty from the Occupational Safety and Health Administration of the U.S. Department of Labor or OSHA, related to an OSHA inspection of 520 Broad Street, Newark, New Jersey. The citation seeks to impose penalties related to alleged violations of the Occupation Safety and Health Act of 1970 at 520 Broad Street. On July 31, 2019, the Company filed a Notice of Contest with OSHA contesting the citation in its entirety. On February 14, 2020 the Company entered into a Settlement Agreement with OSHA, as related to the citation received on July 12, 2019. As part of the Settlement Agreement, the Company agreed to pay a penalty of $127,294 in eight quarterly installment payments through November 2021.

The Company accounts for contingencies when a loss is considered probable and can be reasonably estimated. For the matters disclosed above a legal accrual for approximately $225,000 has been recorded for legal fees and losses believed to be both probable and reasonably estimable, but an exposure to additional loss may exist in excess of the amount accrued.

On December 31, 2019, an employee of the Company filed a complaint in connection with the incident that led to the OSHA inspection noted above for personal injuries against the Company and other parties in the New Jersey Supreme Court for an incident that took place on January 31, 2019 at 520 Broad Street. The Company intends to vigorously defend this matter. The loss is considered remote and no accrual has been recorded.

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

In August 2019, the note including interest of approximately $667,000 was converted into 1,849,749 shares of Class B common stock.

Pursuant to the Company’s 2018 Equity Incentive Plan, each of our three non-employee directors of the Company was granted 4,203 restricted shares of our Class B common stock in January 2020 which fully vested on the date of the grant. The fair value of the awards on the date of the grant was approximately $208,000 which was included in selling, general and administrative expense.

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2019	587,133	$4.90	3.66	$2,877
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled / Forfeited	(259)	4.90	—	—
Outstanding at January 31, 2020	586,874	$4.90	3.15	$2,876
Exercisable at January 31, 2020	586,874	$4.90	3.15	$2,876

During the six months ended January 31, 2020, 259 options were canceled due to employee terminations. At January 31, 2020, there was no unrecognized compensation cost related to non-vested stock options.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

(unaudited)	Number of Non-vested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at July 31, 2019	156,426	$10.41
Granted	20,863	20.49
Vested	(14,144)	17.25
Cancelled / Forfeited	—	—
NON-VESTED SHARES AT January 31, 2020	163,145	$11.91

At January 31, 2020, there was $1.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 2.40 years.

NOTE 14 — LEASES

The Company is the lessor of certain properties which are leased to tenants under net operating leases with initial term expiration dates ranging from 2021 to 2028. Lease income included on the Consolidated Statements of Operations for the three and six months ended January 31, 2020, was $1.2 million and $2.4 million, respectively.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of January 31, 2020, under non-cancelable operating leases which expire on various dates through 2028 are as follows:

Year ending July 31,	Related Parties	Other	Total
(unaudited, in thousands)
2020	$1,006	$598	$1,604
2021	2,041	1,115	3,156
2022	2,078	968	3,046
2023	2,117	640	2,757
2024	2,155	538	2,693
Thereafter	1,659	2,494	4,153
Total Minimum Future Rental Income	$11,056	$6,353	$17,409

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

NOTE 15 — SUBSEQUENT EVENTS

On February 3, 2020, Rafael Pharmaceuticals entered into a Line of Credit Loan Agreement (“Line of Credit Agreement”) with RP Finance, LLC (“RP Finance”), which provides a revolving commitment of up to $50,000,000 to fund clinical trials and other capital needs.

The Company owns 37.5% of the equity interests in RP Finance and is required to fund 37.5% of funding requests from Rafael Pharmaceuticals under the Line of Credit Agreement. Howard Jonas, the Company’s Chairman and Chief Executive Officer, is Chairman of the Board of Rafael Pharmaceuticals and owns an equity interest in Rafael Pharmaceuticals. Mr. Jonas owns 37.5% of the equity interests in RP Finance, and is required to fund 37.5% of funding requests from Rafael Pharmaceuticals under the Line of Credit Agreement. The remaining 25% equity interests in RP Finance is owned by other shareholders of Rafael Pharmaceuticals.

Under the Line of Credit Agreement, all funds borrowed will bear interest at the mid-term Applicable Federal Rate published by the U.S. Internal Revenue Service. The maturity date is the earlier of February 3, 2025, upon a change of control of Rafael Pharmaceuticals or a sale of Rafael Pharmaceuticals or its assets. Rafael Pharmaceuticals can draw on the facility on 60 days’ notice. The funds borrowed under the Line of Credit Agreement must be repaid out of certain proceeds from equity sales by Rafael Pharmaceuticals.

In connection with entering into the Line of Credit Agreement, Rafael Pharmaceuticals agreed to issue to RP Finance shares of its common stock representing 12% of the issued and outstanding shares of Rafael Pharmaceuticals common stock, with such interest subject to anti-dilution protection as set forth in the Line of Credit Agreement.

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

Results of Operations

Our business consists of two reportable segments – Real Estate and Pharmaceuticals. We evaluate the performance of our Real Estate segment based primarily on results of operations and our Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials. Accordingly, the income and expense line items below loss from operations are only included in the discussion of consolidated results of operations.

Three and Six Months Ended January 31, 2020 Compared to Three and Six Months Ended January 31, 2019

Real Estate Segment

Revenues. Revenues increased by approximately $219,000 and $294,000 in the three and six months ended January 31, 2020, respectively, compared to the three and six months ended January 31, 2019, due to additional third-party tenants in 520 Broad Street who started rental payments after the start of fiscal 2019, increased parking revenue and revenue from management fees billed to Rafael Pharmaceuticals for services performed on their behalf.

Selling, general and administrative expenses. Selling, general and administrative expenses consists mainly of payroll, benefits, facilities and consulting and professional fees. Selling, general and administrative expense increased by approximately $460,000 and $1.1 million in the three and six months ended January 31, 2020, respectively, compared to the three and six months ended January 31, 2019, due primarily to increased payroll and bonus payments in the first and second quarters of fiscal 2020, as well as increased costs of building maintenance and repairs.

Depreciation and amortization expenses. Depreciation and amortization expenses in the three and six months ended January 31, 2020 increased due to increased fixed assets in place from building improvements compared to the same periods in the prior year.

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(unaudited, in thousands)
Rental – Third Party Revenue	$370	$306	$64	20.9%
Rental – Related Party Revenue	527	522	5	1.0%
Parking Revenue	219	189	30	15.9%
Other – Related Party	120	—	120	100.0%
Selling, general and administrative	(2,156)	(1,696)	(460)	27.1%
Depreciation and amortization	(472)	(430)	(42)	9.8%
Loss from operations	$(1,392)	$(1,109)	$(283)	25.5%

	Six Months Ended January 31,		Change
	2020	2019	$	%
	(unaudited, in thousands)
Rental – Third Party Revenue	$716	$689	$27	3.9%
Rental – Related Party Revenue	1,047	1,043	4	0.4%
Parking Revenue	443	420	23	5.5%
Other – Related Party	240	—	240	100.0%
Selling, general and administrative	(4,176)	(3,116)	(1,060)	34.0%
Depreciation and amortization	(938)	(859)	(79)	9.2%
Loss from operations	$(2,668)	$(1,823)	$(845)	46.4%

Pharmaceuticals Segment

To date, the Pharmaceuticals segment has not generated any revenues. The expenses in the Pharmaceuticals segment relate to the activities of LipoMedix and Barer.

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(unaudited, in thousands)
Selling, general and administrative	$(65)	$(20)	$(45)	225.0%
Research and development	(448)	(276)	(172)	62.3%
Depreciation and amortization	(1)	(1)	—	—
Loss from operations	$(514)	$(297)	$(217)	73.1%

	Six Months Ended January 31,		Change
	2020	2019	$	%
	(unaudited, in thousands)
Selling, general and administrative	$(86)	$(53)	$(33)	62.3%
Research and development	(693)	(649)	(44)	6.8%
Depreciation and amortization	(1)	(1)	—	—
Loss from operations	$(780)	$(703)	$(77)	(11.0%)

Consolidated operations

Our consolidated income and expense line items below loss from operations were as follows:

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(unaudited, in thousands)
Loss from operations	$(1,906)	$(1,406)	$(500)	35.6%
Interest income (expense), net	33	767	(734)	(95.7%)
Gain on sales of marketable securities, net	—	103	(103)	(100.0%)
Unrealized gain (loss) on investments – Hedge Funds	557	(148)	705	(476.4%)
Loss before income taxes	(1,316)	(684)	(632)	92.4%
Provision for income taxes	(12)	(17)	5	(29.4%)
Net Loss	(1,328)	(701)	(627)	89.4%
Net (loss) income attributable to noncontrolling interests	(75)	320	(395)	(123.4%)
Net loss attributable to Rafael Holdings, Inc.	$(1,253)	$(1,021)	$(232)	22.7%

	Six Months Ended January 31,		Change
	2020	2019	$	%
	(unaudited, in thousands)
Loss from operations	$(3,448)	$(2,526)	$(922)	36.5%
Interest (expense) income, net	(31)	868	(899)	(103.6%)
Net loss resulting from foreign exchange transactions	(5)	—	(5)	(100.0%)
Gain on sales of marketable securities, net	—	330	(330)	(100.0%)
Unrealized gain (loss) on investments – Hedge Funds	520	(52)	572	(1,100.0%)
Loss before income taxes	(2,964)	(1,380)	(1,584)	114.8%
(Provision for) benefit from income taxes	(16)	14	(30)	(214.3%)
Net Loss	(2,980)	(1,366)	(1,614)	118.2%
Net (loss) income attributable to noncontrolling interests	(129)	136	(265)	(194.9%)
Net loss attributable to Rafael Holdings, Inc.	$(2,851)	$(1,502)	$(1,349)	89.8%

Interest (expense) income, net. Interest (expense) income, net decreased in the three and six months ended January 31, 2020 due to a reduction in cash and marketable securities as well as the conversion of interest recorded on the convertible note.

Net loss resulting from foreign exchange transactions.  Net loss resulting from foreign exchange transactions is comprised entirely from changes in movements in New Israeli Shekels relative to the U.S. Dollar.

Gain on sales of marketable securities and unrealized gain (loss) on investments. The Company liquidated all marketable securities in January 2019 in connection with the partial exercise of the Warrant.

Net (loss) income attributable to Noncontrolling Interests. The change in the net (loss) income attributable to noncontrolling interests was due to the net loss attributable to the noncontrolling interests in LipoMedix for the three and six months ended January 31, 2020.

Liquidity and Capital Resources

General

As of January 31, 2020, we had cash and cash equivalents of $9.5 million. We expect our cash from operations in the next twelve months and the balance of cash and cash equivalents and liquid marketable securities that we held as of January 31, 2020 to be sufficient to meet our currently anticipated working capital, research and development, and capital expenditure requirements during the twelve months from the issuance of these consolidated financial statements.

	January 31,
(unaudited, in thousands)	2020	2019
Cash flows (used in) provided by
Operating activities	$(1,900)	$(899)
Investing activities	(456)	(30,897)
Financing activities	(116)	30,827
Effect of exchange rates on cash and cash equivalents	(30)	(65)
Decrease in cash and cash equivalents	$(2,502)	$(1,034)

Operating Activities

Our cash flow from operations varies from year to year and quarter to quarter, depending on our operating results and the timing of operating cash receipts and payments, specifically payments of trade accounts payable.

The increase in cash used in operating activities in the six months ended January 31, 2020 as compared to the six months ended January 31, 2019 related to increased operations at the Barer Institute, and increased professional and consulting fees.

Investing Activities

Cash used in investing activities for the six months ended January 31, 2020 related to building improvements made to our real estate holdings.

Financing Activities

Cash used in financing activities for the six months ended January 31, 2020 was due to payments for taxes related to shares withheld for employee taxes on a restricted stock vest.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements, or are the most sensitive to change from outside factors, are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for fiscal 2019 (“2019 Form 10-K”). There have been no material changes in our critical accounting policies and procedures during the three months ended January 31, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2020.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 12 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Item 1A Risk Factors contained in our 2019 Form 10-K includes a discussion of risk factors related to investment in our common stock which is incorporated herein. Except as noted below, there were no material changes from the risk factors associated with our business previously disclosed in Part I, Item 1A “Risk Factors” of our 2019 Form 10-K.

Public health threats could have an adverse effect on the Company’s operations and financial results.

In December 2019, a new Coronavirus, now known as COVID-19, which has proved to be highly contagious, emerged in Wuhan, China. We are actively monitoring the recent coronavirus outbreak and its potential impact on operations and those of our holdings. Although our operations are mainly in the United States, we have assets outside of the United States, and some of our pharmaceutical holdings conduct operations, manufacturing and clinical trial activities in Europe and Asia. Due to both known and unknown risks, including quarantines, closures and other restrictions resulting from the outbreak, our operations and those of our holdings may be adversely impacted. While we do not expect that the outbreak will have a material adverse effect on our business at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities. For all these reasons we may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business.

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

Rafael Holdings, Inc.

Date: March 5, 2020	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

	By:	/s/ David Polinsky
David Polinsky Chief Financial Officer