Form 10-Q
period 2020-04-30
Rafael Holdings, Inc.
filed 2020-06-09
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of June 8, 2020 was:

Class A common stock, par value $0.01 per share:	15,030,982 shares
Class B common stock, par value $0.01 per share:	787,163 shares

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	April 30,	July 31,
	2020	2019

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,430	$12,024
Trade accounts receivable, net of allowance for doubtful accounts of $143 and $122 at April 30, 2020 and July 31, 2019, respectively	261	450
Due from Rafael Pharmaceuticals	135	280
Prepaid expenses and other current assets	336	507
Total current assets	9,162	13,261

Property and equipment, net	47,811	48,733
Investments – Rafael Pharmaceuticals	70,018	70,018
Investments – Other Pharmaceuticals	1,705	2,000
Investments – Hedge Funds	5,617	5,125
Equity investment – RP Finance	53	—
Deferred income tax assets, net	6	19
In-process research and development and patents	1,575	1,575
Other assets	1,484	1,412

TOTAL ASSETS	$137,431	$142,143

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable	$700	$795
Accrued expenses	728	605
Other current liabilities	57	27
Total current liabilities	1,485	1,427

Due to Related Party	27	65
Convertible note, net of discount of $0 and $54 – Related Party	—	14,946
Other liabilities	92	292
Accrued interest on convertible note – Related Party	—	649
TOTAL LIABILITIES	1,604	17,379

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 50,000,000 shares authorized, 787,163 shares issued and outstanding as of April 30, 2020 and July 31, 2019	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 15,034,931 issued and 15,028,869 outstanding as of April 30, 2020 and 13,142,502 shares issued and outstanding as of July 31, 2019	149	131
Additional paid-in capital	128,998	112,898
Accumulated deficit	(10,850)	(5,840)
Accumulated other comprehensive income related to foreign currency translation adjustment	3,752	3,784
Total equity attributable to Rafael Holdings, Inc.	122,057	110,981
Noncontrolling interests	13,770	13,783
TOTAL EQUITY	135,827	124,764

TOTAL LIABILITIES AND EQUITY	$137,431	$142,143

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019

REVENUE:
Rental – Third Party	$360	$588	$1,076	$1,277
Rental – Related Party	523	521	1,570	1,564
Parking	221	268	664	688
Other – Related Party	120	—	360	—
Total Revenue	1,224	1,377	3,670	3,529

COSTS AND EXPENSES
Selling, general and administrative	2,081	2,059	6,343	5,228
Research and development	634	300	1,327	949
Depreciation and amortization	474	436	1,413	1,296
Loss from Operations	(1,965)	(1,418)	(5,413)	(3,944)
Interest (expense) income, net	—	(221)	(31)	647
Net gain (loss) resulting from foreign exchange transactions	—	19	(5)	19
Gain on sales of marketable securities, net	—	—	—	330
Impairment of investments – Other Pharmaceuticals	(295)	—	(295)	—
Unrealized (loss) gain on investments – Hedge Funds	(28)	466	492	414
Loss Before Income Taxes	(2,288)	(1,154)	(5,252)	(2,534)
(Provision for) benefit from income taxes	(8)	7	(24)	21
Equity in earnings of RP Finance	53	—	53	—
Consolidated Net Loss	(2,243)	(1,147)	(5,223)	(2,513)
Net loss attributable to noncontrolling interests	(84)	(142)	(213)	(6)
Net Loss Attributable to Rafael Holdings, Inc.	$(2,159)	$(1,005)	$(5,010)	$(2,507)

OTHER COMPREHENSIVE LOSS
Net Loss	$(2,243)	$(1,147)	$(5,223)	$(2,513)
Foreign currency translation adjustments	(4)	(54)	(32)	(52)
Total Comprehensive Loss	(2,247)	(1,201)	(5,255)	(2,565)
Comprehensive (loss) income attributable to noncontrolling interests	(3)	(18)	(19)	5
Total Comprehensive Loss attributable to Rafael Holdings, Inc.	$(2,244)	$(1,183)	$(5,236)	$(2,570)

Loss Per Share:
Basic and diluted	$(0.14)	$(0.07)	$(0.32)	$(0.19)

Weighted average number of shares used in calculation of loss per share:
Basic and diluted	15,813,679	13,924,691	15,747,709	13,055,037

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended April 30, 2020
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE AT FEBRUARY 1, 2020	787,163	$8	15,020,485	$149	$128,843	$(8,691)	$3,756	$13,854	$137,919
Net loss	—	—	—	—	—	(2,159)	—	(84)	(2,243)
Stock based compensation	—	—	3,208	—	135	—	—	—	135
Stock options exercised	—	—	6,000	—	29	—	—	—	29
Shares withheld for payroll taxes	—	—	(824)	—	(9)	—	—	—	(9)
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	—	(4)
BALANCE AT APRIL 30, 2020	787,163	$8	15,028,869	$149	$128,998	$(10,850)	$3,752	$13,770	$135,827

	Nine Months Ended April 30, 2020
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE AT AUGUST 1, 2019	787,163	$8	13,142,502	$131	$112,898	$(5,840)	$3,784	$13,783	$124,764
Net loss	—	—	—	—	—	(5,010)	—	(213)	(5,223)
Stock based compensation	—	—	24,071	—	338	—	—	—	338
Stock based compensation to Board of Directors	—	—	12,609	—	208	—	—	—	208
Shares issued for convertible debt	—	—	1,849,749	18	15,650	—	—	—	15,668
Shares withheld for payroll taxes	—	—	(6,062)	—	(125)	—	—	—	(125)
Stock options exercised	—	—	6,000	—	29	—	—	—	29
Conversion of LipoMedix Bridge Notes	—	—	—	—	—	—	—	200	200
Foreign currency translation adjustment	—	—	—	—	—	—	(32)	—	(32)
BALANCE AT APRIL 30, 2020	787,163	$8	15,028,869	$149	$128,998	$(10,850)	$3,752	$13,770	$135,827

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended April 30, 2019
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE AT FEBRUARY 1, 2019	787,163	$8	13,133,069	$131	$112,671	$(2,649)	$4,080	$14,150	$128,391
Net loss	—	—	—	—	—	(1,005)	—	(142)	(1,147)
Stock based compensation	—	—	750	—	91	—	—	—	91
Stock options exercised	—	—	5,514	—	27	—	—	—	27
Restricted stock units issued	—	—	—	—	7	—	—	—	7
Foreign currency translation adjustment	—	—	—	—	—	—	54	—	54
BALANCE AT APRIL 30, 2019	787,163	$8	13,139,333	$131	$112,796	$(3,654)	$4,134	$14,008	$127,423

	Nine Months Ended April 30, 2019
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE AT AUGUST 1, 2018	787,163	$8	11,762,346	$118	$103,636	$(1,108)	$4,043	$9,427	$116,124
Net loss	—	—	—	—	—	(2,507)	—	(6)	(2,513)
Adoption effect of ASU 2016-01	—	—	—	—	—	(39)	39	—	—
Purchase of Class B Common Shares	—	—	1,254,200	12	8,630	—	—	—	8,642
Stock based compensation to Board of Directors	—	—	12,609	—	107	—	—	—	107
Stock based compensation	—	—	—	—	151	—	—	—	151
Stock options exercised	—	—	38,710	—	190	—	—	—	190
Restricted stock units issued			71,468	1	11				12
Debt discount on convertible debt	—	—	—	—	71	—	—	—	71
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	4,587	4,587
Foreign currency translation adjustment	—	—	—	—	—	—	52	—	52
BALANCE AT APRIL 30, 2019	787,163	$8	13,139,333	$131	$112,796	$(3,654)	$4,134	$14,008	$127,423

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended April 30,
	2020	2019
Operating activities
Net loss	$(5,223)	$(2,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,413	1,296
Deferred income taxes	13	(24)
Interest income on Series D Convertible Note	—	(848)
Net gain on sales of marketable securities	—	(330)
Impairment of investments – Other Pharmaceuticals	295	—
Unrealized gain on investments – Hedge Funds	(492)	(414)
Equity in earnings of RP Finance	(53)	—
Provision for doubtful accounts	48	86
Non-cash compensation	546	269
Amortization of debt discount	54	11
Change in assets and liabilities:
Trade accounts receivable	141	(471)
Prepaid expenses and other current assets	171	(419)
Other assets	(72)	(180)
Accounts payable and accrued expenses	28	91
Due to/from related parties	107	473
Accrued interest – Related Party	19	418
Other current liabilities	—	(5)
Other liabilities	30	22
Net cash used in operating activities	(2,975)	(2,538)

Investing activities
Purchases of property and equipment	(491)	(364)
Proceeds from sale and maturity of marketable securities, net	—	25,031
Investment in Rafael Pharmaceuticals	—	(55,870)
Net cash used in investing activities	(491)	(31,203)

Financing activities
Contribution from noncontrolling interest of consolidated entity	—	4,587
Repayment of Loan from Rafael Pharmaceuticals	—	3,300
Proceeds from exercise of options	29	190
Proceed from sale of shares	—	7,777
Proceeds from convertible notes payable - Related Party	—	15,000
Payments for taxes related to shares withheld for employee taxes	(125)	—
Net cash (used in) provided by financing activities	(96)	30,854
Effect of exchange rate changes on cash and cash equivalents	(32)	53
Net decrease in cash and cash equivalents	(3,594)	(2,834)
Cash and cash equivalents at beginning of period	12,024	15,803
Cash and cash equivalents at end of period	$8,430	$12,969

Supplemental Schedule of Non-Cash Investing and Financing Activities
Adoption effect of ASU 2016-01	$—	$39
Beneficial conversion feature of convertible debt – Related Party	$—	$71
Debt and accrued interest converted to Series D Preferred Stock	$—	$10,848
Related Party deposit utilized to purchase Class B Common Stock	$—	$864
Conversion of LipoMedix Bridge Note	$200	$—
Conversions of Related Party convertible notes payable and accrued interest	$15,668	$—

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS

Rafael Holdings, Inc. (“Rafael Holdings” or the “Company”), a Delaware corporation, owns interests in clinical stage pharmaceutical companies and commercial real estate assets. The assets are operated as two separate lines of business.

The pharmaceutical holdings include preferred equity interests and a warrant to purchase additional equity interests in Rafael Pharmaceuticals, Inc., or Rafael Pharmaceuticals, which is a clinical stage, oncology-focused, pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest and certain short-term debt interests in LipoMedix Pharmaceuticals Ltd., or LipoMedix, a clinical stage oncological pharmaceutical company based in Israel. In addition, we have more recently established the Barer Institute (“Barer”), a wholly-owned early stage venture focused on developing a pipeline of therapeutic compounds, including compounds to regulate cancer metabolism. The venture is pursuing collaborative research agreements with leading scientists from top academic institutions.

The commercial real estate holdings consist of a building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and certain other entities and hosts other tenants and an associated 800-car public garage, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel.

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

Operating results for the three and nine months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020. The balance sheet at July 31, 2019 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019, or the 2019 Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”).

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled affiliates. All significant intercompany accounts and transactions between the consolidated and combined affiliates are eliminated.

Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. The Company periodically evaluates its investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other Expenses, net” in the accompanying consolidated statements of operations and comprehensive loss, and a new basis in the investment is established.

Variable Interest Entities

In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, the Company assesses whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.

If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company – that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (benefits). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary.

Cost Method Investments - Rafael Pharmaceuticals (see Note 2) is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Rafael Pharmaceuticals that most significantly impact Rafael Pharmaceuticals’ economic performance. Cost method investments are presented as “Investments - Rafael Pharmaceuticals.”

Equity Method Investments - RP Finance, LLC (“RP Finance”), (see Note 4), has been identified as a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance, and therefore is not required to consolidate RP Finance. The Company accounts for its investment in RP Finance using the equity method of accounting.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Risks and Uncertainties - COVID-19

In December 2019, a new coronavirus, now known as COVID-19, which has proved to be highly contagious, emerged in Wuhan, China and has since spread around the globe. The Company actively monitors the outbreak and its potential impact on its operations and those of the Company’s holdings. Although the Company’s operations are mainly in the United States, the Company has assets outside of the United States, and some of the Company’s pharmaceutical holdings conduct operations, manufacturing and clinical trial activities in Europe and Asia.

The impacts on the operations and specifically the ongoing clinical trials of our pharmaceutical holdings have been actively managed by respective pharmaceutical management teams who have worked closely with the appropriate regulatory agencies to continue clinical trial activities with as minimal impact as possible.

The Company has granted a rent concession to two of its retail tenants during the month of April; however, the Company does not believe this is recurring and believes that the rental revenues will continue.

The Company has implemented a number of measures to protect the health and safety of our workforce including a mandatory work-from-home policy for our workforce who can perform their jobs from home as well as restrictions on business travel and workplace and in-person meetings.

Due to both known and unknown risks, including quarantines, closures and other restrictions resulting from the outbreak, operations and those of the Company’s holdings may be adversely impacted. Additionally, as there is an evolving nature to the COVID-19 situation, we cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The impact will depend on future developments such as the ultimate duration and the severity of the spread of the COVID-19 pandemic in the U.S. and globally, the effectiveness of federal, state, local and foreign government actions on mitigation and spread of COVID-19, the pandemic's impact on the U.S. and global economies, changes in our customers' behavior emanating from the pandemic and how quickly we can resume our normal operations, among others. For all these reasons, the Company may incur expenses or delays relating to such events outside of the Company’s control, which could have a material adverse impact on the Company’s business.

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

The Company disaggregates its revenue by source within its consolidated statements of operations and comprehensive loss. As an owner and operator of real estate, the Company derives the majority of its revenue from leasing office and parking space to tenants at its properties. In addition, the Company earns revenue from recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs. Revenue from recoveries from tenants is recorded together with rental income on the consolidated statements of operations and comprehensive loss which is also consistent with the guidance under ASC 842, Leases.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and will be applied as a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and intends to adopt the standard on August 1, 2023.

Recently Adopted Accounting Pronouncements

The FASB issued ASU 2016-02, Leases (Topic 842) in February 2016. The new standard, as amended by subsequent accounting updates thereto, replaces historical lease accounting guidance and requires lessees to account for a lease by recognizing right-of-use (“ROU”) asset and corresponding lease liability on the balance sheet. Lessor accounting under Topic 842 is largely unchanged from historical U.S. GAAP and generally aligns with accounting for revenue from contracts with customers (Topic 606).

The Company initially adopted the new lease accounting standard as of August 1, 2019 and elected the optional transition method to apply the new standard prospectively. The Company elected the package of transition practical expedients, and therefore did not reassess: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. Further, as of April 30, 2020, the Company was not a lessee under any leasing arrangements. which had, and will have, the following impacts on the Company:

Topic 842 changed certain requirements regarding the classification of leases that could result in the Company recognizing certain long-term leases entered into or modified after August 1, 2019 as sales-type leases, as opposed to operating leases.

The Company did not have a cumulative-effect adjustment as of the adoption date.

The Company elected the practical expedient to not separate certain non-lease components from the lease component to which they relate because the timing and pattern of transfer for the lease components and non-lease components are the same and the related lease component is classified as an operating lease. As a result, the Company continues to present all rentals and reimbursements from tenants as a single line item Rental Income within the consolidated statements of operations and comprehensive loss. No reclassifications to prior periods for comparability were required.

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

Pharma Holdings directly holds 36.7 million shares of Rafael Pharmaceuticals Series D Convertible Preferred Stock and a warrant to increase the collective ownership of Pharma Holdings and CS Pharma to up to 56% of the fully diluted equity interests in Rafael Pharmaceuticals (the “Warrant”). The Warrant is exercisable at the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments, and will expire upon the earlier of June 30, 2021, a qualified initial public offering, or liquidation event of Rafael Pharmaceuticals.

On March 25, 2020, the Board of Directors of Rafael Pharmaceuticals extended the expiration date of the Warrant held by Pharma Holdings, LLC to purchase shares of the Warrant from December 31, 2020 to June 30, 2021.

Pharma Holdings also holds certain governance rights in Rafael Pharmaceuticals including appointment of directors.

CS Pharma holds 16.7 million shares of Rafael Pharmaceuticals Series D Convertible Preferred Stock. CS Pharma owned a $10 million Series D Convertible Note, with 3.5% interest, in Rafael Pharmaceuticals which was converted in January 2019.

The Company and its subsidiaries collectively own securities representing 51% of the outstanding capital stock of Rafael Pharmaceuticals and 39% of the capital stock on a fully diluted basis (excluding the remainder of the Warrant).

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

Rafael Pharmaceuticals is a VIE; however, the Company has determined that it is not the primary beneficiary as it does not have the power to direct the activities of Rafael Pharmaceuticals that most significantly impact Rafael Pharmaceuticals’ economic performance. In addition, the interests held in Rafael Pharmaceuticals are Series D Convertible Preferred Stock and do not represent in-substance common stock.

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

NOTE 4 – INVESTMENT IN RP FINANCE, LLC

On February 3, 2020, Rafael Pharmaceuticals entered into a Line of Credit Loan Agreement (“Line of Credit Agreement”) with RP Finance, LLC (“RP Finance”), which provides a revolving commitment of up to $50,000,000 to fund clinical trials and other capital needs.

The Company owns 37.5% of the equity interests in RP Finance and is required to fund 37.5% of funding requests from Rafael Pharmaceuticals under the Line of Credit Agreement. Howard Jonas owns 37.5% of the equity interests in RP Finance, and is required to fund 37.5% of funding requests from Rafael Pharmaceuticals under the Line of Credit Agreement. The remaining 25% equity interests in RP Finance is owned by other shareholders of Rafael Pharmaceuticals.

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

RP Finance has been identified as a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance, and therefore is not required to consolidate RP Finance. Therefore, we will use the equity method of accounting to record our investment in RP Finance. The Company has recognized approximately $53 thousand in income from its ownership interests of 37.5% in RP Finance as of April 30, 2020.

NOTE 5 — INVESTMENT IN LIPOMEDIX

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

In March 2020, the Company provided bridge financing in the principal amount of $75,000 to LipoMedix with a maturity date of April 20, 2020. Under the terms of the note, as long as it remains outstanding, LipoMedix may not incur any additional debt, make any shareholder distributions, or assume any liens on property or assets.

NOTE 6 — FAIR VALUE MEASUREMENTS

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

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of April 30, 2020 and July 31, 2019:

	April 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:	(unaudited, in thousands)
Investments – Hedge Funds	$—	$—	$5,617	$5,617
Total	$—	$—	$5,617	$5,617

	July 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:	(unaudited, in thousands)
Investments – Hedge Funds	$—	$—	$5,125	$5,125
Total	$—	$—	$5,125	$5,125

At April 30, 2020 and July 31, 2019, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Nine Months Ended April 30,
	2020	2019
	(unaudited, in thousands)
Balance, beginning of period	$5,125	$12,118
Conversion of Series D Convertible Note	—	(7,900)
Total gain included in earnings	492	414
Balance, end of period	$5,617	$4,632

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

Prior to the Spin-Off, IDT contributed a $2.0 million investment in securities of another entity that are not liquid, which were included in Investments – Other Pharmaceuticals in the accompanying consolidated balance sheets. The investment is accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative as defined within the guidance, and the Company recorded an impairment loss of $0.3 million for the nine months ended April 30, 2020.

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

Cash and cash equivalents, prepaid expenses and other current assets, and other current liabilities. At April 30, 2020 and July 31, 2019, the carrying amount of these assets and liabilities approximated fair value because of the immediate or short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1 and other current assets, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At April 30, 2020 and July 31, 2019, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s financial instruments include trade accounts receivable, trade accounts payable, and due from related parties. The recorded carrying amount of trade accounts receivable, trade accounts payable and due from related parties approximate their fair value due to their short-term nature. Other than noted above, the Company did not have any other assets or liabilities that were measured at fair value on a recurring basis as of April 30, 2020 or July 31, 2019.

NOTE 7 — TRADE ACCOUNTS RECEIVABLE

Trade Accounts Receivable consisted of the following:

	April 30, 2020	July 31, 2019
	(unaudited, in thousands)
Trade Accounts Receivable – Third Party	$267	$561
Trade Accounts Receivable – Related Party	137	11
Less: Allowance for Doubtful Accounts	(143)	(122)
Trade Accounts Receivable, net	$261	$450

The current portion of deferred rental income included in Prepaid Expenses and Other Current Assets was approximately $17,000 and $34,000 as of April 30, 2020 and July 31, 2019, respectively.

The noncurrent portion of deferred rental income included in Other Assets was approximately $1.4 million as of April 30, 2020 and July 31, 2019.

NOTE 8 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30, 2020	July 31, 2019
	(unaudited, in thousands)
Building and Improvements	$54,711	$54,241
Land	10,412	10,412
Furniture and Fixtures	1,145	1,145
Other	276	255
	66,544	66,053
Less: Accumulated Depreciation and Amortization	(18,733)	(17,320)
Total	$47,811	$48,733

Other property and equipment consists of furniture and fixtures, office and other equipment and miscellaneous computer hardware.

Depreciation and amortization expense pertaining to property and equipment was approximately $474,000 and $436,000 for the three months ended April 30, 2020 and 2019, respectively, and $1.4 million and $1.3 million for the nine months ended April 30, 2020 and 2019, respectively.

The Company’s headquarters are located at 520 Broad Street in Newark, New Jersey where it occupies office space in the building owned by its subsidiary.

NOTE 9 — LOSS PER SHARE

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

The following table summarizes the Company’s potentially dilutive securities which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	April 30, 2020	July 31, 2019
	(unaudited)
Stock Options	580,874	587,133
Convertible Note	—	1,847,594
Total	580,874	2,434,727

In the three and nine months ended April 30, 2020 and 2019, the diluted loss per share computation equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and conversion of the convertible note would have been anti-dilutive.

NOTE 10 — RELATED PARTY TRANSACTIONS

The Company has historically maintained an intercompany balance due to/from related parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT. This is partially offset by rental income paid to the Company by various companies under common control to IDT. The Company recorded expense of approximately $205,000 in related party services to IDT, of which approximately $27,000 is included in due to related parties at April 30, 2020.

The Company provides Rafael Pharmaceuticals with administrative, finance, accounting, tax and legal services. Howard S. Jonas serves as a Chairman of the Board of Rafael Pharmaceuticals and owns an equity interest in Rafael Pharmaceuticals. The Company billed Rafael Pharmaceuticals $120,000 during each of the first three quarters of fiscal 2020. As of April 30, 2020, Rafael Pharmaceuticals owed the Company $135,000 included in due from Rafael Pharmaceuticals.

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

On January 10, 2019, Pharma Holdings partially exercised a warrant to purchase 5.1 million shares of Series D Convertible Preferred Stock of Rafael Pharmaceuticals for $6.4 million, of which $640,000 was contributed by Howard Jonas and the remainder by the Company.

On January 23, 2019, Pharma Holdings partially exercised a warrant to purchase 36.3 million shares of Series D Convertible Preferred Stock of Rafael Pharmaceuticals for $34.4 million, of which $3.4 million was contributed by Howard Jonas and the remainder by the Company.

On January 29, 2020, in connection with the vesting of certain restricted shares of Class B common stock held by an officer of the Company, the Company withheld 5,238 shares to pay for the payroll taxes on the officer’s behalf, totaling approximately $116,000.

The Company leases space to related parties which represented approximately 43% and 44% of the Company’s total revenue for the three months ended April 30, 2020 and 2019, respectively, and 43% and 38% for the nine months ended April 30, 2020 and 2019, respectively. See Note 15 for future minimum rent payments from related parties and other tenants.

On April 6, 2020, the Howard S. Jonas 2017 Annuity Trust transferred 787,163 shares of Class A common stock of the Company (representing all of the issued and outstanding shares of the Class A common stock) and 4,306,738 shares of the Company’s Class B common stock to trusts for the benefit of eight of Howard Jonas’ children, with independent trustees, which shares were beneficially owned by Mr. Jonas, the Company’s Chairman and then controlling stockholder of the Company. Following the transfer, Mr. Jonas is no longer a controlling stockholder of the Company and the Company is no longer a controlled company as defined in Section 303A of the New York Stock Exchange Listed Company Manual.

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

NOTE 12 — BUSINESS SEGMENT INFORMATION

The Company conducts business as two operating segments, Pharmaceuticals and Real Estate. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s CEO and chief operating decision-maker.

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

Operating results for the business segments of the Company are as follows:

(unaudited, in thousands)	Pharmaceuticals	Real Estate	Total
Three Months Ended April 30, 2020
Revenues	$—	$1,224	$1,224
Loss from operations	(778)	(1,187)	(1,965)

Three Months Ended April 30, 2019
Revenues	$—	$1,377	$1,377
Loss from operations	(311)	(1,107)	(1,418)

(unaudited, in thousands)	Pharmaceuticals	Real Estate	Total
Nine Months Ended April 30, 2020
Revenues	$—	$3,670	$3,670
Loss from operations	(1,558)	(3,855)	(5,413)

Nine Months Ended April 30, 2019
Revenues	$—	$3,529	$3,529
Loss from operations	(1,014)	(2,930)	(3,944)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from tenants located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended April 30, (unaudited)	2020	2019

Revenue from tenants located in Israel	6%	2%

Nine Months Ended April 30, (unaudited)	2020	2019

Revenue from tenants located in Israel	6%	2%

Net long-lived assets and total assets held outside of the United States, which are located in Israel, were as follows:

(unaudited, in thousands)	United States	Israel	Total
April 30, 2020
Long-lived assets, net	$46,201	$1,610	$47,811
Total assets	133,933	3,498	137,431

July 31, 2019
Long-lived assets, net	$47,096	$1,637	$48,733
Total assets	138,535	3,608	142,143

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

On July 12, 2019, the Company received a Citation and Notification of Penalty from the Occupational Safety and Health Administration of the U.S. Department of Labor, or OSHA, related to an OSHA inspection of 520 Broad Street, Newark, New Jersey. The citation seeks to impose penalties related to alleged violations of the Occupation Safety and Health Act of 1970 at 520 Broad Street. On July 31, 2019, the Company filed a Notice of Contest with OSHA contesting the citation in its entirety. On February 14, 2020, the Company entered into a Settlement Agreement with OSHA, as related to the citation received on July 12, 2019. As part of the Settlement Agreement, the Company agreed to pay a penalty of $127,294 in eight quarterly installment payments through November 2021.

The Company accounts for contingencies when a loss is considered probable and can be reasonably estimated. For the matters disclosed above, a legal accrual for approximately $225,000 has been recorded for legal fees and losses believed to be both probable and reasonably estimable, but an exposure to additional loss may exist in excess of the amount accrued.

On December 31, 2019, an employee of the Company filed a complaint in connection with the incident that led to the OSHA inspection noted above for personal injuries against the Company and other parties in the New Jersey Supreme Court for an incident that took place on January 31, 2019 at 520 Broad Street, Newark, New Jersey. The Company intends to vigorously defend this matter. The loss is considered remote and no accrual has been recorded.

The Company may from time to time be subject to legal proceedings that may arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

NOTE 14 — EQUITY

On November 15, 2018, Howard Jonas entered into an agreement to purchase a convertible note from the Company for $15.0 million that was convertible into shares of Class B common stock at $8.47 per share. The term of the note was three years with interest on the principal amount at a rate of 6% per annum, compounded quarterly.

In August 2019, the note, including interest of approximately $667,000 was converted into 1,849,749 shares of Class B common stock.

Pursuant to the Company’s 2018 Equity Incentive Plan, each of our three non-employee directors of the Company was granted 4,203 restricted shares of our Class B common stock in January 2020 which fully vested on the date of the grant. The fair value of the awards on the date of the grant was approximately $208,000 which was included in selling, general and administrative expense.

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2019	587,133	$4.90	3.66	$2,877
Granted	—	—	—	—
Exercised	(6,000)	4.90	2.91	(31)
Cancelled / Forfeited	(259)	4.90	—	—
Outstanding at April 30, 2020	580,874	$4.90	2.91	$2,846
Exercisable at April 30, 2020	580,874	$4.90	2.91	$2,846

During the nine months ended April 30, 2020, 259 options were canceled due to employee terminations. At April 30, 2020, there was no unrecognized compensation cost related to non-vested stock options.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

(unaudited)	Number of Non-vested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at July 31, 2019	156,426	$10.41
Granted	24,071	19.87
Vested	(53,935)	8.36
Cancelled / Forfeited	—	—
NON-VESTED SHARES AT April 30, 2020	126,562	$10.91

At April 30, 2020, there was $1.3 million of total unrecognized compensation cost related to non-vested restricted stock grants, which is expected to be recognized over the next 2.55 years.

NOTE 15 — LEASES

The Company is the lessor of certain properties which are leased to tenants under net operating leases with initial term expiration dates ranging from 2021 to 2029. Lease income included on the consolidated statements of operations and comprehensive loss for the three and nine months ended April 30, 2020, was $883 thousand and $2.6 million, respectively.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of April 30, 2020, under non-cancelable operating leases which expire on various dates through 2028 are as follows:

Year ending July 31,	Related Parties	Other	Total
(unaudited, in thousands)
2020	$507	$287	$794
2021	2,041	1,112	3,153
2022	2,078	967	3,045
2023	2,117	640	2,757
2024	2,155	538	2,693
Thereafter	1,659	2,498	4,157
Total Minimum Future Rental Income	$10,557	$6,042	$16,599

The Company has related party leases that expire in April 2025 for (i) an aggregate of 88,631 square feet, which includes two parking spots per thousand square feet of space leased at 520 Broad Street, Newark, New Jersey, and (ii) 3,595 square feet in Israel. The annual rent is approximately $2.0 million in the aggregate. The related parties have the right to terminate the domestic leases upon four months’ notice, and upon early termination will pay a termination penalty equal to 25% of the portion of the rent due over the course of the remaining term. A related party has the right to terminate the Israeli lease upon four months’ notice. IDT has the right to lease an additional 50,000 square feet, in 25,000-foot increments, in the building located at 520 Broad Street, Newark, New Jersey on the same terms as their base lease, and other rights should 25,000 square feet or less remain available to lessees in the building. Upon expiration of the lease, related parties have the right to renew the leases for another five years.

NOTE 16 — SUBSEQUENT EVENTS

The Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) on May 13, 2020 with a member (the “Seller”) of Altira Capital & Consulting, LLC (“Altira”). Pursuant to the Purchase Agreement, on May 13, 2020, the Seller sold the economic rights related to a 33.333% membership interest in Altira to the Company and in effect the Company purchased the potential right to receive a 1% royalty on Net Sales (as defined in the Altira Royalty Agreement) on sales of certain Rafael Pharmaceutical products. The purchase consideration for the purchase of the membership interest consists of 1) $1,000,000 payable monthly in four equal installments of $250,000 each; 2) payment of $3,000,000 due on January 3, 2021; 3) $3,000,000 due upon the completion of Rafael Pharmaceuticals’ Phase III pivotal trial (AVENGER 500®) of CPI-613® (devimistat); and 4) payment of $3,000,000 which is due within one-hundred and twenty (120) days from the date that Rafael Pharmaceuticals files a new drug application with the U.S. Food and Drug Administration for approval of devimistat (CPI-613) as a first in-line therapy for pancreatic cancer, as defined within the Purchase Agreement. The post-closing payments are to be made, at the Company’s discretion, in cash or shares of the Company’s Class B common stock based on the ten day average share price of the Company’s Class B common stock prior to the date of payment or any combination thereof.

The Company entered into a Share Purchase Agreement, on May 20, 2020, with LipoMedix to purchase 4,000,000 ordinary shares of LipoMedix, for an aggregate purchase price of $1,000,000. The purchase consideration consists of the outstanding Promissory Notes between the Company and LipoMedix dated November 13, 2019, January 21, 2020 and March 27, 2020 in the total principal amount of $300,000 plus accrued interest, for an aggregate amount of $306,737, and $693,263 of cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rafael Holdings, Inc. (“Rafael Holdings” or the “Company”), a Delaware corporation, owns interests in clinical stage pharmaceutical companies and commercial real estate assets. The assets are operated as two separate lines of business.

The pharmaceutical holdings include preferred equity interests and the Warrant to purchase additional equity interests in Rafael Pharmaceuticals, Inc., or Rafael Pharmaceuticals, which is a clinical stage, oncology-focused, pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in LipoMedix Pharmaceuticals Ltd., or LipoMedix, a clinical stage oncological pharmaceutical company based in Israel. In addition, we have recently established the Barer Institute, or Barer, a wholly-owned early stage venture focused on developing a pipeline of therapeutic compounds, including compounds to regulate cancer metabolism.  The venture is pursuing collaborative research agreements with leading scientists from top academic institutions.

The commercial real estate holdings consist of a building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and certain affiliated entities, and an associated 800-car public garage, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel.

Business Update - COVID – 19

In December 2019, a new coronavirus, now known as COVID-19, which has proved to be highly contagious, emerged in Wuhan, China and since has spread around the globe. We actively monitor the outbreak and its potential impact on our operations and those of our holdings. Although our operations are mainly in the United States, we have assets outside of the United States, and some of our pharmaceutical holdings conduct operations, manufacturing and clinical trial activities in Europe and Asia.

The impacts on the operations and specifically the ongoing clinical trials of our pharmaceutical holdings have been actively managed by respective pharmaceutical management teams who have worked closely with the appropriate regulatory agencies to continue clinical trial activities with as minimal impact as possible.

We have granted a rent concession to two of our retail tenants during the month of April; however, we do not believe this is recurring and believe that the rental revenues will continue.

We have implemented a number of measures to protect the health and safety of our workforce including a mandatory work-from-home policy for our workforce who can perform their jobs from home as well as restrictions on business travel and workplace and in-person meetings.

Due to both known and unknown risks, including quarantines, closures and other restrictions resulting from the outbreak, operations and those of our holdings may be adversely impacted. Additionally, as there is an evolving nature to the COVID-19 situation, we cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The impact will depend on future developments such as the ultimate duration and the severity of the spread of the COVID-19 pandemic in the U.S. and globally, the effectiveness of federal, state, local and foreign government actions on mitigation and spread of COVID-19, the pandemic's impact on the U.S. and global economies, changes in our customers' behavior emanating from the pandemic and how quickly we can resume our normal operations, among others. For all these reasons, we may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business.

Results of Operations

Our business consists of two reportable segments – Pharmaceuticals and Real Estate. We evaluate the performance of our Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials and our Real Estate segment based primarily on results of operations. Accordingly, the income and expense line items below loss from operations are only included in the discussion of consolidated results of operations.

Three and Nine Months Ended April 30, 2020 Compared to Three and Nine Months Ended April 30, 2019

Pharmaceuticals Segment

To date, the Pharmaceuticals segment has not generated any revenues. The expenses in the Pharmaceuticals segment relate to the activities of LipoMedix and Barer. Expenses in the Pharmaceuticals segment increased in both the three and nine months ended April 30, 2020 as compared to April 30, 2019, due to Barer’s commencing operations in fiscal 2020. In fiscal 2019, all pharmaceutical expenses related to Lipomedix.

	Three Months Ended April 30,		Change
	2020	2019	$	%
	(unaudited, in thousands)
Selling, general and administrative	$(144)	$(11)	$(133)	1,209%
Research and development	(634)	(300)	(334)	111%
Loss from operations	$(778)	$(311)	$(467)	150%

	Nine Months Ended April 30,		Change
	2020	2019	$	%
	(unaudited, in thousands)
Selling, general and administrative	$(230)	$(64)	$(166)	259%
Research and development	(1,327)	(949)	(378)	40%
Depreciation and amortization	(1)	(1)	—	0%
Loss from operations	$(1,558)	$(1,014)	$(544)	54%

Real Estate Segment

Revenues. Revenues decreased by approximately $153,000 in the three months ended April 30, 2020 as compared to the three months ended April 30, 2019, due to third-party tenants in 520 Broad Street, Newark, New Jersey having started rental payments after the start of fiscal 2019, and increased by approximately $141,000 in the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019, primarily due to management fees billed to Rafael Pharmaceuticals for services performed on their behalf.

Selling, general and administrative expenses. Selling, general and administrative expenses consists mainly of payroll, benefits, facilities and consulting and professional fees. Selling, general and administrative expense decreased by approximately $111,000 in the three months ended April 30, 2020 compared to the three months ended April 30, 2019, due to decreased building operating expenses and a decline in other operating expenses at 520 Broad Street, Newark, New Jersey related to COVID-19 pandemic. In addition, selling, general and administrative expenses increased approximately $949,000 in the nine months ended April 30, 2020, compared to the nine months ended April 30, 2019, due primarily to increased payroll and bonus payments in the first and second quarters of fiscal 2020, as well as increased costs of building maintenance and repairs.

Depreciation and amortization expenses. Depreciation and amortization expenses increased in the three and nine months ended April 30, 2020 due to increased fixed assets in place from building improvements compared to the same periods in the prior year.

	Three Months Ended April 30,		Change
	2020	2019	$	%
	(unaudited, in thousands)
Rental – Third Party Revenue	$360	$588	$(228)	(39)%
Rental – Related Party Revenue	523	521	2	0%
Parking Revenue	221	268	(47)	(18)%
Other – Related Party	120	—	120	100%
Selling, general and administrative	(1,937)	(2,048)	111	(5)%
Depreciation and amortization	(474)	(436)	(38)	9%
Loss from operations	$(1,187)	$(1,107)	$(80)	7%

	Nine Months Ended April 30,		Change
	2020	2019	$	%
	(unaudited, in thousands)
Rental – Third Party Revenue	$1,076	$1,277	$(201)	(16)%
Rental – Related Party Revenue	1,570	1,564	6	0%
Parking Revenue	664	688	(24)	(3)%
Other – Related Party	360	—	360	100%
Selling, general and administrative	(6,113)	(5,164)	(949)	18%
Depreciation and amortization	(1,412)	(1,295)	(117)	9%
Loss from operations	$(3,855)	$(2,930)	$(925)	32%

Consolidated operations

Our consolidated income and expense line items below loss from operations were as follows:

	Three Months Ended April 30,		Change
	2020	2019	$	%
	(unaudited, in thousands)
Loss from operations	$(1,965)	$(1,418)	$(547)	39%
Interest expense, net	—	(221)	221	(100)%
Net gains resulting from foreign exchange transactions	—	19	(19)	(100)%
Impairment of investments – Other Pharmaceuticals	(295)	—	(295)	(100)%
Unrealized (loss) gain on investments – Hedge Funds	(28)	466	(494)	(106)%
Loss before income taxes	(2,288)	(1,154)	(1,134)	98%
(Provision for) benefit from income taxes	(8)	7	(15)	(214)%
Equity in earnings of RP Finance	53	—	53	100%
Consolidated Net Loss	(2,243)	(1,147)	(1,096)	96%
Net loss attributable to noncontrolling interests	(84)	(142)	58	(41)%
Net loss attributable to Rafael Holdings, Inc.	$(2,159)	$(1,005)	$(1,154)	115%

	Nine Months Ended April 30,		Change
	2020	2019	$	%
	(unaudited, in thousands)
Loss from operations	$(5,413)	$(3,944)	$(1,469)	37%
Interest (expense) income, net	(31)	647	(678)	(105)%
Net (loss) gains resulting from foreign exchange transactions	(5)	19	(24)	(126)%
Gain on sales of marketable securities, net	—	330	(330)	(100)%
Impairment of investments – Other Pharmaceuticals	(295)	—	(295)	(100)%
Unrealized gain on investments	492	414	78	19%
Loss before income taxes	(5,252)	(2,534)	(2,718)	107%
(Provision for) benefit from income taxes	(24)	21	(45)	(214)%
Equity in earnings of RP Finance	53	—	53	100%
Consolidated Net Loss	(5,223)	(2,513)	(2,710)	108%
Net loss attributable to noncontrolling interests	(213)	(6)	(207)	3,450%
Net loss attributable to Rafael Holdings, Inc.	$(5,010)	$(2,507)	$(2,503)	100%

Interest (expense) income, net. Interest (expense) income, net decreased in the three and nine months ended April 30, 2020 due to a reduction in cash and marketable securities in connection with the partial exercise of the Warrant in fiscal 2019 as well as the decrease in interest income related to the conversion of the convertible note in January 2019.

Net loss (gains) resulting from foreign exchange transactions.  Net loss (gains) resulting from foreign exchange transactions is comprised entirely from changes in movements in New Israeli Shekels relative to the U.S. Dollar.

Gain on sales of marketable securities and unrealized gain on investments. The Company liquidated all marketable securities in January 2019 in connection with the partial exercise of the Warrant.

Impairment of investments – Other Pharmaceuticals. The Company recorded an impairment loss of $0.3 million related to the Company’s investment using the measurement alternative for the nine months ended April 30, 2020.

Equity in earnings of RP Finance. The Company has recognized approximately $53 thousand in income from its ownership interests of 37.5% in RP Finance.

Net loss attributable to noncontrolling interests. The change in the net loss attributable to noncontrolling interests was due to the net loss attributable to the noncontrolling interests in LipoMedix for the three and nine months ended April 30, 2020.

Liquidity and Capital Resources

General

At April 30, 2020, we had cash and cash equivalents of $8.4 million. We expect our cash from operations in the next twelve months and the balance of cash and cash equivalents and liquid marketable securities that we held as of April 30, 2020 to be sufficient to meet our currently anticipated working capital, research and development, and capital expenditure requirements during the twelve months from the issuance of these consolidated financial statements.

	April 30,
(unaudited, in thousands)	2020	2019
Cash flows (used in) provided by
Operating activities	$(2,975)	$(2,538)
Investing activities	(491)	(31,203)
Financing activities	(96)	30,854
Effect of exchange rate changes on cash and cash equivalents	(32)	53
Decrease in cash and cash equivalents	$(3,594)	$(2,834)

Operating Activities

Our cash flow from (used in) operations varies from year to year and quarter to quarter, depending on our operating results and the timing of operating cash receipts and payments, specifically payments of trade accounts payable.

The increase in cash used in operating activities in the nine months ended April 30, 2020 as compared to the nine months ended April 30, 2019 related to increased operations at the Barer Institute, and increased professional and consulting fees.

Investing Activities

Cash used in investing activities for the nine months ended April 30, 2020 related to building improvements made to our real estate holdings.

Financing Activities

Cash used in financing activities for the nine months ended April 30, 2020 was due to payments for taxes related to shares withheld for employee taxes on a restricted stock vest, net with proceeds from the exercise of options.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Trends and Uncertainties – COVID -19

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged and has subsequently expanded to a pandemic resulting in significant risks and disruptions to the health and welfare of the global population and economy. For the period ended April 30, 2020, COVID-19 has not had a material impact on our operations, and we anticipate that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months.

We actively monitor the outbreak and its potential impact on our operations and those of our holdings. Although our operations are mainly in the United States, we have assets outside of the United States, and some of our pharmaceutical holdings conduct operations, manufacturing and clinical trial activities in Europe and Asia.

The impacts on the operations and specifically the ongoing clinical trials of our pharmaceutical holdings have been actively managed by respective pharmaceutical management teams who have worked closely with the appropriate regulatory agencies to continue clinical trial activities with as minimal impact as possible.

We have granted a rent concession to two of our retail tenants during the month of April; however, we do not believe this is recurring and believe that the rental revenues will continue.

We have implemented a number of measures to protect the health and safety of our workforce including a mandatory work-from-home policy for our workforce who can perform their jobs from home as well as restrictions on business travel and workplace and in-person meetings.

Due to both known and unknown risks, including quarantines, closures and other restrictions resulting from the outbreak, operations and those of our holdings may be adversely impacted. Additionally, as there is an evolving nature to the COVID-19 situation, we cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The impact will depend on future developments such as the ultimate duration and the severity of the spread of the COVID-19 pandemic in the U.S. and globally, the effectiveness of federal, state, local and foreign government actions on mitigation and spread of COVID-19, the pandemic's impact on the U.S. and global economies, changes in our customers' behavior emanating from the pandemic and how quickly we can resume our normal operations, among others. For all these reasons, we may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business.

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to our consolidated financial statements included in our 2019 Form 10-K.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for fiscal 2019 (“2019 Form 10-K”). There have been no material changes in our critical accounting policies and procedures during the nine months ended April 30, 2020.

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

We are monitoring the potential impacts of the COVID-19 pandemic on our business. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact on the global financial markets may reduce our ability to access capital, which could negatively impact our long-term liquidity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2020.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 13 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

In December 2019, a new coronavirus, now known as COVID-19, which has proved to be highly contagious, emerged in Wuhan, China and since has spread around the globe. We actively monitor the outbreak and its potential impact on our operations and those of our holdings. Although our operations are mainly in the United States, we have assets outside of the United States, and some of our pharmaceutical holdings conduct operations, manufacturing and clinical trial activities in Europe and Asia.

The impacts on the operations and specifically the ongoing clinical trials of our pharmaceutical holdings have been actively managed by respective pharmaceutical management teams who have worked closely with the appropriate regulatory agencies to continue clinical trial activities with as minimal impact as possible.

We have granted a rent concession to two of our retail tenants during the month of April; however, we do not believe this is recurring and believe that the rental revenues will continue.

We have implemented a number of measures to protect the health and safety of our workforce including a mandatory work-from-home policy for our workforce who can perform their jobs from home as well as restrictions on business travel and workplace and in-person meetings.

Due to both known and unknown risks, including quarantines, closures and other restrictions resulting from the outbreak, operations and those of our holdings may be adversely impacted. Additionally, as there is an evolving nature to the COVID-19 situation, we cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The impact will depend on future developments such as the ultimate duration and the severity of the spread of the COVID-19 pandemic in the U.S. and globally, the effectiveness of federal, state, local and foreign government actions on mitigation and spread of COVID-19, the pandemic's impact on the U.S. and global economies, changes in our customers' behavior emanating from the pandemic and how quickly we can resume our normal operations, among others. For all these reasons, we may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business.

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

Rafael Holdings, Inc.

Date: June 9, 2020	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

	By:	/s/ David Polinsky
David Polinsky Chief Financial Officer