Form 10-Q
period 2020-10-31
Rafael Holdings, Inc.
filed 2020-12-15
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2020.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of December 14, 2020 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	15,044,547 shares

RAFAEL HOLDINGS, INC.

i

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	October 31, 2020	July 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,231	$6,206
Trade accounts receivable, net of allowance for doubtful accounts of $256 and $218 at October 31, 2020 and July 31, 2020, respectively	309	267
Due from Rafael Pharmaceuticals	240	118
Prepaid expenses and other current assets	460	273
Assets held for sale	—	2,968
Total current assets	8,240	9,832

Property and equipment, net	44,141	44,433
Equity investment – RP Finance	288	192
Due from RP Finance LLC	1,875	—
Investments – Rafael Pharmaceuticals	70,018	70,018
Investments – Other Pharmaceuticals	477	1,201
Investments – Hedge Funds	6,454	7,510
Deferred income tax assets, net	—	6
In-process research and development and patents	1,575	1,575
Other assets	1,550	1,580
TOTAL ASSETS	$134,618	$136,347
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,155	$921
Accrued expenses	443	1,191
Amount due for purchase of membership interest	3,500	3,500
Other current liabilities	141	115
Due to related parties	30	—
Total current liabilities	5,269	5,727

Other liabilities	33	92
TOTAL LIABILITIES	5,302	5,819

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of October 31, 2020 and July 31, 2020, respectively	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 15,050,609 issued and 15,044,547 outstanding as of October 31, 2020, and 15,034,598 issued and 15,028,536 outstanding as of July 31, 2020	149	149
Additional paid-in capital	129,393	129,136
Accumulated deficit	(17,701)	(16,255)
Accumulated other comprehensive income related to foreign currency translation adjustment	3,724	3,762
Total equity attributable to Rafael Holdings, Inc.	115,573	116,800
Noncontrolling interests	13,743	13,728
TOTAL EQUITY	129,316	130,528
TOTAL LIABILITIES AND EQUITY	$134,618	$136,347

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended October 31,
	2020	2019
REVENUE
Rental – Third Party	$236	$346
Rental – Related Party	520	520
Parking	177	224
Other – Related Party	120	120
Total revenue	1,053	1,210

COSTS AND EXPENSES
Selling, general and administrative	2,592	2,041
Research and development	515	245
Depreciation and amortization	437	466
Loss from operations	(2,491)	(1,542)

Interest expense, net	—	(64)
Net loss resulting from foreign exchange transactions	—	(5)
Gain on sale of building	749	—
Impairment of investments - Other Pharmaceuticals	(724)	—
Unrealized gain (loss) on investments - Hedge Funds	944	(37)
Loss before income taxes	(1,522)	(1,648)
Provision for income taxes	(5)	(4)
Equity in earnings of RP Finance	96	—
Consolidated net loss	(1,431)	(1,652)
Net loss (income) attributable to noncontrolling interests	15	(54)
Net loss attributable to Rafael Holdings, Inc.	$(1,446)	$(1,598)

OTHER COMPREHENSIVE LOSS
Net loss	$(1,431)	$(1,652)
Foreign currency translation adjustment	(38)	6
Total comprehensive loss	(1,469)	(1,646)
Comprehensive loss attributable to noncontrolling interests	(21)	(2)
Total comprehensive loss attributable to Rafael Holdings, Inc.	$(1,490)	$(1,648)

Loss per share
Basic and diluted	$(0.09)	$(0.10)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	15,822,722	15,640,683

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

 (unaudited, in thousands, except share and per share data)

	Three Months Ended October 31, 2020
	Common Stock, Series A		Common Stock, Series B		Additional Paid - in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at July 31, 2020	787,163	$8	15,028,536	$149	$129,136	$(16,255)	$3,762	$13,728	$130,528
Net loss for the three months ended October 31, 2020	—	—	—	—	—	(1,446)	—	15	(1,431)
Stock-based compensation	—	—	7,261	—	214	—	—	—	214
Stock options exercised	—	—	8,750	—	43	—	—	—	43
Foreign currency translation adjustment	—	—	—	—	—	—	(38)	—	(38)
Balance at October 31, 2020	787,163	$8	15,044,547	$149	$129,393	$(17,701)	$3,724	$13,743	$129,316

	Three Months Ended October 31, 2019
	Common Stock, Series A		Common Stock, Series B		Additional Paid - in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at July 31, 2019	787,163	$8	13,142,502	$131	$112,898	$(5,840)	$3,784	$13,783	$124,764
Net loss for the three months ended October 31, 2019	—	—	—	—	—	(1,598)	—	(54)	(1,652)
Stock-based compensation	—	—	5,000	—	94	—	—	—	94
Shares issued for convertible note	—	—	1,849,749	18	15,650	—	—	—	15,668
Conversion of LipoMedix bridge notes	—	—	—	—	—	—	—	82	82
Foreign currency translation adjustment	—	—	—	—	—	—	6	—	6
Balance at October 31, 2019	787,163	$8	14,997,251	$149	$128,642	$(7,438)	$3,790	$13,811	$138,962

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended October 31,
	2020	2019
Operating activities
Net loss	$(1,431)	$(1,652)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	437	466
Deferred income taxes	6	1
Net unrealized (gain) loss on investments - Hedge Funds	(944)	37
Impairment of investments - Other Pharmaceuticals	724	—
Equity in earnings of RP Finance	(96)	—
Provision for doubtful accounts	38	48
Stock-based compensation	214	94
Amortization of debt discount	—	54
Gain on sale of building	(749)	—

Change in assets and liabilities:
Trade accounts receivable	(80)	173
Prepaid expenses and other current assets	(187)	217
Other assets	30	(289)
Accounts payable and accrued expenses	(490)	(196)
Due from Rafael Pharmaceuticals	(122)	—
Other current liabilities	26	(12)
Due to related parties	30	(37)
Due from Rafael Pharmaceuticals	—	160
Other liabilities	(59)	—
Net cash used in operating activities	(2,653)	(936)

Investing activities
Purchases of property and equipment	(145)	(321)
Payment to fund RP Finance	(1,875)	—
Proceeds from sale of building	3,658	—
Proceeds related to distribution of Hedge Funds	2,000	—
Net cash provided by (used in) investing activities	3,638	(321)

Financing activities
Proceeds from exercise of options	43	—
Net cash provided by financing activities	43	—
Effect of exchange rate changes on cash and cash equivalents	(3)	4
Net increase (decrease) in cash and cash equivalents	1,025	(1,253)
Cash and cash equivalents, beginning of period	6,206	12,024
Cash and cash equivalents, end of period	$7,231	$10,771

Supplemental schedule of noncash investing and financing activities
Conversion of LipoMedix bridge notes	$—	$82
Conversions of related party convertible notes payable and accrued interest	$—	$15,668

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

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

The commercial real estate holdings consist of a building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and certain other entities and hosts other tenants and an associated 800-car public garage, and a portion of a building in Israel. In August 2020, the Company sold an office/data center building in Piscataway, New Jersey, which was classified as held for sale at July 31, 2020.

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

All majority-owned subsidiaries are consolidated with all intercompany transactions and balances being eliminated in consolidation or combination. The entities included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Rafael Holdings, Inc.	United States – Delaware	100%
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT 225 Old NB Road, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100%
The Barer Institute, LLC	United States – Delaware	100%
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Levco Pharmaceuticals Ltd.	Israel	95%
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90%
LipoMedix Pharmaceuticals Ltd.	Israel	68%
CS Pharma Holdings, LLC	United States – Delaware	45%*

*	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership in Pharma Holdings, LLC and, therefore, an effective 45% interest in CS Pharma Holdings, LLC.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2020 refers to the fiscal year ended July 31, 2020).

Operating results for the three months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021. The balance sheet at July 31, 2020 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020, or the 2020 Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

The impacts on the operations and specifically the ongoing clinical trials of our pharmaceutical holdings have been actively managed by respective pharmaceutical management teams who have worked closely with the appropriate regulatory agencies to continue clinical trial activities with as minimal impact as possible from the pandemic, including receiving waivers for certain clinical trial activities from the respective regulatory agencies to continue the studies.

The Company has one tenant that has not paid rent for August 2020 due to the New Jersey state gym closures; however, the tenant subsequently resumed rent payments. There is a general degree of uncertainty in the national commercial real estate market based on the COVID-19 pandemic and as a result there is a potential impact to the value of the Company’s real estate portfolio as well as efforts to monetize those assets.

The Company has implemented a number of measures to protect the health and safety of our workforce including a mandatory work-from-home policy for our workforce who can perform their jobs from home as well as restrictions on business travel and workplace and in-person meetings.

Due to both known and unknown risks, including quarantines, closures and other restrictions resulting from the outbreak, operations and those of the Company’s holdings may be adversely impacted. Additionally, as there is an evolving nature to the COVID-19 situation, we cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The impact will depend on future developments such as the ultimate duration and the severity of the spread of the COVID-19 pandemic in the U.S. and globally, the effectiveness of federal, state, local and foreign government actions on mitigation and spread of COVID-19, the pandemic’s impact on the U.S. and global economies, changes in our customers’ behavior emanating from the pandemic and how quickly we can resume our normal operations, among others. For all these reasons, the Company may incur expenses or delays relating to such events outside of the Company’s control, which could have a material adverse impact on the Company’s business.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Cost Method Investments - Rafael Pharmaceuticals (see Note 3) is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Rafael Pharmaceuticals that most significantly impact Rafael Pharmaceuticals’ economic performance. Cost method investments are presented as “Investments - Rafael Pharmaceuticals.”

Equity Method Investments - RP Finance, LLC (“RP Finance”), (see Note 5), has been identified as a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. The Company accounts for its investment in RP Finance using the equity method of accounting.

Revenue Recognition

The Company applies the five-step approach as described in ASC 606, Revenue from Contracts with Customers, which consists of the following: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Research and Development Costs

Research and development costs and expenses incurred by consolidated entities consist primarily of salaries and related personnel expenses, stock-based compensation, fees paid to external service providers, laboratory supplies, costs for facilities and equipment, license costs, and other costs for research and development activities. Research and development expenses are recorded in operating expenses in the period in which they are incurred. Estimates have been used in determining the liability for certain costs where services have been performed but not yet invoiced. The Company monitors levels of performance under each significant contract for external service providers, including the extent of patient enrollment and other activities through communications with the service providers to reflect the actual amount expended.

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

Pharma Holdings owns 50% of CS Pharma Holdings, LLC, or CS Pharma, a non-operating entity that owns equity interests in Rafael Pharmaceuticals. Accordingly, the Company holds an effective 45% indirect interest in the assets held by CS Pharma.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Howard Jonas has additional contractual rights to receive additional Rafael Pharmaceuticals shares (“Bonus Shares”) for an additional 10% of the fully diluted capital stock of Rafael Pharmaceuticals upon the achievement of certain milestones. The additional 10% is based on the fully diluted capital stock of Rafael Pharmaceuticals, excluding the remainder for the Warrant, at the time of issuance. If any of the milestones are met, the Bonus Shares are to be issued without any additional payment. Howard Jonas has the right to transfer the Bonus Shares, in his discretion, to others, including those who are instrumental to the future success of Rafael Pharmaceuticals.

The Company holds a Warrant to purchase a significant stake in Rafael Pharmaceuticals, as well as other equity and governance rights in Rafael Pharmaceuticals. As of October 31, 2020, the Company owned 51% of the issued and outstanding equity in Rafael Pharmaceuticals. At that date, approximately 8% of the issued and outstanding equity was owned by the Company’s subsidiary CS Pharma and 42% was held by the Company’s subsidiary Pharma Holdings. The Company’s subsidiary Pharma Holdings holds a non-dilutive option to increase the Company’s total ownership to 56%. Based on the shares issued and outstanding of Rafael Pharmaceuticals as of October 31, 2020, the Company, and the Company’s affiliates, would need to pay approximately $16 million to exercise the Warrant in full. On an as-converted fully diluted basis (for all convertible securities of Rafael Pharmaceuticals outstanding), the Company, and the Company’s affiliates would need to pay approximately $104 million to exercise the Warrant in full. including additional issuances under the Line of Credit. Howard Jonas holds 10% of the interest in Pharma Holdings and would need to contribute 10% of any cash necessary to exercise any additional portion of the Warrant. Following any exercise, a portion of the Company’s interest in Rafael Pharmaceuticals would continue to be held for the benefit of the other equity holders in Pharma Holdings and CS Pharma. Given the Company’s anticipated available cash, the Company would not be able to exercise the Warrant in its entirety and the Company may never be able to exercise the Warrant in full. Rafael Pharmaceuticals may also issue additional equity interests, such as stock options, which will require the Company to pay additional cash to maintain the Company’s ownership percentage or exercise the Warrant in full.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – INVESTMENT IN ALTIRA

The Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) on May 13, 2020 with a member (the “Seller”) of Altira Capital & Consulting, LLC (“Altira”). Pursuant to the Purchase Agreement, on May 13, 2020, the Seller sold the economic rights related to a 33.333% membership interest in Altira to the Company and in effect the Company purchased the potential right to receive a 1% royalty on Net Sales (as defined in the Royalty Agreement between Altira and Rafael Pharmaceutical) on sales of certain Rafael Pharmaceuticals’ products. The purchase consideration for the purchase of the membership interest consists of 1) $1,000,000 payable monthly in four equal installments of $250,000 each; 2) $3,000,000 due on January 3, 2021; 3) $3,000,000 due within fifteen (15) days of interim data analysis in Rafael Pharmaceuticals’ Phase 3 pivotal trial (AVENGER 500®) of CPI-613® (devimistat); and 4) $3,000,000 which is due within one-hundred and twenty (120) days from the date that Rafael Pharmaceuticals files a new drug application with the U.S. Food and Drug Administration for approval of devimistat (CPI-613) as a first in-line therapy for pancreatic cancer, as defined in the Purchase Agreement. The post-closing payments are to be made, at the Company’s discretion, in cash or shares of the Company’s Class B common stock based on the ten days average share price of the Company’s Class B common stock prior to the date of payment or any combination thereof.

The Company has accounted for the purchase of the 33.333% membership interest in Altira as an equity method investment in accordance with the guidance in ASC 323, Investments – Equity Method and Joint Ventures. The Company determined that a 33.333% membership interest in Altira indicates that the Company is able to exercise significant influence over Altira, and the Company’s membership interest is considered to be “more than minor” in accordance with the guidance. The cost of the investment was determined to be $4,000,000 pursuant to the terms of the Purchase Agreement. The contingent consideration, as described within the Purchase Agreement, in the amount of $6,000,000, will be recognized when the payments are considered probable.

For the year ended July 31, 2020, the Company determined that the investment in Altira was fully impaired and recorded an impairment charge of $4,000,000, which was the total amount of the investment in Altira.

During the three months ended October 31, 2020, the Company did not make any payments to the Seller, and the remaining payments due to the Seller of $3,500,000 are recorded as a current liability. The assets and operations of Altira are not significant, and the Company has identified the equity investment in Altira as a related party transaction (see Note 11).

NOTE 5 – INVESTMENT IN RP FINANCE, LLC

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

RP Finance has been identified as a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. Therefore, we will use the equity method of accounting to record our investment in RP Finance. The Company has recognized approximately $96 thousand and $0 in income from its ownership interests of 37.5% in RP Finance for the three months ended October 31, 2020 and 2019, respectively. The assets and operations of RP Finance are not significant and the Company has identified the equity investment in RP Finance as a related party transaction (see Note 11).

In August 2020, Rafael Pharmaceuticals called for a $5,000,000 draw on the line of credit facility and the facility was funded by RP Finance LLC in the amount $5 million, in August 2020 and September 2020. For the three months ended October 31, 2020, the Company funded $1,875,000 in accordance with its 37.5% ownership interests in RP Finance.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

As of October 31, 2020, the Company held 68% of the issued and outstanding ordinary shares of LipoMedix and has consolidated this investment from the second quarter of fiscal 2018.

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

On May 20, 2020, the Company entered into a Share Purchase Agreement with LipoMedix to purchase 4,000,000 ordinary shares of LipoMedix for an aggregate purchase price of $1,000,000. The purchase consideration consisted of the outstanding Promissory Notes between the Company and LipoMedix dated November 13, 2019, January 21, 2020 and March 27, 2020 in the total principal amount of $300,000 plus accrued interest, for an aggregate amount of $306,737, and $693,263 of cash, thereby increasing the Company’s ownership in Lipomedix from 58% to 68%.

NOTE 7 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

●	Level 1 - quoted prices in active markets for identical assets or liabilities;

●	Level 2 - quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

●	Level 3 - unobservable inputs for the asset or liability, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of October 31, 2020 and July 31, 2020:

	Fair value at October 31, 2020
	Level 1	Level 2	Level 3	Total
	(unaudited, in thousands)
Assets:
Hedge Funds	$—	$—	$6,454	$6,454
Total	$—	$—	$6,454	$6,454

	Fair value at July 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Hedge Funds	$—	$—	$7,510	$7,510
Total	$—	$—	$7,510	$7,510

At October 31, 2020 and July 31, 2020, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	October 31, 2020	October 31, 2019
	(unaudited, in thousands)
Balance, beginning of period	$7,510	$5,125
Liquidation of Hedge Fund Investments	(2,000)	—
Total gain (loss) included in earnings	944	(37)
Balance, end of period	$6,454	$5,088

Hedge funds classified as Level 3 include investments and securities which may not be based on readily observable data inputs. The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. Therefore, these assets are classified as Level 3. In October 2020, the Company received a $2 million distribution of the Company’s investments in Hedge Funds.

The Company holds $2.0 million in investments in securities in another entity that are not liquid, which were included in Investments - Other Pharmaceuticals in the accompanying consolidated balance sheets. The investment is accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative as defined within the guidance, and the Company recorded an impairment loss of $0.7 million and $0 for the three months ended October 31, 2020 and 2019, respectively.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Cash and cash equivalents, prepaid expense and other current assets, and accounts payable. At October 31, 2020 and July 31, 2020, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1 and other current assets, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At October 31, 2020 and July 31, 2020, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s financial instruments include trade accounts receivable, trade accounts payable, and due from related parties. The recorded carrying amounts of trade accounts receivable, trade accounts payable and due from related parties approximate their fair value due to their short-term nature. Other than noted above, the Company did not have any other assets or liabilities that were measured at fair value on a recurring basis as of October 31, 2020 or July 31, 2020.

NOTE 8 – TRADE ACCOUNTS RECEIVABLE

Trade Accounts Receivable consisted of the following:

	October 31, 2020	July 31, 2020
	(unaudited, in thousands)	(in thousands)
Trade Accounts Receivable	$415	$364
Accounts Receivable - Related Party	150	121
Less Allowance for Doubtful Accounts	(256)	(218)
Trade Accounts Receivable, net	$309	$267

The current portion of deferred rental income included in prepaid expenses and other current assets was approximately $77 thousand and $11 thousand as of October 31, 2020 and July 31, 2020, respectively.

The noncurrent portion of deferred rental income included in Other Assets was approximately $1.5 million as of October 31, 2020 and July 31, 2020.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 31, 2020	July 31, 2020
	(unaudited, in thousands)	(in thousands)
Building and Improvements	$47,736	$47,591
Land	10,412	10,412
Furniture and Fixtures	1,145	1,145
Other	256	256
	59,549	59,404
Less Accumulated Depreciation	(15,408)	(14,971)
Total	$44,141	$44,433

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense pertaining to property and equipment was approximately $0.4 million and $0.5 million for the three months ended October 31, 2020 and 2019, respectively.

The Company’s headquarters are located at 520 Broad Street in Newark, New Jersey where it occupies office space in the building owned by its subsidiary.

In August 2020, the Company sold an office/data center building in Piscataway, New Jersey, which was classified as held for sale at July 31, 2020.

NOTE 10 – LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted loss per shares includes potentially dilutive securities such as stock options and other convertible instruments. These securities have been excluded from the calculation of diluted net loss per shares for the three months ended October 31, 2020 and 2019 because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three months ended October 31,
	2020	2019
Stock Options	571,800	586,874
Total	571,800	586,874

The diluted loss per share computation equals basic loss per share for the three months ended October 31, 2020 and 2019 because the Company had a net loss and the impact of the assumed exercise of stock options would have been anti-dilutive.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has historically maintained an intercompany balance due to/from related parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT Corporation, or IDT, and payroll costs for the Company’s personnel that were paid by IDT. The Company also receives rental income from various companies under common control to IDT. The Company recorded expense of approximately $66 thousand in related party services to IDT, of which approximately $30 thousand is included in due to related parties at October 31, 2020.

IDT leases approximately 80,000 square feet of office space plus parking occupied by IDT at 520 Broad Street, Newark, NJ and approximately 3,600 square feet of office space in Jerusalem, Israel. IDT paid the Company approximately $459 thousand for office rent and parking during the three months ended October 31, 2020 and 2019.  As of October 31, 2020 and 2019, IDT owed the Company approximately $69 thousand and $0, respectively, for office rent and parking.

The Company leases space to related parties which represented approximately 56% and 43% of the Company’s total revenue for the three months ended October 31, 2020 and 2019, respectively. See Note 16 for future minimum rent payments from related parties and other tenants.

The Company provides Rafael Pharmaceuticals with administrative, finance, accounting, tax and legal services. Howard S. Jonas serves as a Chairman of the Board of Rafael Pharmaceuticals and owns an equity interest in Rafael Pharmaceuticals. The Company billed Rafael Pharmaceuticals $120,000 for the three months ended October 31, 2020 and 2019, respectively. As of October 31, 2020 and July 31, 2020, Rafael Pharmaceuticals owed the Company $240,000 and $120,000, respectively, included in due from Rafael Pharmaceuticals.

In September 2018, CS Pharma, in which the Company owns an effective 45% interest, exercised a warrant to purchase 8 million shares of Rafael Pharmaceuticals’ Series D Convertible Preferred Stock for $10 million representing approximately 8% of the equity on a fully-diluted basis (excluding the remainder of the Warrant) of Rafael Pharmaceuticals. The Warrant in full is exercisable for up to 56% of the fully diluted equity of Rafael Pharmaceuticals. The right to exercise the first $10 million of the Warrant was held by CS Pharma. CS Pharma is owned by 0.25% by Michael Weiss, a non-employee director of the Company. The remainder of the Warrant is held by Pharma Holdings.

On November 5, 2018, Pharma Holdings, LLC partially exercised a warrant to purchase 4 million shares of Rafael Pharmaceuticals’ Series D Convertible Preferred Stock for $5 million, of which $500,000 was contributed by Howard Jonas.

On November 15, 2018, Howard Jonas entered into an agreement to purchase a convertible note from the Company for $15.0 million convertible into shares of Class B common stock at $8.47 per share. The term of the note was three years with interest on the principal amount at a rate of 6% per annum, compounded quarterly. At issuance, the Company recorded a debt discount of approximately $70,000 related to the beneficial conversion feature of the note and amortized approximately $16,000 of the discount in fiscal 2020 which was recorded as interest expense. In addition, the Company recorded approximately $650,000 of interest expense for the three months ended October 31, 2020 and 2019. In August 2019, the note including accrued interest of approximately $667,000 was converted into 1,849,749 shares of common stock.

On January 10, 2019, Pharma Holdings partially exercised a warrant to purchase 5.1 million shares of Series D Convertible Preferred Stock of Rafael Pharmaceuticals for $6.4 million, of which $640,000 was contributed by Howard Jonas.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company acquired membership interest in Altira, a related party in fiscal 2020 and fiscal 2021 (see Note 4 and Note 17).

The Company recognized approximately $96 thousand and $0 in income from its ownership interests of 37.5% in RP Finance for the three months ended October 31, 2020 and 2019, respectively (see Note 5).

NOTE 12 – INCOME TAXES

The Company has completed its accounting for the income tax effects of the enactment of the Tax Act and Care Act. At October 31, 2020, the Company has federal net operating loss (“NOL”) carryforwards from domestic operations of approximately $34.4 million, to offset future taxable income. The Company has state NOLs of $15.3 million. The Company has NOLs from foreign operations of $2.3 million. As part of the Tax Act, federal NOLs generated in 2018 and later are not subject to an expiration period and are available to offset 80% of taxable income in the year in which they are utilized. The federal NOL carryforwards generated prior to 2018 will begin to expire in 2026. The state NOLs will begin to expire in 2038 and foreign NOLs do not expire.

The Company anticipates that its assumptions and estimates may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB, and various other taxing jurisdictions. In particular, the Company anticipates that the U.S. state jurisdictions will continue to determine and announce their conformity with or decoupling from the Tax Act, either in its entirety or with respect to specific provisions. Legislative and interpretive actions could result in adjustments to the Company’s balances.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Real Estate segment consists of the Company’s real estate holdings, including a building at 520 Broad Street in Newark, New Jersey that houses headquarters for the Company and certain affiliates and its associated public garage and a portion of an office building in Israel.

In August 2020, the Company sold a 3-story, 65,253 square foot office building located at 225 Old New Brunswick Road in Piscataway, New Jersey to 225 ONBR, LLC, an entity unaffiliated with the Company. The purchase price was $3,875,000 and, after transfer taxes and broker’s commission, the Company received $3,675,638 in cash. As of July 31, 2020, the building was classified as held for sale on the consolidated balance sheet.

Operating results for the business segments of the Company are as follows:

(unaudited, in thousands)	Pharmaceuticals	Real Estate	Total
Three Months Ended October 31, 2020
Revenues	$—	$1,053	$1,053
Loss from operations	(533)	(1,958)	(2,491)

Three Months Ended October 31, 2019
Revenues	$—	$1,210	$1,210
Loss from operations	(266)	(1,276)	(1,542)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended October 31, (unaudited)	2020	2019
Revenue from tenants located in Israel	6%	5%

Net long-lived assets and total assets held outside of the United States, which are located in Israel, were as follows:

(unaudited, in thousands)	United States	Israel	Total
October 31, 2020
Long-lived assets, net	$42,564	$1,577	$44,141
Total assets	130,744	3,874	134,618

July 31, 2020
Long-lived assets, net	$42,840	$1,593	$44,433
Total assets	132,286	4,061	136,347

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On September 17, 2018, LipoMedix was notified of a claim initiated by one of its founders seeking payment of consulting fees in the amount of approximately $377,000 and seeking to place restrictions on LipoMedix’s bank accounts and other assets to protect his claim. LipoMedix did not believe that the individual had the right to receive any payment at that time. LipoMedix responded to the demand for the placement of restrictions on its assets. In May 2019, LipoMedix received a letter from the other founder requesting payment of his consulting fees. On July 15, 2019, the parties settled the matters and the two founders will be paid a percentage of future investments and certain other proceeds.

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

The Company accounts for contingencies when a loss is considered probable and can be reasonably estimated. For the matters disclosed above, a legal accrual for approximately $64,000 has been recorded for legal fees and losses believed to be both probable and reasonably estimable, but an exposure to additional loss may exist in excess of the amount accrued.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – EQUITY

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

During the three months ended October 31, 2020, 8,750 options were exercised. At October 31, 2020, there was no unrecognized compensation cost related to non-vested stock options.

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2020	580,874	$4.90	2.65	$2,846
Granted	—	—
Exercised	(8,750)	4.90
Cancelled / Forfeited	(324)	—
Outstanding at October 31, 2020	571,800	$4.90	2.40	$2,802
Exercisable at October 31, 2020	571,800	$4.90	2.40	$2,802

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2020	123,104	$10.80
Granted	9,360	16.58
Vested	(7,027)	(16.91)
Cancelled / Forfeited	(2,099)	(13.54)
Non-vested shares at October 31, 2020	123,338	$13.79

At October 31, 2020, there was $1.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 2.18 years.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – LEASES

The Company is the lessor of certain properties which are leased to tenants under net operating leases with initial term expiration dates ranging from 2021 to 2029. Lease income included on the consolidated statements of operations and comprehensive loss for the three months ended October 31, 2020 and 2019 was $634 thousand and $866 thousand, respectively.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of October 31, 2020, under non-cancellable operating leases which expire on various dates through 2028 are as follows:

Year ending July 31,	Related Parties	Other	Total
	(in thousands)
2021 (remaining)	$1,532	$603	$2,135
2022	2,078	776	2,854
2023	2,117	592	2,709
2024	2,155	538	2,693
2025	1,659	550	2,209
Thereafter	—	1,948	1,948
Total Minimum Future Rental Income	$9,541	$5,007	$14,548

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 17 – SUBSEQUENT EVENTS

In November 2020, Rafael Pharmaceuticals called for a $5 million draw on the line of credit facility and the facility was funded by RP Finance in the amount of $5 million. The Company funded $1.875 million of the $5 million draw in accordance with its 37.5% ownership interests in RP Finance.

The Company entered into a Membership Interest Purchase Agreement (the “Second Altira Agreement”) on December 7, 2020 with a member (the “Seller”) of Altira. Pursuant to the Second Altira Agreement, on December 7, 2020, the Seller sold the economic rights related to a 33.333% membership interest in Altira to the Company and in effect the Company purchased the potential right to receive a 1% royalty on Net Sales (as defined in the Royalty Agreement between Altira and Rafael Pharmaceuticals) on sales of certain Rafael Pharmaceuticals’ products. The purchase consideration for the purchase of the membership interest consists of 1) $1,000,000 payable monthly in four equal installments of $250,000 each, commencing on January 4, 2021; 2) $3,000,000 due on January 4, 2021; 3) $3,000,000 due within fifteen (15) days of the earlier to occur of either the completion of Rafael Pharmaceuticals’ Phase III pivotal trial (AVENGER 500®) of CPI-613® (devimistat) or May 31, 2021 and not before January 4, 2021; and 4) $3,000,000 which is due within one-hundred and twenty (120) days from the date that Rafael Pharmaceuticals files a new drug application with the U.S. Food and Drug Administration for approval of devimistat (CPI-613) as a first in-line therapy for pancreatic cancer, as defined in the Purchase Agreement. Certain of the post-closing payments may be made, at the Company’s discretion, in cash or shares of the Company’s Class B common stock based on the ten day average share price of the Company’s Class B common stock prior to the date of payment or any combination thereof.

On December 7, 2020, Rafael Holdings entered into a Securities Purchase Agreement (the “SPA”) for the sale of 567,437 shares of the Company’s Class B common stock at a price per share of $22.91 (which was the closing price for the Class B common stock on the New York Stock Exchange on December 4, 2020 the trading day immediately preceding the date of the SPA) for an aggregate purchase price of $13 million. In connection with the purchases, each purchaser was granted warrants to purchase twenty percent (20%) of the shares of Class B common stock purchased by such purchaser. The warrants have an exercise price of $22.91 per share and expire on June 6, 2022. The Company issued warrants to purchase an aggregate of 113,487 shares of Class B common stock. A majority of the proceeds received pursuant to the SPA are expected to be used by the Company to exercise an additional portion of the warrant held by the Company’s subsidiary to purchase equity securities of Rafael Pharmaceuticals, Inc. in order to maintain the Company’s relative position as a percentage of shares outstanding as well as the fully-diluted equity of Rafael Pharmaceuticals in light of issuances of Rafael Pharmaceuticals equity securities to third-party shareholders of Rafael Pharmaceuticals, including due to warrant exercises by these shareholders. The Company intends to use additional proceeds to fund the operations of its drug development programs including its Barer Institute subsidiary, and for general corporate purposes. Under the SPA, two entities, on whose Boards of Directors Howard Jonas, the Registrant’s Chief Executive Officer and Chairman of the Board serves, each purchased 218,245 shares of Class B common stock for consideration of $10 million. The shares and warrants were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 10, 2020, a controlled subsidiary of the Company, Farber Partners LLC, or Farber, reached an agreement with Princeton University to in-license certain patents and related information related to the serine hydroxymethyltransferase (SHMT) inhibitor program developed by the laboratory of Dr. Joshua D. Rabinowitz at Princeton. Farber will pay Princeton a minimum annual royalty payment of $50 thousand, in addition to percentage royalties and a percentage of any sublicense revenue. Additionally, there are development milestone payments which Farber will pay Princeton for the first three products developed by Farber, or any sublicensees or affiliates.

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

The commercial real estate holdings consist of a building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and certain other entities and hosts other tenants and an associated 800-car public garage, and a portion of a building in Israel. In August 2020, the Company sold an office/data center building in Piscataway, New Jersey, which was classified as held for sale at July 31, 2020.

Business Update - COVID-19

In December 2019, a new coronavirus, now known as COVID-19, which has proved to be highly contagious, emerged in Wuhan, China and since has spread around the globe. We actively monitor the outbreak and its potential impact on our operations and those of our holdings.

The impacts on the operations and specifically the ongoing clinical trials of our pharmaceutical holdings have been actively managed by respective pharmaceutical management teams who have worked closely with the appropriate regulatory agencies to continue clinical trial activities with as minimal impact as possible from the pandemic, including receiving waivers for certain clinical trial activities from the respective regulatory agencies to continue the studies.

We have one tenant that has not paid rent for August 2020 due to the New Jersey state gym closures; however, the tenant subsequently resumed rent payments. There is a general degree of uncertainty in the national commercial real estate market based on the COVID-19 pandemic and as a result there is a potential impact to the value of our real estate portfolio as well as efforts to monetize those assets.

We have implemented a number of measures to protect the health and safety of our workforce including a mandatory work-from-home policy for our workforce who can perform their jobs from home as well as restrictions on business travel and workplace and in-person meetings.

Due to both known and unknown risks, including quarantines, closures and other restrictions resulting from the outbreak, operations and those of our holdings may be adversely impacted. Additionally, as there is an evolving nature to the COVID-19 situation, we cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The impact will depend on future developments such as the ultimate duration and the severity of the spread of the COVID-19 pandemic in the U.S. and globally, the effectiveness of federal, state, local and foreign government actions on mitigation and spread of COVID-19, the pandemic’s impact on the U.S. and global economies, changes in our customers’ behavior emanating from the pandemic and how quickly we can resume our normal operations, among others. For all these reasons, we may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business.

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

Three Months Ended October 31, 2020 Compared to Three Months Ended October 31, 2019

Pharmaceuticals Segment

Our consolidated expenses for our Pharmaceuticals segment were as follows:

	Three Months Ended October 31,		Change
	2020	2019	$	%
	(unaudited, in thousands)
Selling, general and administrative	$(18)	$(21)	$3	(14)%
Research and development	(515)	(245)	(270)	110%
Depreciation	—	—	—	—%
Loss from operations	$(533)	$(266)	$(267)	100%

To date, the Pharmaceuticals segment has not generated any revenues. The entirety of the expenses in the Pharmaceuticals segment relate to the activities of LipoMedix and Barer. Research and development increased for the three months ended October 31, 2020 compared to the three months ended October 31, 2019 due to Barer commencing operations in fiscal 2020. As of October 31, 2020 and 2019, we held a 68% and 52% interest, respectively, in LipoMedix and consolidated our majority interest in LipoMedix.

Real Estate Segment

Our consolidated income and expenses for our Real Estate segment were as follows:

	Three Months Ended October 31,		Change
	2020	2019	$	%
	(unaudited, in thousands)
Rental – Third Party	$236	$346	$(110)	(32)%
Rental – Related Party	520	520	—	—%
Parking	177	224	(47)	(21)%
Other	120	120	—	—%
Selling, general and administrative	(2,574)	(2,020)	(554)	27%
Depreciation	(437)	(466)	29	(6)%
Loss from operations	$(1,958)	$(1,276)	$(682)	53%

Revenues. Rental and Parking revenues decreased by approximately $157,000 for the three months ended October 31, 2020, compared to the three months ended October 31, 2019, primarily due to the sale of the building in Piscataway and the related reduced rental income, in addition to the decrease in parking as the majority of the customers who were utilizing the parking garage are now working from home due to COVID-19.

Selling, general and administrative expenses.  Selling, general and administrative expenses consists mainly of payroll, benefits, facilities, consulting and professional fees. The increase in selling, general and administrative expenses for the three months ended October 31, 2020, compared to the three months ended October 31, 2019 is primarily due to increased insurance and real estate tax costs.

Depreciation expenses. Depreciation expenses decreased for the three months ended October 31, 2020, compared to the three months ended October 31, 2019 due to the sale of the building in Piscataway, New Jersey.

Consolidated Operations

Our consolidated income and expense line items below income from operations were as follows:

	Three Months Ended October 31,		Change
	2020	2019	$	%
	(unaudited, in thousands)
Loss from operations	$(2,491)	$(1,542)	$(949)	62%
Interest expense, net	—	(64)	64	(100)%
Net loss resulting from foreign exchange transactions	—	(5)	5	(100)%
Gain on sale of building	749	—	749	100%
Impairment of investments - Other Pharmaceuticals	(724)	—	(724)	(100)%
Unrealized gain (loss) on investments - Hedge Funds	944	(37)	981	(2651)%
Loss before income taxes	(1,522)	(1,648)	126	8%
Provision for income taxes	(5)	(4)	(1)	25%
Equity in earnings of RP Finance	96	—	96	100%
Consolidated net loss	(1,431)	(1,652)	221	(13)%
Net loss (income) attributable to noncontrolling interests	15	(54)	69	(128)%
Net loss attributable to Rafael Holdings, Inc.	$(1,446)	$(1,598)	$152	(10)%

Interest expense, net. Interest expense, net was $0 for the three months ended October 31, 2020 and $64 thousand for the year months ended October 31, 2019. The reduction is due to the decrease in interest expense related to the conversion of the convertible note in January 2019.

Net loss resulting from foreign exchange transactions.  Net loss resulting from foreign exchange transactions is composed entirely from changes in movements in New Israeli Shekels relative to the U.S. Dollar.

Impairment of investments - Other Pharmaceuticals. The Company recorded an impairment loss of $724 thousand related to the Company’s investment using the measurement alternative for the three months ended October 31, 2020.

Unrealized gain (loss) on investments - Hedge Funds. The Company recorded unrealized gains of approximately $944 thousand and unrealized losses of $37 thousand for the three months ended October 31, 2020 and 2019, respectively.

Gain on sale of building. In August 2020, the Company sold a building located in Piscataway, New Jersey, and recognized a gain on the sale of approximately $749 thousand.

Equity in earnings of RP Finance. The Company recognized approximately $96 thousand in income from its ownership interests of 37.5% in RP Finance for the three months ended October 31, 2020.

Net loss (income) attributable to noncontrolling interests. The change in the net loss (income) attributable to noncontrolling interests was due to LipoMedix for the three months ended October 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

General

As of October 31, 2020, we had cash and cash equivalents of $7.2 million. We expect our cash from operations in the next 12 months and the balance of cash and cash equivalents that we held as of October 31, 2020 in addition to the subsequent $13 million obtained in December 2020 from Share Purchase Agreements related to the sale of the Company’s Class B common stock (see Note 17) to be sufficient to meet our currently anticipated working capital, research and development, and capital expenditure requirements during the next 12 months from the issuance of these consolidated financial statements.

	Three Months Ended October, 31
	2020	2019
	(unaudited, in thousands)
Cash flows (used in) provided by
Operating activities	$(2,653)	$(936)
Investing activities	3,638	(321)
Financing activities	43	—
Effect of exchange rates on cash and cash equivalents	(3)	4
Decrease in cash and cash equivalents	$1,025	$(1,253)

Operating Activities

The increase in cash used in operating activities for the three months ended October 31, 2020 as compared to for the three months ended October 31, 2019 was primarily related to the net loss, and different impact from non-cash items, primarily the unrealized gain on investments - Hedge Funds and the gain on the sale of the Piscataway building.

Investing Activities

Cash provided by investing activities for the three months ended October 31, 2020 was primarily related to the proceeds from the sale of the building in Piscataway, New Jersey in August 2020 and proceeds from hedge funds, offset by the payment to fund the RP Finance line of credit.

Cash used in investing activities for the three months ended October 31, 2019 related to building improvements made to our real estate holdings.

Financing Activities

Cash provided by financing activities for the three months ended October 31, 2020 was related to proceeds from the exercise of options to purchase Class B common stock of the Company.

There was no cash provided by or used in financing activities for the three months ended October 31, 2019.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Trends and Uncertainties – COVID-19

We actively monitor the COVID-19 pandemic and its potential impact on our operations and those of our holdings. Although our operations are mainly in the United States, we have assets outside of the United States, and some of our pharmaceutical holdings conduct operations, manufacturing and clinical trial activities in Europe and Asia.

The impacts on the operations and specifically the ongoing clinical trials of our pharmaceutical holdings have been actively managed by respective pharmaceutical management teams who have worked closely with the appropriate regulatory agencies to continue clinical trial activities with as minimal impact as possible from the pandemic, including receiving waivers for certain clinical trial activities from the respective regulatory agencies to continue the studies.

We had one tenant that has not paid rent for August 2020 due to the New Jersey state gym closures; however, the tenant subsequently resumed rent payments. There is a general degree of uncertainty in the national commercial real estate market based on the COVID-19 pandemic and as a result there is a potential impact to the value of our real estate portfolio as well as efforts to monetize those assets.

We have implemented a number of measures to protect the health and safety of our workforce including a mandatory work-from-home policy for our workforce who can perform their jobs from home as well as restrictions on business travel and workplace and in-person meetings.

Due to both known and unknown risks, including quarantines, closures and other restrictions resulting from the outbreak, operations and those of our holdings may be adversely impacted. Additionally, as there is an evolving nature to the COVID-19 situation, we cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The impact will depend on future developments such as the ultimate duration and the severity of the spread of the COVID-19 pandemic in the U.S. and globally, the effectiveness of federal, state, local and foreign government actions on mitigation and spread of COVID-19, the pandemic’s impact on the U.S. and global economies, changes in our customers’ behavior emanating from the pandemic and how quickly we can resume our normal operations, among others. For all these reasons, we may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business.

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to our consolidated financial statements included in our 2020 Form 10-K.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for fiscal 2020 (“2020 Form 10-K”). There have been no material changes in our critical accounting policies and procedures during the three months ended October 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

There have been no significant changes in our market risk exposures from those described in Item 7A of our 2020 Form 10-K.

We are monitoring the potential impacts of the COVID-19 pandemic on our business. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact on the global financial markets may reduce our ability to access capital, which could negatively impact our long-term liquidity.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2020.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Legal proceedings in which we are involved are more fully described in Note 14 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Item 1A Risk Factors contained in our 2020 Form 10-K includes a discussion of risk factors related to investment in our common stock which is incorporated herein. There were no material changes from the risk factors associated with our business previously disclosed in Part I, Item 1A “Risk Factors” of our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2020	Rafael Holdings, Inc.

	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

	By:	/s/ David Polinsky
David Polinsky Chief Financial Officer