Form 10-Q
period 2021-01-31
Rafael Holdings, Inc.
filed 2021-03-17
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of March 15, 2021 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	15,884,473 shares

RAFAEL HOLDINGS, INC.

i

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	January 31, 2021	July 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,086	$6,206
Trade accounts receivable, net of allowance for doubtful accounts of $117 and $218 at January 31, 2021 and July 31, 2020, respectively	124	267
Due from Rafael Pharmaceuticals	360	118
Prepaid expenses and other current assets	116	273
Assets held for sale	—	2,968
Total current assets	6,686	9,832

Property and equipment, net	43,760	44,433
Equity investment – RP Finance LLC	383	192
Due from RP Finance LLC	3,750	—
Investments – Rafael Pharmaceuticals	79,141	70,018
Investments – Other Pharmaceuticals	477	1,201
Investments – Hedge Funds	8,943	7,510
Deferred income tax assets, net	—	6
In-process research and development and patents	1,575	1,575
Other assets	1,534	1,580
TOTAL ASSETS	$146,249	$136,347

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable	$495	$921
Accrued expenses	643	1,191
Amount due for purchase of membership interest	9,500	3,500
Other current liabilities	162	115
Due to related parties	29	—
Total current liabilities	10,829	5,727

Other liabilities	33	92
TOTAL LIABILITIES	10,862	5,819

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of January 31, 2021 and July 31, 2020, respectively	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 15,664,476 issued and 15,652,120 outstanding as of January 31, 2021, and 15,034,598 issued and 15,028,536 outstanding as of July 31, 2020	155	149
Additional paid-in capital	142,746	129,136
Accumulated deficit	(25,866)	(16,255)
Accumulated other comprehensive income related to foreign currency translation adjustment	3,761	3,762
Total equity attributable to Rafael Holdings, Inc.	120,804	116,800
Noncontrolling interests	14,583	13,728
TOTAL EQUITY	135,387	130,528
TOTAL LIABILITIES AND EQUITY	$146,249	$136,347

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except share and per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
REVENUE
Rental – Third Party	$190	$370	$426	$716
Rental – Related Party	527	527	1,047	1,047
Parking	122	219	299	443
Other – Related Party	120	120	240	240
Total revenue	959	1,236	2,012	2,446

COSTS AND EXPENSES
Selling, general and administrative	2,767	2,221	5,359	4,262
Research and development	1,568	448	2,083	693
Depreciation and amortization	441	473	878	939
Impairment – Altira	7,000	—	7,000	—
Loss from operations	(10,817)	(1,906)	(13,308)	(3,448)

Interest (expense) income, net	(1)	33	(1)	(31)
Net loss resulting from foreign exchange transactions	—	—	—	(5)
Gain on sale of building	—	—	749	—
Impairment of investments - Other Pharmaceuticals	—	—	(724)	—
Unrealized gain on investments - Hedge Funds	2,489	557	3,433	520
Loss before income taxes	(8,329)	(1,316)	(9,851)	(2,964)
Provision for income taxes	(4)	(12)	(9)	(16)
Equity in earnings of RP Finance	96	—	192	—
Consolidated net loss	(8,237)	(1,328)	(9,668)	(2,980)
Net loss attributable to noncontrolling interests	(72)	(75)	(57)	(129)
Net loss attributable to Rafael Holdings, Inc.	$(8,165)	$(1,253)	$(9,611)	$(2,851)

OTHER COMPREHENSIVE LOSS
Net loss	$(8,237)	$(1,328)	$(9,668)	$(2,980)
Foreign currency translation adjustment	37	(34)	(1)	(28)
Total comprehensive loss	(8,200)	(1,362)	(9,669)	(3,008)
Comprehensive loss attributable to noncontrolling interests	10	(18)	(11)	(16)
Total comprehensive loss attributable to Rafael Holdings, Inc.	$(8,210)	$(1,344)	$(9,658)	$(2,992)

Loss per share
Basic and diluted	$(0.50)	$(0.08)	$(0.60)	$(0.18)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	16,172,421	15,790,400	15,997,571	15,715,442

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share data)

	Three Months Ended January 31, 2021
	Common Stock, Series A		Common Stock, Series B		Additional Paid - in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at October 31, 2020	787,163	$8	15,044,547	$149	$129,393	$(17,701)	$3,724	$13,743	$129,316
Net loss	—	—	—	—	—	(8,165)	—	(72)	(8,237)
Stock-based compensation	—	—	33,821	—	219	—	—	—	219
Stock-based compensation to Board of Directors	—	—	12,609	—	286	—	—	—	286
Shares issued - Securities Purchase Agreements	—	—	567,437	6	12,994	—	—	—	13,000
Shares withheld for payroll taxes	—	—	(6,294)	—	(146)	—	—	—	(146)
Capital contribution for noncontrolling interest	—	—	—	—	—	—	—	912	912
Foreign currency translation adjustment	—	—	—	—	—	—	37	—	37
Balance at January 31, 2021	787,163	$8	15,652,120	$155	$142,746	$(25,866)	$3,761	$14,583	$135,387

	Six Months Ended January 31, 2021
	Common Stock, Series A		Common Stock, Series B		Additional Paid - in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at July 31, 2020	787,163	$8	15,028,536	$149	$129,136	$(16,255)	$3,762	$13,728	$130,528
Net loss	—	—	—	—	—	(9,611)	—	(57)	(9,668)
Stock-based compensation	—	—	41,082	—	433	—	—	—	433
Stock-based compensation to Board of Directors	—	—	12,609	—	286	—	—	—	286
Shares issued - Securities Purchase Agreements	—	—	567,437	6	12,994	—	—	—	13,000
Shares withheld for payroll taxes	—	—	(6,294)	—	(146)	—	—	—	(146)
Stock options exercised	—	—	8,750	—	43	—	—	—	43
Capital contribution for noncontrolling interest	—	—	—	—	—	—	—	912	912
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)
Balance at January 31, 2021	787,163	$8	15,652,120	$155	$142,746	$(25,866)	$3,761	$14,583	$135,387

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share data)

	Three Months Ended January 31, 2020
	Common Stock, Series A		Common Stock, Series B		Additional Paid - in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at October 31, 2019	787,163	$8	14,997,251	$149	$128,642	$(7,438)	$3,790	$13,811	$138,962
Net loss	—	—	—	—	—	(1,253)	—	(75)	(1,328)
Stock-based compensation	—	—	15,863	—	109	—	—	—	109
Stock-based compensation to Board of Directors	—	—	12,609	—	208	—	—	—	208
Shares withheld for payroll taxes	—	—	(5,238)	—	(116)	—	—	—	(116)
Conversion of LipoMedix Bridge Notes	—	—	—	—	—	—	—	118	118
Foreign currency translation adjustment	—	—	—	—	—	—	(34)	—	(34)
Balance at January 31, 2020	787,163	$8	15,020,485	$149	$128,843	$(8,691)	$3,756	$13,854	$137,919

	Six Months Ended January 31, 2020
	Common Stock, Series A		Common Stock, Series B		Additional Paid - in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at July 31, 2019	787,163	$8	13,142,502	$131	$112,898	$(5,840)	$3,784	$13,783	$124,764
Net loss	—	—	—	—	—	(2,851)	—	(129)	(2,980)
Stock-based compensation	—	—	20,863	—	203	—	—	—	203
Stock-based compensation to Board of Directors	—	—	12,609	—	208	—	—	—	208
Shares issued for convertible debt	—	—	1,849,749	18	15,650	—	—	—	15,668
Shares withheld for payroll taxes	—	—	(5,238)	—	(116)	—	—	—	(116)
Conversion of LipoMedix bridge notes	—	—	—	—	—	—	—	200	200
Foreign currency translation adjustment	—	—	—	—	—	—	(28)	—	(28)
Balance at January 31, 2020	787,163	$8	15,020,485	$149	$128,843	$(8,691)	$3,756	$13,854	$137,919

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended January 31,
	2021	2020
Operating activities
Net loss	$(9,668)	$(2,980)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	878	939
Deferred income taxes	6	12
Net unrealized gain on investments - Hedge Funds	(3,433)	(520)
Impairment of investments - Other Pharmaceuticals	724	—
Impairment – Altira	7,000	—
Equity in earnings of RP Finance	(192)	—
Provision for doubtful accounts	104	48
Stock-based compensation	719	411
Amortization of debt discount	—	54
Gain on sale of building	(749)	—

Change in assets and liabilities:
Trade accounts receivable	39	77
Prepaid expenses and other current assets	157	181
Other assets	46	(38)
Accounts payable and accrued expenses	(933)	(252)
Due from Rafael Pharmaceuticals	(242)	—
Other current liabilities	47	—
Due to related parties	29	126
Other liabilities	(59)	42
Net cash used in operating activities	(5,527)	(1,900)

Investing activities
Purchase of investment in Altira	(1,000)	—
Purchases of property and equipment	(205)	(456)
Payments to fund RP Finance	(3,750)	—
Proceeds from sale of building	3,658	—
Proceeds related to distribution of Hedge Funds	2,000	—
Investment in Rafael Pharmaceuticals	(9,123)	—
Net cash used in investing activities	(8,420)	(456)

Financing activities
Contribution from noncontrolling interest of consolidated entity	912	—
Proceeds from exercise of options	43	—
Proceeds from issuance of shares	13,000	—
Payments for taxes related to shares withheld for employee taxes	(146)	(116)
Net cash provided by (used in) financing activities	13,809	(116)
Effect of exchange rate changes on cash and cash equivalents	18	(30)
Net decrease in cash and cash equivalents	(120)	(2,502)
Cash and cash equivalents, beginning of period	6,206	12,024
Cash and cash equivalents, end of period	$6,086	$9,522

Supplemental schedule of noncash investing and financing activities
Conversion of LipoMedix bridge notes	$—	$200
Conversions of related party convertible notes payable and accrued interest	$—	$15,668

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

The pharmaceutical holdings include preferred and common equity interests and a warrant to purchase additional equity interests in Rafael Pharmaceuticals, Inc., or Rafael Pharmaceuticals, which is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells; and, a majority equity interest in LipoMedix Pharmaceuticals Ltd., or LipoMedix, a clinical stage oncological pharmaceutical company based in Israel. In addition, in 2019, we established the Barer Institute (“Barer”), a wholly-owned early stage venture focused on developing a pipeline of therapeutic compounds, including compounds to regulate cancer metabolism. The venture is pursuing collaborative research agreements with leading scientists from top academic institutions. In addition, we have recently initiated efforts to develop other early stage pharmaceutical ventures including Levco Pharmacetuicals Ltd. (“Levco”), an Israeli company, established to partner with Dr. Alberto Gabizon and a top institution in Israel on the development of novel compounds for cancer, and Farber Partners, LLC (“Farber”), formed around an agreement with Princeton University’s Office of Technology Licensing for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program.

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

All majority-owned subsidiaries are consolidated with all intercompany transactions and balances being eliminated in consolidation or combination. The entities included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Rafael Holdings, Inc.	United States – Delaware	100%
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT 225 Old NB Road, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100%
The Barer Institute, LLC	United States – Delaware	100%
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Levco Pharmaceuticals Ltd.	Israel	95%
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90%
LipoMedix Pharmaceuticals Ltd.	Israel	68%
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC	United States – Delaware	45%*

*	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership in Pharma Holdings, LLC and, therefore, an effective 45% interest in CS Pharma Holdings, LLC.

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

Operating results for the three and six months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021. The balance sheet at July 31, 2020 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020, or the 2020 Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

The Company has one tenant that had not paid rent in August 2020 due to the New Jersey state gym closures; however, the tenant subsequently resumed rent payments. There is a general degree of uncertainty in the national commercial real estate market based on the COVID-19 pandemic and as a result there remains a potential impact to the value of the Company’s real estate portfolio as well as efforts to monetize those assets.

The Company has implemented a number of measures to protect the health and safety of our workforce including a mandatory work-from-home policy for our workforce who can perform their jobs from home as well as restrictions on business travel and workplace and in-person meetings.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Pharma Holdings holds 36.7 million shares of Rafael Pharmaceuticals Series D Convertible Preferred Stock and a warrant to increase the combined ownership of Pharma Holdings and CS Pharma to up to 56% of the fully diluted equity interests in Rafael Pharmaceuticals (the “Warrant”). The Warrant is exercisable at the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments.

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

The Company and its subsidiaries collectively own securities representing 51% of the outstanding capital stock of Rafael Pharmaceuticals and 41% of the capital stock on a fully diluted basis (excluding the remainder of the Warrant).

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

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company holds the Warrant to purchase a significant stake in Rafael Pharmaceuticals, as well as other equity and governance rights in Rafael Pharmaceuticals. The Company currently own 51% of the issued and outstanding equity in Rafael Pharmaceuticals. Approximately 8% of the issued and outstanding equity is owned by the Company’s subsidiary CS Pharma and 43% is held by the Company’s subsidiary Pharma Holdings. The Company’s subsidiary Pharma Holdings holds a non-dilutive option to increase the Company’s (via Pharma Holdings and CS Pharma) total ownership to 56%. Based on the current shares issued and outstanding of Rafael Pharmaceuticals as of January 31, 2021, the Company, and the Company’s affiliates, would need to pay approximately $17 million to exercise the Warrant in full to 56%. On an as-converted fully diluted basis (for all convertible securities of Rafael Pharmaceuticals outstanding), the Company, and the Company’s affiliates would need to pay approximately $125 million to exercise the Warrant in full (including to offset the impact of additional issuances of Rafael Pharmaceuticals equity under the Line of Credit). Howard Jonas holds 10% of the interest in Pharma Holdings and would need to contribute 10% of any cash necessary to exercise any portion of the Warrant. Following any exercise, a portion of the Company’s interest in Rafael Pharmaceuticals would continue to be held for the benefit of the other equity holders in Pharma Holdings and CS Pharma. Given the Company’s anticipated available cash, the Company would not be able to exercise the Warrant in its entirety and the Company may never be able to exercise the Warrant in full. Rafael Pharmaceuticals may also issue additional equity interests, such as stock options, which will require the Company to pay additional cash to maintain the Company’s ownership percentage or exercise the Warrant in full.

On January 28, 2021, Pharma Holdings partially exercised the Warrant to maintain the 51% ownership percentage and purchased 7.3 million shares of Rafael Pharmaceuticals’ Series D Preferred Stock for $9.1 million, of which $0.9 million was contributed by the holder of a minority interest in Pharma Holdings.

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

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For the year ended July 31, 2020, the Company determined that the investment in Altira was fully impaired and recorded an impairment charge of $4,000,000, which was the total amount of the Company’s investment recognized for the Purchase Agreement as of July 31, 2020.

On December 7, 2020, the Company purchased an additional 33.333% of membership interests in Altira, pursuant to the Membership Interest Purchase Agreement (the “Second Altira Agreement”) between the Company and another Altira member, (the “Second Seller”). With this transaction, the Company now owns an aggregate 66.666% of the membership interests in Altira. Pursuant to the Second Altira Agreement, on December 7, 2020, the Second Seller sold their economic rights related to a 33.333% membership interest in Altira to the Company and in effect the Company purchased the potential right to receive a 1% royalty on Net Sales (as defined in the Royalty Agreement between Altira and Rafael Pharmaceuticals) on sales of certain Rafael Pharmaceuticals’ products. The purchase consideration for the purchase of the Membership Interest consists of 1) $1,000,000 payable monthly in four equal installments of $250,000 each, commencing on January 4, 2021; 2) $3,000,000 due on January 4, 2021; 3) $3,000,000 due within fifteen (15) days of the earlier to occur of either the completion of Rafael Pharmaceuticals’ Phase III pivotal trial (AVENGER 500®) of CPI-613® (devimistat) or May 31, 2021 and not before January 4, 2021; and 4) $3,000,000 which is due within one-hundred and twenty (120) days from the date that Rafael Pharmaceuticals files a new drug application with the U.S. Food and Drug Administration for approval of devimistat (CPI-613) as a first in-line therapy for pancreatic cancer, as defined in the Purchase Agreement.

Certain of the post-closing payments may be made, at the Company’s discretion, in cash or shares of the Company’s Class B common stock based on the ten day average share price of the Company’s Class B common stock prior to the date of payment or any combination thereof.

The purchase of the additional membership interests was accounted for as an asset acquisition, as Altira is not considered a business in accordance with the guidance in ASC 805, Business Combinations. The membership interests acquired do not consist of inputs, processes, and is not generating outputs, as required in ASC 805 to qualify as a business, and is therefore accounted for as an asset acquisition. Although this transaction is considered an asset acquisition, there are no assets or liabilities to be recorded as of the acquisition date as Altira does not have any business operations. The cost of the investment was determined to be $7,000,000 pursuant to the terms of the Second Altira Agreement. The contingent consideration, as described within the Second Altira Agreement, in the amount of $3,000,000, will be recognized when the payments are considered probable.

During the six months ended January 31, 2021, the Company did not make any payments to the Seller for the Purchase Agreement and made a $1,000,000 payment to the Second Seller for the Second Altira Agreement. The remaining payments due to the Seller and Second Seller of $3,500,000 and $6,000,000, respectively, are recorded as current liabilities. Additional payments were made in February 2021 following the end of the quarter (see Note 17).

For the six months ended January 31, 2021, the Company determined that the additional purchase of the membership interests in Altira was fully impaired and recorded an impairment charge of $7,000,000, which was the total amount of the Company’s investment recognized for the Second Altira Agreement as of January 31, 2021.

The assets and operations of Altira are not significant.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

RP Finance has been identified as a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. Therefore, we will use the equity method of accounting to record our investment in RP Finance. The Company has recognized approximately $96 thousand and $0 in income from its ownership interests of 37.5% in RP Finance for the three months ended January 31, 2021 and 2020, respectively, and $192 thousand and $0 in income from its ownership interests of 37.5% in RP Finance for the six months ended January 31, 2021 and 2020, respectively. The assets and operations of RP Finance are not significant and the Company has identified the equity investment in RP Finance as a related party transaction (see Note 11).

In August 2020, Rafael Pharmaceuticals called for a $5 million draw on the line of credit facility and the facility was funded by RP Finance LLC in the amount of $5 million, paid in parts in August and September 2020. In November 2020, Rafael Pharmaceuticals called for a second $5 million draw on the line of credit facility and the facility was funded by RP Finance in the amount of $5 million. For the six months ended January 31, 2021, the Company has funded a total of $3.75 million in accordance with its 37.5% ownership interest in RP Finance.

NOTE 6 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

As of January 31, 2021, the Company held 68% of the issued and outstanding ordinary shares of LipoMedix and has consolidated this investment from the second quarter of fiscal 2018.

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

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of January 31, 2021 and July 31, 2020:

	January 31, 2021
	Level 1	Level 2	Level 3	Total
	(unaudited, in thousands)
Assets:
Hedge Funds	$—	$—	$8,943	$8,943
Total	$—	$—	$8,943	$8,943

	July 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Hedge Funds	$—	$—	$7,510	$7,510
Total	$—	$—	$7,510	$7,510

At January 31, 2021 and July 31, 2020, the Company did not have any liabilities measured at fair value on a recurring basis.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Six Months Ended
	January 31,
	2021	2020
	(unaudited, in thousands)
Balance, beginning of period	$7,510	$5,125
Liquidation of Hedge Fund Investments	(2,000)	—
Total gain included in earnings	3,433	520
Balance, end of period	$8,943	$5,645

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

The Company holds $0.5 million in investments in securities in another entity that are not liquid, which were included in Investments - Other Pharmaceuticals in the accompanying consolidated balance sheets. The investment is accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative as defined within the guidance, and the Company recorded an impairment loss of $0.7 million and $0 for the six months ended January 31, 2021 and 2020, respectively.

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

Cash and cash equivalents, trade accounts receivable, and accounts payable. At January 31, 2021 and July 31, 2020, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1.

NOTE 8 – TRADE ACCOUNTS RECEIVABLE

Trade Accounts Receivable consisted of the following:

	January 31, 2021	July 31, 2020
	(unaudited, in thousands)	(in thousands)
Trade Accounts Receivable	$130	$364
Accounts Receivable - Related Party	111	121
Less Allowance for Doubtful Accounts	(117)	(218)
Trade Accounts Receivable, net	$124	$267

The current portion of deferred rental income included in prepaid expenses and other current assets was approximately $89 thousand and $11 thousand as of January 31, 2021 and July 31, 2020, respectively.

The noncurrent portion of deferred rental income included in Other Assets was approximately $1.5 million as of January 31, 2021 and July 31, 2020.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	January 31, 2021	July 31, 2020
	(unaudited, in thousands)	(in thousands)
Building and Improvements	$47,774	$47,591
Land	10,412	10,412
Furniture and Fixtures	1,145	1,145
Other	261	256
	59,592	59,404
Less Accumulated Depreciation	(15,832)	(14,971)
Total	$43,760	$44,433

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense pertaining to property and equipment was approximately $0.4 million and $0.5 million for the three months ended January 31, 2021 and 2020, respectively, and $0.9 million and $0.9 million for the six months ended January 31, 2021 and 2020, respectively.

The Company’s headquarters are located at 520 Broad Street in Newark, New Jersey where it occupies office space in the building owned by its subsidiary.

In August 2020, the Company sold an office/data center building in Piscataway, New Jersey, which was classified as held for sale at July 31, 2020.

NOTE 10 – LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted loss per shares includes potentially dilutive securities such as stock options and other convertible instruments. These securities have been excluded from the calculation of diluted net loss per shares for the three months ended January 31, 2021 and 2020 because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Stock Options	570,801	586,874	570,801	586,874
Total	570,801	586,874	570,801	586,874

The diluted loss per share computation equals basic loss per share for the three and six months ended January 31, 2021 and 2020 because the Company had a net loss and the impact of the assumed exercise of stock options would have been anti-dilutive.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has historically maintained an intercompany balance due to/from related parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT Corporation, or IDT, and payroll costs for the Company’s personnel that were paid by IDT. The Company also receives rental income from various companies under common control to IDT. The Company recorded expense of approximately $90 thousand in related party services to IDT, of which approximately $29 thousand is included in due to related parties at January 31, 2021.

IDT leases approximately 80,000 square feet of office space plus parking at 520 Broad Street, Newark, NJ and approximately 3,600 square feet of office space in Jerusalem, Israel. IDT paid the Company approximately $460 thousand for office rent and parking during each of the three months ended January 31, 2021 and 2020. As of January 31, 2021 and 2020, IDT owed the Company approximately $30 thousand and $24 thousand, respectively, for office rent and parking.

The Company provides Rafael Pharmaceuticals with administrative, finance, accounting, tax and legal services. Howard S. Jonas serves as a Chairman of the Board of Rafael Pharmaceuticals and owns an equity interest in Rafael Pharmaceuticals. The Company billed Rafael Pharmaceuticals $120,000 for the three months ended January 31, 2021 and 2020, respectively, and $240,000 for the six months ended January 31, 2021 and 2020, respectively. As of January 31, 2021 and July 31, 2020, Rafael Pharmaceuticals owed the Company $360,000 and $118,000, respectively, included in due from Rafael Pharmaceuticals.

On January 29, 2020, in connection with the vesting of certain restricted shares of Class B common stock held by an officer of the Company, the Company withheld 5,238 shares to pay for the payroll taxes on the officer’s behalf, totaling approximately $116,000.

On September 8, 2020, Levco Pharmaceuticals Ltd (“Levco”) entered into a research and development consulting agreement with Dr. Alberto Gabizon for a two year period. Under the agreement, in exchange for the services provided, Levco will pay Dr. Gabizon $3,000 per month and issue to him common shares representing up to 5% of common stock outstanding. Additionally, Levco will provide a lab grant in the amount of $120,000 to support the project.

On September 8, 2020, Levco entered into a Sponsored Research Agreement with a company for a research program related to patent applications with payments totaling $120,000 plus value-added tax. The research period is over thirteen months, with two additional twelve-month options to extend.

On December 10, 2020, a controlled subsidiary of the Company, Farber Partners LLC (“Farber”), reached an agreement with Princeton University to in-license certain patents and related information related to the serine hydroxymethyltransferase (SHMT) inhibitor program developed by the laboratory of Dr. Joshua D. Rabinowitz at Princeton. Farber will pay Princeton a minimum annual royalty payment of $50 thousand, in addition to percentage royalties and a percentage of any sublicense revenue. Additionally, there are development milestone payments which Farber will pay Princeton for the first three products developed by Farber, or any sublicensees or affiliates.

On January 5, 2021, in connection with the vesting of certain restricted shares of Class B common stock held by an officer of the Company, the Company withheld 5,405 shares to pay for the payroll taxes on the officer’s behalf, totaling approximately $123,000.

On January 28, 2021, Pharma Holdings partially exercised the Warrant and purchased 7.3 million shares of Rafael Pharmaceuticals’ Series D Preferred Stock for $9.1 million, of which $0.9 million was contributed by the holder of a minority interest in Pharma Holdings.

The Company leases space to related parties which represented approximately 62% and 43% of the Company’s total revenue for the three months ended January 31, 2021 and 2020, respectively, and 59% and 43% for the six months ended January 31, 2021 and 2020, respectively. See Note 16 for future minimum rent payments from related parties and other tenants.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has recognized approximately $96 thousand and $0 in income from its ownership interests of 37.5% in RP Finance for the three months ended January 31, 2021 and 2020, respectively, and $192 thousand and $0 in income from its ownership interests of 37.5% in RP Finance for the six months ended January 31, 2021 and 2020, respectively (see Note 5).

In December 2020, two entities, on whose Boards of Directors Howard Jonas, the Registrant’s Chief Executive Officer and Chairman of the Board serves, each purchased 218,245 shares of Class B common stock for consideration of $5 million each. In connection with the purchases, each purchaser was granted warrants (the “Issued Warrants”) to purchase twenty percent (20%) of the shares of Class B common stock purchased by such purchaser. The Issued Warrants have an exercise price of $22.91 per share and expire on June 6, 2022. The shares and Issued Warrants were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

NOTE 12 – INCOME TAXES

At January 31, 2021, the Company has federal net operating loss (“NOL”) carryforwards from domestic operations of approximately $41.7 million, to offset future taxable income. The Company has state NOLs of $24.6 million. The Company has NOLs from foreign operations of $2.4 million. As part of the Tax Act, federal NOLs generated in 2018 and later are not subject to an expiration period and are available to offset 80% of taxable income in the year in which they are utilized. The federal NOL carryforwards generated prior to 2018 will begin to expire in 2026. The state NOLs will begin to expire in 2038 and foreign NOLs do not expire.

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

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials and the Real Estate segment based primarily on results of operations. All investments in Rafael Pharmaceuticals and assets and expenses associated with LipoMedix, Barer, Levco and Farber are tracked separately in the Pharmaceuticals segment. All corporate costs are allocated to the Real Estate segment.

The Pharmaceuticals segment is comprised of preferred and common equity interests and the Warrant to purchase equity interests in Rafael Pharmaceuticals, a majority equity interest in LipoMedix, Barer, Levco, and Farber. To date, the Pharmaceuticals segment has not generated any revenues.

The Real Estate segment consists of the Company’s real estate holdings, including a building at 520 Broad Street in Newark, New Jersey that houses headquarters for the Company and certain affiliates and its associated public garage and a portion of an office building in Israel.

In August 2020, the Company sold a 3-story, 65,253 square foot office building located at 225 Old New Brunswick Road in Piscataway, New Jersey to 225 ONBR, LLC, an entity unaffiliated with the Company. The purchase price was $3,875,000 and, after transfer taxes and broker’s commission, the Company received $3,675,638 in cash. As of January 31, 2021, the building was classified as held for sale on the consolidated balance sheet.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating results for the business segments of the Company are as follows:

(unaudited, in thousands)	Pharmaceuticals	Real Estate	Total
Three Months Ended January 31, 2021
Revenues	$—	$959	$959
Loss from operations	(8,643)	(2,174)	(10,817)

Three Months Ended January 31, 2020
Revenues	$—	$1,236	$1,236
Loss from operations	(514)	(1,392)	(1,906)

(unaudited, in thousands)	Pharmaceuticals	Real Estate	Total
Six Months Ended January 31, 2021
Revenues	$—	$2,012	$2,012
Loss from operations	(9,176)	(4,132)	(13,308)

Six Months Ended January 31, 2020
Revenues	$—	$2,446	$2,446
Loss from operations	(780)	(2,668)	(3,448)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended January 31, (unaudited)	2021	2020
Revenue from tenants located in Israel	7%	6%

Six Months Ended January 31, (unaudited)	2021	2020
Revenue from tenants located in Israel	7%	6%

Net long-lived assets and total assets held outside of the United States, which are located in Israel, were as follows:

(unaudited, in thousands)	United States	Israel	Total
January 31, 2021
Long-lived assets, net	$42,183	$1,577	$43,760
Total assets	142,614	3,635	146,249

July 31, 2020
Long-lived assets, net	$42,840	$1,593	$44,433
Total assets	132,286	4,061	136,347

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

On July 12, 2019, the Company received a Citation and Notification of Penalty from the Occupational Safety and Health Administration of the U.S. Department of Labor, or OSHA, related to an OSHA inspection of 520 Broad Street, Newark, New Jersey. The citation seeks to impose penalties related to alleged violations of the Occupation Safety and Health Act of 1970 at 520 Broad Street. On July 31, 2019, the Company filed a Notice of Contest with OSHA contesting the citation in its entirety. On February 14, 2020, the Company entered into a Settlement Agreement with OSHA, as related to the citation received on July 12, 2019. As part of the Settlement Agreement, the Company agreed to pay a penalty of $127,294 in eight quarterly installment payments through November 2021, which the Company accrued for and has an outstanding balance of approximately $48,000 as of January 31, 2021. As the Company accounts for contingencies when a loss is considered probable and can be reasonably estimated, the accrued balance is for legal fees and losses believed to be both probable and reasonably estimable, but an exposure to additional loss may exist in excess of the amount accrued.

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

Pursuant to the Company’s 2018 Equity Incentive Plan, three of our four non-employee directors of the Company were granted 4,203 restricted shares of our Class B common stock in January 2020 and 4,203 restricted shares of our Class B common stock in January 2021 which fully vested on the date of the grants. The fair value of the awards on the date of the grants were approximately $286,000 and $208,000 in January 2021 and January 2020, respectively, which was included in selling, general and administrative expense.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2020	580,874	$4.90	2.65	$2,846
Granted	—	—
Exercised	(8,750)	4.90
Cancelled / Forfeited	(1,323)	—
Outstanding at January 31, 2021	570,801	$4.90	2.15	$2,797
Exercisable at January 31, 2021	570,801	$4.90	2.15	$2,797

During the six months ended January 31, 2021, 8,750 options were exercised. At January 31, 2021, there was no unrecognized compensation cost related to non-vested stock options.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2020	123,104	$10.80
Granted	44,070	21.92
Vested	(29,434)	(18.11)
Cancelled / Forfeited	(2,099)	(13.54)
Non-vested shares at January 31, 2021	135,641	$17.01

At January 31, 2021, there was $1.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 1.9 years.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share Purchase Agreement

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

Approximately $8.2 million of the proceeds received pursuant to the SPA were used by the Company to exercise an additional portion of the Warrant in order to maintain the Company’s relative position in Rafael Pharmaceuticals in light of issuances of Rafael Pharmaceuticals equity securities to third-party shareholders of Rafael Pharmaceuticals, due to warrant exercises by these shareholders. The Company is using the remaining proceeds to fund the operations of its drug development programs including its Barer Institute subsidiary, and for general corporate purposes. Under the SPA, two entities, on whose Boards of Directors Howard Jonas, the Registrant’s Chief Executive Officer and Chairman of the Board serves, each purchased 218,245 shares of Class B common stock for consideration of $5 million each. The shares and warrants were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

The assumptions in the table below were used to estimate the fair value of the warrants granted using the Black-Scholes option pricing method at December 7, 2020. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of the warrant issued represents the period of time that the warrants issued are expected to be outstanding. Expected volatility is based on implied volatilities from the Company’s stock, historical volatility of the Company’s stock, and other factors.

Risk-free interest rate	0.1%
Expected term (in years)	1.5
Expected volatility	80.0%
Expected dividend yield	—%

The details of the outstanding warrants are as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)
Outstanding at July 31, 2020	—	$—	—
Granted	113,487	22.91	1.35
Outstanding at January 31, 2021	113,487	$22.91	1.35

NOTE 16 – LEASES

The Company is the lessor of certain properties which are leased to tenants under net operating leases with initial term expiration dates ranging from 2021 to 2029. Lease income included on the consolidated statements of operations and comprehensive loss was $0.7 million and $0.9 million for the three months ended January 31, 2021 and 2020, respectively, and $1.5 million and $1.8 million for the six months ended January 31, 2021 and 2020, respectively.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of January 31, 2021, under non-cancellable operating leases which expire on various dates through 2028 are as follows:

Year ending July 31,	Related Parties	Other	Total
	(in thousands)
2021 (remaining)	$1,024	$393	$1,417
2022	2,078	780	2,858
2023	2,117	592	2,709
2024	2,155	538	2,693
2025	1,659	550	2,209
Thereafter	—	1,948	1,948
Total Minimum Future Rental Income	$9,033	$4,801	$13,834

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

NOTE 17 – SUBSEQUENT EVENTS

On February 17, 2021, the Company issued 129,620 shares of Class B Common Stock to the Altira Seller for the payment totaling $500 thousand related to the first payment due and $3 million related to the second payment due January 3, 2021.

On February 17, 2021, the Company issued 101,844 shares of Class B Common Stock to the Altira Second Seller for the payment totaling $500 thousand related to the first payment due and $2.25 million related to the second payment due January 4, 2021. Additionally, $250 thousand was paid in cash to complete the first payment due.

On March 2, 2021, the Company agreed to loan $400,000 to LipoMedix. The loan has a maturity date of September 1, 2021 and accrues interest at an interest rate of 8% per annum on the outstanding principal amount. Principal and accrued interest are due at maturity. As of the date of this filing, the loan has not yet been funded by the Company.

On March 5, 2021, the Company entered into an Employment Agreement with Ameet Mallik that provides for Mr. Mallik to be appointed as Chief Executive Officer of the Company on May 1, 2021.

On March 7, 2021, the Company entered into an Employment Agreement with William Conkling that provides for Mr. Conkling to be appointed as Chief Commercial Officer of the Company on March 16, 2021.

On March 15, 2021, a portion of the Issued Warrants related to the SPA were exercised for a total exercise price of approximately $1 million in exchange for 43,649 shares of the Company's Class B Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company owns interests in pre-clinical and clinical stage pharmaceutical companies and commercial real estate assets. The assets are operated as two separate lines of business.

The pharmaceutical holdings include preferred and common equity interests and a warrant to purchase additional equity interests in Rafael Pharmaceuticals, Inc., or Rafael Pharmaceuticals, which is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells; and, a majority equity interest in LipoMedix Pharmaceuticals Ltd., or LipoMedix, a clinical stage oncological pharmaceutical company based in Israel. In addition, in 2019, we established the Barer Institute (“Barer”), a wholly-owned early stage venture focused on developing a pipeline of therapeutic compounds, including compounds to regulate cancer metabolism. The venture is pursuing collaborative research agreements with leading scientists from top academic institutions. In addition, we have recently initiated efforts to develop other early stage pharmaceutical ventures including Levco, an Israeli company, established to partner with Dr. Alberto Gabizon and a top institution in Israel on the development of novel compounds for cancer, and Farber Partners, formed around an agreement with Princeton University’s Office of Technology Licensing for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program.

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

We have one tenant that has not paid rent in August 2020 due to the New Jersey state gym closures; however, the tenant subsequently resumed rent payments. There is a general degree of uncertainty in the national commercial real estate market based on the COVID-19 pandemic and as a result there remains a potential impact to the value of our real estate portfolio as well as efforts to monetize those assets.

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

Three and Six Months Ended January 31, 2021 Compared to Three and Six Months Ended January 31, 2020

Pharmaceuticals Segment

Our consolidated expenses for our Pharmaceuticals segment were as follows:

	Three Months Ended January 31,		Change
	2021	2020	$	%
	(unaudited, in thousands)
Selling, general and administrative	$(75)	$(65)	$(10)	(15)%
Research and development	(1,568)	(448)	(1,120)	(250)%
Depreciation	—	(1)	1	100%
Impairment – Altira	(7,000)	—	(7,000)	(100)%
Loss from operations	$(8,643)	$(514)	$(8,129)	(1,582)%

	Six Months Ended January 31,		Change
	2021	2020	$	%
	(unaudited, in thousands)
Selling, general and administrative	$(93)	$(86)	$(7)	(8)%
Research and development	(2,083)	(693)	(1,390)	(201)%
Depreciation	—	(1)	1	100%
Impairment – Altira	(7,000)	—	(7,000)	(100)%
Loss from operations	$(9,176)	$(780)	$(8,396)	(1,076)%

To date, the Pharmaceuticals segment has not generated any revenues. The entirety of the expenses in the Pharmaceuticals segment relate to the activities of LipoMedix, Barer, Levco, and Farber. Research and development increased for the three and six months ended January 31, 2021 compared to the three months and six months ended January 31, 2020 due to increased Barer activity as the entity commenced operations in fiscal 2020, and operations commencing in the three months ended January 31, 2021 for both Levco and Farber. The Company recorded an expense of $7.0 million related to the Company’s purchase of a 33.333% membership interests in Altira for the three and six months ended January 31, 2021. As of January 31, 2021 and 2020, we held a 68% and 51% interest, respectively, in LipoMedix, a 95% and 0% interest in Levco, respectively, and a 93% and 0% interest in Farber, respectively. We consolidated our majority interests in Lipomedix, Levo, and Farber.

Real Estate Segment

Our consolidated income and expenses for our Real Estate segment were as follows:

	Three Months Ended January 31,		Change
	2021	2020	$	%
	(unaudited, in thousands)
Rental – Third Party	$190	$370	$(180)	(49)%
Rental – Related Party	527	527	—	—%
Parking	122	219	(97)	(44)%
Other	120	120	—	—%
Selling, general and administrative	(2,692)	(2,156)	(536)	(25)%
Depreciation	(441)	(472)	31	7%
Loss from operations	$(2,174)	$(1,392)	$(782)	(56)%

	Six Months Ended January 31,		Change
	2021	2020	$	%
	(unaudited, in thousands)
Rental – Third Party	$426	$716	$(290)	(41)%
Rental – Related Party	1,047	1,047	—	—%
Parking	299	443	(144)	(33)%
Other	240	240	—	—%
Selling, general and administrative	(5,266)	(4,176)	(1,090)	(26)%
Depreciation	(878)	(938)	60	6%
Loss from operations	$(4,132)	$(2,668)	$(1,464)	(55)%

Revenues. Rental and Parking revenues decreased by approximately $277 thousand and $434 thousand for the three and six months ended January 31, 2021 compared to the three and six months ended January 31, 2020 primarily due to the sale of the building in Piscataway and the related reduced rental income, in addition to the decrease in parking as many customers who were utilizing the parking garage are now working from home due to COVID-19.

Selling, general and administrative expenses. Selling, general and administrative expenses consists mainly of payroll, benefits, facilities, consulting and professional fees. The increase in selling, general and administrative expenses for the three and six months ended January 31, 2021 compared to the three and six months ended January 31, 2020 is primarily due to increased insurance and real estate tax costs.

Depreciation expenses. Depreciation expenses decreased for the three and six months ended January 31, 2021 as compared to the three and six months ended January 31, 2020 due to the sale of the building in Piscataway, New Jersey.

Consolidated Operations

Our consolidated income and expense line items below income from operations were as follows:

	Three Months Ended January 31,		Change
	2021	2020	$	%
	(unaudited, in thousands)
Loss from operations	$(10,817)	$(1,906)	$(8,911)	(468)%
Interest (expense) income, net	(1)	33	(34)	(103)%
Unrealized gain (loss) on investments - Hedge Funds	2,489	557	1,932	347%
Loss before income taxes	(8,329)	(1,316)	(7,013)	(533)%
Provision for income taxes	(4)	(12)	8	67%
Equity in earnings of RP Finance	96	—	96	100%
Consolidated net loss	(8,237)	(1,328)	(6,909)	(520)%
Net loss attributable to noncontrolling interests	(72)	(75)	3	4%
Net loss attributable to Rafael Holdings, Inc.	$(8,165)	$(1,253)	$(6,912)	(552)%

	Six Months Ended January 31,		Change
	2021	2020	$	%
	(unaudited, in thousands)
Loss from operations	$(13,308)	$(3,448)	$(9,860)	(286)%
Interest (expense) income, net	(1)	(31)	30	97%
Net loss resulting from foreign exchange transactions	—	(5)	5	100%
Gain on sale of building	749	—	749	100%
Impairment of investments - Other Pharmaceuticals	(724)	—	(724)	(100)%
Unrealized gain on investments - Hedge Funds	3,433	520	2,913	560%
Loss before income taxes	(9,851)	(2,964)	(6,887)	(232)%
Provision for income taxes	(9)	(16)	7	44%
Equity in earnings of RP Finance	192	—	192	100%
Consolidated net loss	(9,668)	(2,980)	(6,688)	(224)%
Net loss attributable to noncontrolling interests	(57)	(129)	72	56%
Net loss attributable to Rafael Holdings, Inc.	$(9,611)	$(2,851)	$(6,760)	(237)%

Interest (expense) income, net. Interest (expense) income, net was $(1) thousand for the three months ended January 31, 2021 and $33 thousand for the three months ended January 31, 2020. The reduction of interest income is due to interest earned in the three months ended January 31, 2020 on a Certificate of Deposit (“CD”) account that was subsequently closed and funds transferred to fund the Warrant exercise. Interest (expense) income, net was $(1) thousand for the six months ended January 31, 2021 and $(31) thousand for the six months ended January 31, 2020. The reduction of interest expense during the six months ended January 31, 2021 is due to the conversion of the $15.0 million convertible note and related interest, to equity, during the prior fiscal year.

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is composed entirely from changes in movements in New Israeli Shekels relative to the U.S. Dollar.

Gain on sale of building. In August 2020, the Company sold a building located in Piscataway, New Jersey, and recognized a gain on the sale of approximately $749 thousand.

Impairment of investments - Other Pharmaceuticals. The Company recorded an impairment loss of $724 thousand related to the Company’s investment using the measurement alternative for the six months ended January 31, 2021.

Unrealized gain (loss) on investments - Hedge Funds. The Company recorded unrealized gains of approximately $2.5 million and $557 thousand for the three months ended January 31, 2021 and 2020, respectively, and approximately $3.4 million and $520 thousand for the six months ended January 31, 2021 and 2020, respectively.

Equity in earnings of RP Finance. The Company recognized approximately $96 thousand $192 thousand in income from its ownership interests of 37.5% in RP Finance for the three and six months ended January 31, 2021.

Net loss (income) attributable to noncontrolling interests. The change in the net loss (income) attributable to noncontrolling interests was due to LipoMedix and the new entities Farber and Levco for the three and six months ended January 31, 2021.

Liquidity and Capital Resources

General

As of January 31, 2021, we had cash and cash equivalents of $6.1 million. We expect our cash from operations in the next 12 months, the balance of cash and cash equivalents that we held as of January 31, 2021, and our balance in Investments – Hedge Funds of $8.9 million as of January 31, 2021 to be sufficient to meet our currently anticipated working capital, research and development, and capital expenditure requirements during the next 12 months from the issuance of these consolidated financial statements.

	January 31,
	2021	2020
	(unaudited, in thousands)
Cash flows (used in) provided by
Operating activities	$(5,527)	$(1,900)
Investing activities	(8,420)	(456)
Financing activities	13,809	(116)
Effect of exchange rates on cash and cash equivalents	18	(30)
Decrease in cash and cash equivalents	$(120)	$(2,502)

Operating Activities

The increase in cash used in operating activities for the six months ended January 31, 2021 as compared to the six months ended January 31, 2020 was primarily related to the net loss, and impact from non-cash items, primarily the impairment expense related to the investment in Altira, offset by the unrealized gain on investments - Hedge Funds.

Investing Activities

Cash used in investing activities for the six months ended January 31, 2021 was primarily related to the Company partially exercising the Warrant and purchasing 7.3 million shares of Rafael Pharmaceuticals’ Series D Preferred Stock for $9.1 million, the payments to fund the Company’s portion of advances under the line of credit between RP Finance and Rafael Pharmaceuticals, the initial payments of $1.0 million towards the acquisition of a second 33.333% membership interest in Altira for a product-in-development, offset by the proceeds of $3.7 million from the sale of the building in Piscataway, New Jersey in August 2020 and proceeds of $2.0 million from hedge funds.

Cash used in investing activities for the six months ended January 31, 2020 related to building improvements made to our real estate holdings.

Financing Activities

Cash provided by financing activities for the six months ended January 31, 2021 was primarily related to proceeds of $13.0 million for the sale of 567,437 shares of the Company’s Class B common stock and warrants to purchase an additional 113,487 shares of Class B common stock.

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

Trends and Uncertainties – COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged and has subsequently expanded to a pandemic resulting in significant risks and disruptions to the health and welfare of the global population and economy. For the period ended October 31, 2020, COVID-19 has not had a material impact on our operations, and we anticipate that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months.

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

We had one tenant that has not paid rent in August 2020 due to the New Jersey state gym closures; however, the tenant subsequently resumed rent payments. There is a general degree of uncertainty in the national commercial real estate market based on the COVID-19 pandemic and as a result there remains a potential impact to the value of our real estate portfolio as well as efforts to monetize those assets.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for fiscal 2020 (“2020 Form 10-K”). There have been no material changes in our critical accounting policies and procedures during the six months ended January 31, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2021.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 17, 2021	Rafael Holdings, Inc.

	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

	By:	/s/ David Polinsky
David Polinsky Chief Financial Officer