Form 10-Q
period 2021-04-30
Rafael Holdings, Inc.
filed 2021-06-14
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of June 14, 2021 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	16,927,318 shares

RAFAEL HOLDINGS, INC.

i

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RAFAEL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	April 30, 2021 (unaudited)	July 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,679	$6,206
Trade accounts receivable, net of allowance for doubtful accounts of $183 and $218 at April 30, 2021 and July 31, 2020, respectively	248	267
Due from Rafael Pharmaceuticals	480	118
Prepaid expenses and other current assets	625	273
Assets held for sale	—	2,968
Total current assets	6,032	9,832

Property and equipment, net	43,591	44,433
Equity investment – RP Finance LLC	479	192
Due from RP Finance LLC	3,750	—
Investments – Rafael Pharmaceuticals	79,141	70,018
Investments – Other Pharmaceuticals	477	1,201
Investments – Hedge Funds	9,681	7,510
Deferred income tax assets, net	—	6
In-process research and development and patents	1,575	1,575
Other assets	1,482	1,580
TOTAL ASSETS	$146,208	$136,347

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$753	$921
Accrued expenses	861	1,191
Amount due for purchase of membership interest	3,000	3,500
Other current liabilities	235	115
Due to related parties	60	—
Total current liabilities	4,909	5,727

Deferred income tax liabilities, net	9	—
Other liabilities	33	92
TOTAL LIABILITIES	4,951	5,819

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of April 30, 2021 and July 31, 2020, respectively	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 15,969,962 issued and 15,982,349 outstanding as of April 30, 2021, and 15,034,598 issued and 15,028,536 outstanding as of July 31, 2020	158	149
Additional paid-in capital	151,258	129,136
Accumulated deficit	(28,419)	(16,255)
Accumulated other comprehensive income related to foreign currency translation adjustment	3,766	3,762
Total equity attributable to Rafael Holdings, Inc.	126,771	116,800
Noncontrolling interests	14,486	13,728
TOTAL EQUITY	141,257	130,528
TOTAL LIABILITIES AND EQUITY	$146,208	$136,347

RAFAEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except share and per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
REVENUE
Rental - Third Party	$228	$360	$654	$1,076
Rental - Related Party	523	523	1,570	1,570
Parking	119	221	418	664
Other - Related Party	120	120	360	360
Total revenue	990	1,224	3,002	3,670

COSTS AND EXPENSES
Selling, general and administrative	3,006	2,081	8,365	6,343
Research and development	1,262	634	3,345	1,327
Depreciation and amortization	201	474	1,079	1,413
Impairment - Altira	—	—	7,000	—
Loss from operations	(3,479)	(1,965)	(16,787)	(5,413)
Interest expense, net	(1)	—	(2)	(31)
Net loss resulting from foreign exchange transactions	—	—	—	(5)
Gain on sale of building	—	—	749	—
Impairment of investments - Other Pharmaceuticals	—	(295)	(724)	(295)
Unrealized gain (loss) on investments - Hedge Funds	738	(28)	4,171	492
Loss before income taxes	(2,742)	(2,288)	(12,593)	(5,252)
Provision for income taxes	(4)	(8)	(13)	(24)
Equity in earnings of RP Finance	96	53	288	53
Consolidated net loss	(2,650)	(2,243)	(12,318)	(5,223)
Net loss attributable to noncontrolling interests	(97)	(84)	(154)	(213)
Net loss attributable to Rafael Holdings, Inc.	$(2,553)	$(2,159)	$(12,164)	$(5,010)

OTHER COMPREHENSIVE LOSS
Net loss	$(2,650)	$(2,243)	$(12,318)	$(5,223)
Foreign currency translation adjustment	5	(4)	4	(32)
Total comprehensive loss	(2,645)	(2,247)	(12,314)	(5,255)
Comprehensive loss attributable to noncontrolling interests	(28)	(3)	(39)	(19)
Total comprehensive loss attributable to Rafael Holdings, Inc.	$(2,617)	$(2,244)	$(12,275)	$(5,236)

Loss per share
Basic and diluted	$(0.15)	$(0.14)	$(0.75)	$(0.32)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	16,668,624	15,813,679	16,216,969	15,747,709

RAFAEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share data)

	Three Months Ended April 30, 2021
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at January 31, 2021	787,163	$8	15,652,120	$155	$142,746	$(25,866)	$3,761	$14,583	$135,387
Net loss	—	—	—	—	—	(2,553)	—	(97)	(2,650)
Stock-based compensation	—	—	—	—	304	—	—	—	304
Shares issued - Investment in Altira	—	—	231,464	2	6,248	—	—	—	6,250
Shares withheld for payroll taxes	—	—	(920)	—	(39)	—	—	—	(39)
Warrants exercised	—	—	87,298	1	1,999	—	—	—	2,000
Foreign currency translation adjustment	—	—	—	—	—	—	5	—	5
Balance at April 30, 2021	787,163	$8	15,969,962	$158	$151,258	$(28,419)	$3,766	$14,486	$141,257

	Nine Months Ended April 30, 2021
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at July 31, 2020	787,163	$8	15,028,536	$149	$129,136	$(16,255)	$3,762	$13,728	$130,528
Net loss	—	—	—	—	—	(12,164)	—	(154)	(12,318)
Stock-based compensation	—	—	41,082	—	737	—	—	—	737
Stock-based compensation to Board of Directors	—	—	12,609	—	286	—	—	—	286
Shares issued - Securities Purchase Agreements	—	—	567,437	6	12,994	—	—	—	13,000
Shares issued - Investment in Altira	—	—	231,464	2	6,248	—	—	—	6,250
Shares withheld for payroll taxes	—	—	(7,214)	—	(185)	—	—	—	(185)
Warrants exercised	—	—	87,298	1	1,999	—	—	—	2,000
Stock options exercised	—	—	8,750	—	43	—	—	—	43
Capital contribution for noncontrolling interest	—	—	—	—	—	—	—	912	912
Foreign currency translation adjustment	—	—	—	—	—	—	4	—	4
Balance at April 30, 2021	787,163	$8	15,969,962	$158	$151,258	$(28,419)	$3,766	$14,486	$141,257

RAFAEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share data)

	Three Months Ended April 30, 2020
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at January 31, 2020	787,163	$8	15,020,485	$149	$128,843	$(8,691)	$3,756	$13,854	$137,919
Net loss	—	—	—	—	—	(2,159)	—	(84)	(2,243)
Stock-based compensation	—	—	3,208	—	135	—	—	—	135
Stock options exercised	—	—	6,000	—	29	—	—	—	29
Shares withheld for payroll taxes	—	—	(824)	—	(9)	—	—	—	(9)
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	—	(4)
Balance at April 30, 2020	787,163	$8	15,028,869	$149	$128,998	$(10,850)	$3,752	$13,770	$135,827

	Nine Months Ended April 30, 2020
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at July 31, 2019	787,163	$8	13,142,502	$131	$112,898	$(5,840)	$3,784	$13,783	$124,764
Net loss	—	—	—	—	—	(5,010)	—	(213)	(5,223)
Stock-based compensation	—	—	24,071	—	338	—	—	—	338
Stock-based compensation to Board of Directors	—	—	12,609	—	208	—	—	—	208
Shares issued for convertible debt	—	—	1,849,749	18	15,650	—	—	—	15,668
Shares withheld for payroll taxes	—	—	(6,062)	—	(125)	—	—	—	(125)
Stock options exercised	—	—	6,000	—	29	—	—	—	29
Conversion of LipoMedix bridge notes	—	—	—	—	—	—	—	200	200
Foreign currency translation adjustment	—	—	—	—	—	—	(32)	—	(32)
Balance at April 30, 2020	787,163	$8	15,028,869	$149	$128,998	$(10,850)	$3,752	$13,770	$135,827

RAFAEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended April 30,
	2021	2020
Operating activities
Net loss	$(12,318)	$(5,223)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,079	1,413
Deferred income taxes	15	13
Net unrealized gain on investments - Hedge Funds	(4,171)	(492)
Impairment of investments - Other Pharmaceuticals	724	295
Impairment - Altira	7,000	—
Equity in earnings of RP Finance	(288)	(53)
(Recovery of) provision for doubtful accounts	(183)	48
Stock-based compensation	1,023	546
Amortization of debt discount	—	54
Gain on sale of building	(749)	—

Change in assets and liabilities:
Trade accounts receivable	202	141
Prepaid expenses and other current assets	(352)	171
Other assets	98	(72)
Accounts payable and accrued expenses	(459)	28
Other current liabilities	120	—
Due to related parties	60	107
Due from Rafael Pharmaceuticals	(362)	—
Accrued interest - related party	—	19
Other liabilities	(59)	30
Net cash used in operating activities	(8,620)	(2,975)

Investing activities
Investment in Altira	(1,250)	—
Purchases of property and equipment	(237)	(491)
Payments to fund RP Finance	(3,750)	—
Proceeds from sale of building	3,658	—
Proceeds related to distribution from Hedge Funds	2,000	—
Investment in Rafael Pharmaceuticals	(9,123)	—
Net cash used in investing activities	(8,702)	(491)

Financing activities
Contribution from noncontrolling interest of consolidated entity	912	—
Proceeds from exercise of options	43	29
Proceeds from exercise of warrants	2,000	—
Proceeds from issuance of shares	13,000	—
Payments for taxes related to shares withheld for employee taxes	(185)	(125)
Net cash provided by (used in) financing activities	15,770	(96)

Effect of exchange rate changes on cash and cash equivalents	25	(32)

Net decrease in cash and cash equivalents	(1,527)	(3,594)
Cash and cash equivalents, beginning of period	6,206	12,024
Cash and cash equivalents, end of period	$4,679	$8,430

Supplemental schedule of noncash investing and financing activities
Common shares issued for payment of purchase price for Altira equity	$6,250	$—
Conversion of LipoMedix bridge notes	$—	$200
Conversions of related party convertible notes payable and accrued interest	$—	$15,668

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Rafael Holdings, Inc. (“Rafael Holdings” or the “Company”), a Delaware corporation, owns interests in pre-clinical and clinical stage pharmaceutical companies and commercial real estate assets. The assets are operated as two separate lines of business.

The pharmaceutical holdings include preferred and common equity interests and a warrant to purchase additional equity interests in Rafael Pharmaceuticals, Inc., or Rafael Pharmaceuticals, which is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells; and, a majority equity interest in LipoMedix Pharmaceuticals Ltd., or LipoMedix, a clinical stage oncological pharmaceutical company based in Israel. In addition, in 2019, the Company established the Barer Institute (“Barer”), a wholly-owned early stage venture focused on developing a pipeline of therapeutic compounds, including compounds to regulate cancer metabolism. The venture is pursuing collaborative research agreements with leading scientists from top academic institutions. In addition, the Company has recently initiated efforts to develop other early stage pharmaceutical ventures including Levco Pharmaceuticals Ltd. (“Levco”), an Israeli company, established to partner with Dr. Alberto Gabizon and a top institution in Israel on the development of novel compounds for cancer, and Farber Partners, LLC (“Farber”), formed around an agreement with Princeton University’s Office of Technology Licensing for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. Additionally, in 2021, the Company established Rafael Medical Devices, LLC (“Rafael Medical Devices”), a wholly-owned orthopedic device company developing instruments and implants to advance minimally invasive surgeries in the upper and lower extremities.

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

All majority-owned subsidiaries are consolidated with all intercompany transactions and balances eliminated in consolidation or combination. The entities included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Rafael Holdings, Inc.	United States – Delaware	100%
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT 225 Old NB Road, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100%
The Barer Institute, LLC	United States – Delaware	100%
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, LLC	United States – Delaware	100%
Levco Pharmaceuticals Ltd.	Israel	95%
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90%
LipoMedix Pharmaceuticals Ltd.	Israel	68%
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC	United States – Delaware	45%*

*	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership in Pharma Holdings, LLC and, therefore, an effective 45% interest in CS Pharma Holdings, LLC.

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

Operating results for the three and nine months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021. The balance sheet at July 31, 2020 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020, or the 2020 Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Liquidity

Management believes that its cash on hand, planned forecast, and expected ability to meet its obligations alleviates the substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of the issuance of these financial statements. The Company has no outstanding long term debt due within 12 months and has cash reserves which will enable it to meet obligations for over a year, without attempt to monetize assets via increasing building occupancy or selling assets. The Company can liquidate its investments in hedge funds to generate cash if needed, and the Company could consider alternative sources of funding if necessary.

Risks and Uncertainties - COVID-19

In December 2019, a new coronavirus, now known as COVID-19, which has proved to be highly contagious, has since spread around the globe. The Company actively monitors the outbreak and its potential impact on its operations and those of the Company’s holdings.

The impacts on the Company’s and its affiliates’ operations and specifically the ongoing clinical trials of the Company’s pharmaceutical holdings have been actively managed by respective pharmaceutical management teams who have worked closely with the appropriate regulatory agencies to continue clinical trial activities with as minimal impact as possible including receiving waivers for certain clinical trial activities from the respective regulatory agencies to continue the studies.

Although partially mitigated recently, there remains a general degree of uncertainty in the national commercial real estate market based on the COVID-19 pandemic and as a result there remains a potential impact to the value of the Company’s real estate portfolio as well as efforts to monetize those assets.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has implemented a number of measures to protect the health and safety of the Company’s workforce including a voluntary work-from-home policy for the Company’s workforce who can perform their jobs from home as well as restrictions on business travel.

Due to both known and unknown risks, including quarantines, closures and other restrictions resulting from the outbreak, operations and those of the Company’s holdings may be adversely impacted. Additionally, as there is an evolving nature to the COVID-19 situation, the Company cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic may have on the Company’s business, financial condition, results of operations and cash flows. The impact will depend on future developments such as the ultimate duration and the severity of the spread of the COVID-19 pandemic in the U.S. and globally, the effectiveness of federal, state, local and foreign government actions on mitigation and spread of COVID-19, the pandemic’s impact on the U.S. and global economies, changes in the Company’s customers’ behavior emanating from the pandemic and how quickly the Company can resume our normal operations, among others. For all these reasons, the Company may incur expenses or delays relating to such events outside of the Company’s control, which could have a material adverse impact on the Company’s business.

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

Equity Method Investments - RP Finance, LLC (“RP Finance”) (see Note 5), has been identified as a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. The Company accounts for its investment in RP Finance using the equity method of accounting.

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and will be applied as a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and intends to adopt the standard on August 1, 2023.

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

A trust for the benefit of the children of Howard Jonas (Chairman of the Board and former Chief Executive Officer of the Company and former Chairman of the Board of Rafael Pharmaceuticals) holds a financial instrument (the “Instrument”) that owns 10% of Pharma Holdings.

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

On March 25, 2020, the Board of Directors of Rafael Pharmaceuticals extended the expiration date of the Warrant held by Pharma Holdings to purchase shares of the Warrant from December 31, 2020 to June 30, 2021 and on August 31, 2020, the Board of Directors of Rafael Pharmaceuticals further extended the expiration date of the Warrant held by Pharma Holdings, LLC to purchase shares of the Warrant to August 15, 2021.

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

The Instrument has additional contractual rights to receive additional Rafael Pharmaceuticals shares (“Bonus Shares”) for an additional 10% of the fully diluted capital stock of Rafael Pharmaceuticals upon the achievement of certain milestones. The additional 10% is based on the fully diluted capital stock of Rafael Pharmaceuticals, excluding the remainder for the Warrant, at the time of issuance. If any of the milestones are met, the Bonus Shares are to be issued without any additional payment.

Pharma Holdings holds the Warrant to purchase a significant stake in Rafael Pharmaceuticals, as well as other equity and governance rights in Rafael Pharmaceuticals. The Company currently owns 51% of the issued and outstanding equity in Rafael Pharmaceuticals. Approximately 8% of the issued and outstanding equity is owned by the Company’s subsidiary CS Pharma and 43% is held by the Company’s subsidiary Pharma Holdings. The Company’s subsidiary Pharma Holdings holds the Warrant, which is non-dilutable and provides for the Company to increase its (via Pharma Holdings and CS Pharma and inclusive of the interests held by the other owners of those entities) total ownership to 56%. Based on the current shares issued and outstanding of Rafael Pharmaceuticals as of April 30, 2021, the Company, and the Company’s affiliates, would need to pay approximately $17 million to exercise the Warrant in full to 56%. On an as-converted fully diluted basis (for all convertible securities of Rafael Pharmaceuticals outstanding), the Company and the Company’s affiliates would need to pay approximately $126 million to exercise the Warrant in full (including to offset the impact of additional issuances of Rafael Pharmaceuticals equity under the Line of Credit). The Instrument holds 10% of the interest in Pharma Holdings and would need to contribute 10% of any cash necessary to exercise any portion of the Warrant. Following any exercise, a portion of the Company’s interest in Rafael Pharmaceuticals would continue to be held for the benefit of the other equity holders in Pharma Holdings and CS Pharma. Given the Company’s anticipated available cash, the Company would not be able to exercise the Warrant in its entirety and the Company may never be able to exercise the Warrant in full. Rafael Pharmaceuticals may also issue additional equity interests, such as employee stock options, which will require the Company to pay additional cash to maintain the Company’s ownership percentage or exercise the Warrant in full.

On January 28, 2021, Pharma Holdings partially exercised the Warrant to maintain the 51% ownership percentage and purchased 7.3 million shares of Rafael Pharmaceuticals’ Series D Preferred Stock for $9.1 million, of which $0.9 million was contributed by the holder of a minority interest in Pharma Holdings.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – INVESTMENT IN ALTIRA

The Company entered into its first Membership Interest Purchase Agreement (the “Purchase Agreement”) on May 13, 2020 with a member (the “First Seller”) of Altira Capital & Consulting, LLC (“Altira”). Pursuant to the Purchase Agreement, on May 13, 2020, the First Seller sold the economic rights related to a 33.333% membership interest in Altira to the Company and in effect the Company purchased the potential right to receive a 1% royalty on Net Sales (as defined in the Royalty Agreement between Altira and Rafael Pharmaceutical) on sales of certain Rafael Pharmaceuticals’ products. The purchase consideration for the purchase of the membership interest consists of 1) $1,000,000 that was payable in four equal monthly installments of $250,000 each; 2) $3,000,000 payable on January 3, 2021; 3) $3,000,000 due within fifteen (15) days of interim data analysis in Rafael Pharmaceuticals’ Phase 3 pivotal trial (AVENGER 500®) of CPI-613® (devimistat); and 4) $3,000,000 which is due within one-hundred and twenty (120) days from the date that Rafael Pharmaceuticals files a new drug application with the U.S. Food and Drug Administration for approval of devimistat (CPI-613) as a first in-line therapy for pancreatic cancer, as defined in the Purchase Agreement. The post-closing payments are to be made to the First Seller, at the Company’s discretion, in cash or shares of the Company’s Class B common stock based on the 10 days average share price of the Company’s Class B common stock prior to the date of payment or any combination thereof.

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

For the fiscal year ended July 31, 2020, the Company determined that the investment in Altira was fully impaired and recorded an impairment charge of $4,000,000, which was the total amount of the Company’s investment recognized for the Purchase Agreement as of July 31, 2020.

On December 7, 2020, the Company purchased an additional 33.333% of membership interests in Altira, pursuant to the Membership Interest Purchase Agreement (the “Second Altira Agreement”) between the Company and another Altira member, (the “Second Seller”). With this transaction, the Company now owns a right to an aggregate 66.666% of the membership interests in Altira. Pursuant to the Second Altira Agreement, on December 7, 2020, the Second Seller sold his economic rights related to a 33.333% membership interest in Altira to the Company and in effect the Company purchased the potential right to receive an additional 1% royalty on Net Sales (as defined in the Royalty Agreement between Altira and Rafael Pharmaceuticals) on sales of certain Rafael Pharmaceuticals’ products. The purchase consideration for the purchase of the Membership Interest consists of 1) $1,000,000 that was payable monthly in four equal monthly installments of $250,000 each, commencing on January 4, 2021; 2) $3,000,000 payable on January 4, 2021; 3) $3,000,000 due within fifteen (15) days of the earlier to occur of either the completion of Rafael Pharmaceuticals’ Phase III pivotal trial (AVENGER 500®) of CPI-613® (devimistat) or May 31, 2021 and not before January 4, 2021; and 4) $3,000,000 which is due within one-hundred and twenty (120) days from the date that Rafael Pharmaceuticals files a new drug application with the U.S. Food and Drug Administration for approval of devimistat (CPI-613) as a first in-line therapy for pancreatic cancer, as defined in the Purchase Agreement.

Certain of the post-closing payments may be made, at the Company’s discretion, in cash or shares of the Company’s Class B common stock based on the 10-day average share price of the Company’s Class B common stock prior to the date of payment or any combination thereof.

The purchase of the additional membership interests was accounted for as an asset acquisition, as Altira is not considered a business in accordance with the guidance in ASC 805, Business Combinations. The membership interests acquired do not consist of inputs, processes, and are not generating outputs, as required in ASC 805 to qualify as a business, and is therefore accounted for as an asset acquisition. Although this transaction is considered an asset acquisition, there are no assets or liabilities to be recorded as of the acquisition date as Altira does not have any business operations. The cost of the investment was determined to be $7,000,000 pursuant to the terms of the Second Altira Agreement.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended April 30, 2021, the Company determined that the additional purchase of the membership interests in Altira was fully impaired and recorded an impairment charge of $7,000,000, which was the total amount of the Company’s investment recognized for the Second Altira Agreement as of April 30, 2021.

During the nine months ended April 30, 2021, the Company issued 129,620 shares of Class B Common Stock totaling $3,500,000 to the First Seller for the Purchase Agreement.

Additionally, the Company issued 101,844 shares of Class B Common Stock totaling $2,750,000 to the Second Seller, and cash payments totaling $1,250,000 during the nine months ended April 30, 2021. The remaining payment due to the Second Seller, which is the contingent consideration as described within the Second Altira Agreement, of $3,000,000 is recorded as a current liability. The contingent consideration will be recognized when the payments are considered probable.

The assets and operations of Altira are not significant.

NOTE 5 – INVESTMENT IN RP FINANCE, LLC

On February 3, 2020, Rafael Pharmaceuticals entered into a Line of Credit Loan Agreement (“Line of Credit Agreement”) with RP Finance which provides a revolving commitment of up to $50,000,000 to fund clinical trials and other capital needs.

The Company owns 37.5% of the equity interests in RP Finance and is required to fund 37.5% of funding requests from Rafael Pharmaceuticals under the Line of Credit Agreement. The Instrument owns 37.5% of the equity interests in RP Finance, and is required to fund 37.5% of funding requests from Rafael Pharmaceuticals under the Line of Credit Agreement. The remaining 25% equity interests in RP Finance is owned by other shareholders of Rafael Pharmaceuticals.

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

RP Finance has been identified as a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. Therefore, the Company will use the equity method of accounting to record the Company’s investment in RP Finance. The Company has recognized approximately $96 thousand and $53 thousand in income from its ownership interests of 37.5% in RP Finance for the three months ended April 30, 2021 and 2020, respectively, and $288 thousand and $53 thousand in income from its ownership interests of 37.5% in RP Finance for the nine months ended April 30, 2021 and 2020, respectively. The assets and operations of RP Finance are not significant and the Company has identified the equity investment in RP Finance as a related party transaction (see Note 11).

In August 2020, Rafael Pharmaceuticals called for a $5 million draw on the line of credit facility and the facility was funded by RP Finance LLC in the amount of $5 million, paid in parts in August and September 2020. In November 2020, Rafael Pharmaceuticals called for a second $5 million draw on the line of credit facility and the facility was funded by RP Finance in the amount of $5 million. For the nine months ended April 30, 2021, the Company has funded a total of $3.75 million in accordance with its 37.5% ownership interest in RP Finance.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

As of April 30, 2021, the Company held 68% of the issued and outstanding ordinary shares of LipoMedix and has consolidated this investment from the second quarter of fiscal 2018.

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

In May 2020, the Company entered into a Share Purchase Agreement with LipoMedix to purchase 4,000,000 ordinary shares of LipoMedix for an aggregate purchase price of $1,000,000. The purchase consideration consisted of the outstanding Promissory Notes between the Company and LipoMedix dated November 13, 2019, January 21, 2020 and March 27, 2020 in the total principal amount of $300,000 plus accrued interest, for an aggregate amount of $306,737, and $693,263 of cash, thereby increasing the Company’s ownership in Lipomedix from 58% to 68%.

In March 2021, the Company provided bridge financing in the principal amount of up to $400,000 to LipoMedix with a maturity date of September 1, 2021, and an interest rate of 8% per annum. As of April 30, 2021, the Company has provided $270,379 of funding to LipoMedix. Under the terms of the note, as long as it remains outstanding, LipoMedix may not incur any additional debt, make any shareholder distributions, or assume any liens on property or assets.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of April 30, 2021 and July 31, 2020:

	April 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:	(unaudited, in thousands)
Hedge Funds	$—	$—	$9,681	$9,681
Total	$—	$—	$9,681	$9,681

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Hedge Funds	$—	$—	$7,510	$7,510
Total	$—	$—	$7,510	$7,510

At April 30, 2021 and July 31, 2020, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Nine Months Ended
	April 30,
	2021	2020
	(unaudited, in thousands)
Balance, beginning of period	$7,510	$5,125
Liquidation of Hedge Fund Investments	(2,000)	—
Total gain included in earnings	4,171	492
Balance, end of period	$9,681	$5,617

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

The Company holds $0.5 million in investments in securities in another entity that are not liquid, which were included in Investments - Other Pharmaceuticals in the accompanying consolidated balance sheets. The investment is accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative as defined within the guidance, and the Company recorded an impairment loss of $0.7 million and $0.3 million for the nine months ended April 30, 2021 and 2020, respectively.

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

Cash and cash equivalents, trade accounts receivable, and accounts payable. At April 30, 2021 and July 31, 2020, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – TRADE ACCOUNTS RECEIVABLE

Trade Accounts Receivable consisted of the following:

	April 30, 2021	July 31, 2020
	(unaudited, in thousands)	(in thousands)
Trade Accounts Receivable	$287	$364
Accounts Receivable - Related Party	144	121
Less Allowance for Doubtful Accounts	(183)	(218)
Trade Accounts Receivable, net	$248	$267

The current portion of deferred rental income included in Prepaid Expenses and Other Current Assets was approximately $101 thousand and $11 thousand as of April 30, 2021 and July 31, 2020, respectively.

The noncurrent portion of deferred rental income included in Other Assets was approximately $1.4 million as of both April 30, 2021 and July 31, 2020.

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30, 2021	July 31, 2020
	(unaudited, in thousands)	(in thousands)
Building and Improvements	$47,814	$47,591
Land	10,412	10,412
Furniture and Fixtures	1,145	1,145
Other	270	256
	59,641	59,404
Less Accumulated Depreciation	(16,050)	(14,971)
Total	$43,591	$44,433

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense pertaining to property and equipment was approximately $0.2 million and $0.5 million for the three months ended April 30, 2021 and 2020, respectively, and $1.1 million and $1.4 million for the nine months ended April 30, 2021 and 2020, respectively.

The Company’s headquarters are located at 520 Broad Street in Newark, New Jersey, where it occupies office space in the building owned by its subsidiary.

In August 2020, the Company sold an office/data center building in Piscataway, New Jersey, which was classified as held for sale at July 31, 2020.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted loss per shares includes potentially dilutive securities such as stock options, warrants to purchase common stock, and other convertible instruments unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per shares for the three and nine months ended April 30, 2021 and 2020 because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Shares issuable upon exercise of stock options	689,210	580,874	689,210	580,874
Shares issuable upon exercise of warrants to purchase Class B common stock	26,189	—	26,189	—

The diluted loss per share computation equals basic loss per share for the three and nine months ended April 30, 2021 and 2020 because the Company had a net loss and the impact of the assumed exercise of stock options and warrants would have been anti-dilutive.

NOTE 11 – RELATED PARTY TRANSACTIONS

IDT Corporation

The Company has historically maintained an intercompany balance due to/from related parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT Corporation, or IDT, and payroll costs for the Company’s personnel that were paid by IDT. The Company also receives rental income from various companies under common control to IDT. The Company recorded expense of approximately $91 thousand and $76 thousand in related party services to IDT for the three months ended April 30, 2021 and 2020, respectively, of which approximately $61 thousand and $27 thousand is included in Due to Related Parties at April 30, 2021 and 2020, respectively. The Company recorded expense of approximately $247 thousand and $232 thousand in related party services to IDT for the nine months ended April 30, 2021 and 2020, respectively, of which approximately $61 thousand and $27 thousand is included in Due to Related Parties at April 30, 2021 and 2020, respectively.

IDT leases approximately 80,000 square feet of office space plus parking at 520 Broad Street, Newark, New Jersey and approximately 3,600 square feet of office space in Jerusalem, Israel. IDT paid the Company approximately $461 thousand and $453 thousand for office rent and parking during each of the three months ended April 30, 2021 and 2020, respectively. IDT paid the Company approximately $1.38 million and $1.36 million for office rent and parking during each of the nine months ended April 30, 2021 and 2020, respectively. As of April 30, 2021 and 2020, IDT owed the Company approximately $152 thousand and $0, respectively, for office rent and parking.

During the three months ended April 30, 2021, IDT exercised 43,649 warrants to purchase shares of Class B Common Stock.

Rafael Pharmaceuticals

The Company provides Rafael Pharmaceuticals with administrative, finance, accounting, tax and legal services. Howard S. Jonas served as the former Chairman of the Board of Rafael Pharmaceuticals and owns an equity interest in Rafael Pharmaceuticals. The Company billed Rafael Pharmaceuticals $120 thousand for the three months ended April 30, 2021 and 2020, respectively, and $360 thousand for the nine months ended April 30, 2021 and 2020, respectively. As of April 30, 2021 and July 31, 2020, Rafael Pharmaceuticals owed the Company $480,000 and $118,000, respectively, included in Due from Rafael Pharmaceuticals.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Levco Pharmaceuticals Ltd

On September 8, 2020, Levco Pharmaceuticals Ltd (“Levco”) entered into a research and development consulting agreement with Dr. Alberto Gabizon for a two-year period. Under the agreement, in exchange for the services provided, Levco will pay Dr. Gabizon $3,000 per month and issue to him common shares representing up to 5% of common stock outstanding. Additionally, Levco will provide a lab grant in the amount of $120,000 to support the project.

On September 8, 2020, Levco entered into a Sponsored Research Agreement with a company for a research program related to patent applications with payments totaling $120,000 plus value-added tax. The research period is over 13 months, with two additional 12-month options to extend.

Farber Partners LLC

On December 10, 2020, a controlled subsidiary of the Company, Farber, reached an agreement with Princeton University to in-license certain patents and related information related to the serine hydroxymethyltransferase (SHMT) inhibitor program developed by the laboratory of Dr. Joshua D. Rabinowitz at Princeton. Farber will pay Princeton a minimum annual royalty payment of $50 thousand, in addition to percentage royalties and a percentage of any sublicense revenue. Additionally, there are development milestone payments which Farber will pay Princeton for the first three products developed by Farber, or any sublicensees or affiliates.

Pharma Holdings

On January 28, 2021, Pharma Holdings partially exercised the Warrant and purchased 7.3 million shares of Rafael Pharmaceuticals’ Series D Preferred Stock for $9.1 million, of which $0.9 million was contributed by the holder of a minority interest in Pharma Holdings.

Related Party Rental Income

The Company leases space to related parties which represented approximately 62% and 43% of the Company’s total revenue for the three months ended April 30, 2021 and 2020, respectively, and 63% and 43% for the nine months ended April 30, 2021 and 2020, respectively. See Note 16 for future minimum rent payments from related parties and other tenants.

RP Finance

For the three months ended April 30, 2021 and 2020, the Company recognized approximately $96 thousand and $53 thousand in income from its ownership interests of 37.5% in RP Finance, respectively. For the nine months ended April 30, 2021 and 2020, the Company recognized $288 thousand and $53 thousand in income from its ownership interests of 37.5% in RP Finance, respectively (see Note 5).

Howard Jonas, Chairman of the Board and Former Chief Executive Officer

In December 2020, two entities, on whose Boards of Directors Howard Jonas, the Registrant’s Chairman of the Board and former Chief Executive Officer serves, each purchased 218,245 shares of Class B common stock for consideration of $5 million each. In connection with the purchases, each purchaser was granted warrants (the “Issued Warrants”) to purchase twenty percent (20%) of the shares of Class B common stock purchased by such purchaser. The Issued Warrants have an exercise price of $22.91 per share and expire on June 6, 2022. The shares and Issued Warrants were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – INCOME TAXES

At April 30, 2021, the Company has federal net operating loss (“NOL”) carryforwards from domestic operations of approximately $44 million, to offset future taxable income. The Company has state NOLs of $27 million. The Company has NOLs from foreign operations of $3 million. As part of the Tax Act, federal NOLs generated in 2018 and later are not subject to an expiration period and are available to offset 80% of taxable income in the year in which they are utilized. The federal NOL carryforwards generated prior to 2018 will begin to expire in 2026. The state NOLs will begin to expire in 2038 and foreign NOLs do not expire.

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

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials and the Real Estate segment based primarily on results of operations. All investments in Rafael Pharmaceuticals and assets and expenses associated with LipoMedix, Barer, Levco, Farber, and Rafael Medical Devices are tracked separately in the Pharmaceuticals segment. All corporate costs are allocated to the Real Estate segment.

The Pharmaceuticals segment is comprised of preferred and common equity interests and the Warrant to purchase equity interests in Rafael Pharmaceuticals, a majority equity interest in LipoMedix, Barer, Levco, Farber, and Rafael Medical Devices. To date, the Pharmaceuticals segment has not generated any revenues.

The Real Estate segment consists of the Company’s real estate holdings, including a building at 520 Broad Street in Newark, New Jersey that houses headquarters for the Company and certain affiliates and its associated public garage and a portion of an office building in Israel.

In August 2020, the Company sold a 3-story, 65,253 square foot office building located at 225 Old New Brunswick Road in Piscataway, New Jersey to 225 ONBR, LLC, an entity unaffiliated with the Company. The purchase price was $3,875,000 and, after transfer taxes and broker’s commission, the Company received $3,658,000 in cash. At July 31, 2020, the building was classified as held for sale on the consolidated balance sheet.

Operating results for the business segments of the Company are as follows:

(unaudited, in thousands)	Pharmaceuticals	Real Estate	Total
Three Months Ended April 30, 2021
Revenues	$—	$990	$990
Loss from operations	(1,417)	(2,062)	(3,479)

Three Months Ended April 30, 2020
Revenues	$—	$1,224	$1,224
Loss from operations	(778)	(1,187)	(1,965)

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(unaudited, in thousands)	Pharmaceuticals	Real Estate	Total
Nine Months Ended April 30, 2021
Revenues	$—	$3,002	$3,002
Loss from operations	(10,593)	(6,194)	(16,787)

Nine Months Ended April 30, 2020
Revenues	$—	$3,670	$3,670
Loss from operations	(1,558)	(3,855)	(5,413)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended April 30, (unaudited)	2021	2020
Revenue from tenants located in Israel	7%	6%

Nine Months Ended April 30, (unaudited)	2021	2020
Revenue from tenants located in Israel	7%	6%

Net long-lived assets and total assets held outside of the United States, which are located in Israel, were as follows:

(unaudited, in thousands)	United States	Israel	Total
April 30, 2021
Long-lived assets, net	$42,048	$1,543	$43,591
Total assets	142,764	3,444	146,208

July 31, 2020
Long-lived assets, net	$42,840	$1,593	$44,433
Total assets	132,286	4,061	136,347

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

On July 12, 2019, the Company received a Citation and Notification of Penalty from the Occupational Safety and Health Administration of the U.S. Department of Labor, or OSHA, related to an OSHA inspection of 520 Broad Street, Newark, New Jersey. The citation seeks to impose penalties related to alleged violations of the Occupation Safety and Health Act of 1970 at 520 Broad Street. On July 31, 2019, the Company filed a Notice of Contest with OSHA contesting the citation in its entirety. On February 14, 2020, the Company entered into a Settlement Agreement with OSHA, as related to the citation received on July 12, 2019. As part of the Settlement Agreement, the Company agreed to pay a penalty of $127,294 in eight quarterly installment payments through November 2021, which the Company accrued for and has an outstanding balance of approximately $32,000 as of April 30, 2021. As the Company accounts for contingencies when a loss is considered probable and can be reasonably estimated, the accrued balance is for legal fees and losses believed to be both probable and reasonably estimable, but an exposure to additional loss may exist in excess of the amount accrued.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Pursuant to the Company’s 2018 Equity Incentive Plan, three of the Company’s four non-employee directors of the Company were granted 4,203 restricted shares of Class B common stock in January 2021 and 4,203 restricted shares of Class B common stock in January 2020 which fully vested on the date of the grants. The fair value of the awards on the date of the grants were approximately $286,000 and $208,000 in January 2021 and January 2020, respectively, which was included in Selling, General and Administrative Expense.

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2020	580,874	$4.90	2.65	$5,269
Granted	118,409	40.85	10.00	176
Exercised	(8,750)	4.90
Cancelled / Forfeited	(1,323)	—
Outstanding at April 30, 2021	689,210	$11.08	3.29	$21,547
Exercisable at April 30, 2021	570,801	$4.90	1.91	$21,371

During April 2021, 118,409 options were granted to one individual, resulting in $0.7 million in stock-based compensation expense for the three months ended April 30, 2021. These options are subject to graded vesting extending through April 15, 2025.

During the nine months ended April 30, 2021, 8,750 options were exercised. At April 30, 2021, there was unrecognized compensation cost related to non-vested stock options of $2.9 million, which is expected to be recognized over the next 2.1 years.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2020	123,104	$10.80
Granted	44,070	21.92
Vested	(69,347)	10.76
Cancelled / Forfeited	(2,099)	13.54
Non-vested shares at April 30, 2021	95,728	$15.28

At April 30, 2021, there was $1.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 2.4 years.

Share Purchase Agreement

On December 7, 2020, Rafael Holdings entered into a Securities Purchase Agreement (the “SPA”) for the sale of 567,437 shares of the Company’s Class B common stock at a price per share of $22.91 (which was the closing price for the Class B common stock on the New York Stock Exchange on December 4, 2020, the trading day immediately preceding the date of the SPA) for an aggregate purchase price of $13 million.

Approximately $8.2 million of the proceeds received pursuant to the SPA were used by the Company to exercise an additional portion of the Warrant in order to maintain the Company’s relative position in Rafael Pharmaceuticals in light of issuances of Rafael Pharmaceuticals equity securities to third-party shareholders of Rafael Pharmaceuticals, due to warrant exercises by these shareholders. The Company is using the remaining proceeds to fund the operations of its drug development programs including its Barer Institute subsidiary, and for general corporate purposes. Under the SPA, two entities, on whose Boards of Directors Howard Jonas, the Registrant’s Chairman of the Board and former Chief Executive Officer serves, each purchased 218,245 shares of Class B common stock for consideration of $5 million each. The shares and warrants were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

Equity-classified Warrants

In connection with the Share Purchase Agreement, each purchaser was granted warrants to purchase twenty percent (20%) of the shares of Class B common stock purchased by such purchaser. The Company issued warrants to purchase 113,487 shares of Class B common stock to the purchasers. The warrants are exercisable at a per share exercise price of $22.91, and are exercisable at any time on or after December 7, 2020 through June 6, 2022. The Company determined that these warrants are equity-classified.

During the three months ended April 30, 2021, IDT and Genie Energy, Ltd each exercised 43,649 warrants, resulting in a total of 87,298 shares of Class B common stock issued for proceeds of approximately $2 million. At April 30, 2021, the Company had outstanding warrants to purchase 26,189 shares of Class B common stock at an exercise price of $22.91 per share, all of which expire June 6, 2022.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – LEASES

The Company is the lessor of certain properties which are leased to tenants under net operating leases with initial term expiration dates ranging from 2021 to 2029. Lease income included on the consolidated statements of operations and comprehensive loss was $0.8 million and $0.9 million for the three months ended April 30, 2021 and 2020, respectively, and $2.2 million and $2.6 million for the nine months ended April 30, 2021 and 2020, respectively.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of April 30, 2021, under non-cancellable operating leases which expire on various dates through 2028 are as follows:

Year ending July 31,	Related Parties	Other	Total
	(in thousands)
2021 (remaining)	$516	$179	$695
2022	2,078	782	2,860
2023	2,117	592	2,709
2024	2,155	538	2,693
2025	1,659	550	2,209
Thereafter	—	1,948	1,948
Total Minimum Future Rental Income	$8,525	$4,589	$13,114

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

NOTE 17 – SUBSEQUENT EVENTS

On May 27, 2021, the Company granted 908,497 restricted shares of Class B common stock of the Company to the Chief Executive Officer. Additionally, in June 2021, the Company paid a $2 million sign-on bonus to the Chief Executive Officer.

On May 27, 2021, the Company filed its Shelf Registration on Form S-3, whereby the Company may sell up to $250 million of Class B common stock. This registration was declared effective on June 7, 2021.

On May 31, 2021, the Company received a $5 million distribution of the Company’s investment in Hedge Funds.

On June 1, 2021, the Company issued 48,859 shares of Class B common stock to the Altira Second Seller totaling $2.25 million to satisfy a portion of the remaining non-contingent obligation due to the Altira Second Seller.

On June 2, 2021, the Company paid $750 thousand in cash to the Altira Second Seller to satisfy the remaining non-contingent obligation due to the Altria Second Seller.

On June 3, 2021, the Company provided $1.875 million of additional funding to RP Finance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own interests in pre-clinical and clinical stage pharmaceutical companies and commercial real estate assets. The assets are operated as two separate lines of business.

The pharmaceutical holdings include preferred and common equity interests and a warrant to purchase additional equity interests in Rafael Pharmaceuticals, Inc., or Rafael Pharmaceuticals, which is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells; and, a majority equity interest in LipoMedix Pharmaceuticals Ltd., or LipoMedix, a clinical stage oncological pharmaceutical company based in Israel. In addition, in 2019, we established the Barer Institute (“Barer”), a wholly-owned early stage venture focused on developing a pipeline of therapeutic compounds, including compounds to regulate cancer metabolism. The venture is pursuing collaborative research agreements with leading scientists from top academic institutions. In addition, we have recently initiated efforts to develop other early stage pharmaceutical ventures including Levco, an Israeli company, established to partner with Dr. Alberto Gabizon and a top institution in Israel on the development of novel compounds for cancer, and Farber Partners, formed around an agreement with Princeton University’s Office of Technology Licensing for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. Additionally, in 2021, we established Rafael Medical Devices, a wholly-owned orthopedic device company developing instruments and implants to advance minimally invasive surgeries in the upper and lower extremities.

The commercial real estate holdings consist of a building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and certain other entities and hosts other tenants and an associated 800-car public garage, and a portion of a building in Israel. In August 2020, we sold an office/data center building in Piscataway, New Jersey, which was classified as held for sale at July 31, 2020.

Business Update - COVID-19

In December 2019, a new coronavirus, now known as COVID-19, which has proved to be highly contagious, has since spread around the globe. We actively monitor the outbreak and its potential impact on our operations and those of our holdings.

The impacts on our and our affiliates’ operations and specifically the ongoing clinical trials of our pharmaceutical holdings have been actively managed by respective pharmaceutical management teams who have worked closely with the appropriate regulatory agencies to continue clinical trial activities with as minimal impact as possible including receiving waivers for certain clinical trial activities from the respective regulatory agencies to continue the studies.

Although partially mitigated recently, there remains a general degree of uncertainty in the national commercial real estate market based on the COVID-19 pandemic and as a result there remains a potential impact to the value of our real estate portfolio as well as efforts to monetize those assets.

We have implemented a number of measures to protect the health and safety of our workforce including a voluntary work-from-home policy for our workforce who can perform their jobs from home as well as restrictions on business travel.

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

Three and Nine Months Ended April 30, 2021 Compared to Three and Nine Months Ended April 30, 2020

Pharmaceuticals Segment

Our consolidated expenses for our Pharmaceuticals segment were as follows:

	Three Months Ended April 30,		Change
	2021	2020	$	%
	(unaudited, in thousands)
Selling, general and administrative	$(154)	$(144)	$(10)	(7)%
Research and development	(1,262)	(634)	(628)	(99)%
Depreciation	(1)	—	(1)	(100)%
Impairment – Altira	—	—	—	—%
Loss from operations	$(1,417)	$(778)	$(639)	(82)%

	Nine Months Ended April 30,		Change
	2021	2020	$	%
	(unaudited, in thousands)
Selling, general and administrative	$(247)	$(230)	$(17)	(7)%
Research and development	(3,345)	(1,327)	(2,018)	(152)%
Depreciation	(1)	(1)	—	—%
Impairment – Altira	(7,000)	—	(7,000)	(100)%
Loss from operations	$(10,593)	$(1,558)	$(9,035)	(580)%

To date, the Pharmaceuticals segment has not generated any revenues. The entirety of the expenses in the Pharmaceuticals segment relate to the activities of LipoMedix, Barer, Levco, Farber, and Rafael Medical Devices. Research and development increased for the three and nine months ended April 30, 2021 compared to the three and nine months ended April 30, 2020 due to increased Barer, Levco, Farber, and Rafael Medical Devices activity. We recorded an impairment expense of $7.0 million related to our purchase of a 33.333% membership interest in Altira for the nine months ended April 30, 2021. As of April 30, 2021 and 2020, we held a 68% and 58% interest, respectively, in LipoMedix, a 95% and 0% interest in Levco, respectively, and a 93% and 0% interest in Farber, respectively. We consolidated our majority interests in Lipomedix, Levco, and Farber.

Real Estate Segment

Our consolidated income and expenses for our Real Estate segment were as follows:

	Three Months Ended April 30,		Change
	2021	2020	$	%
	(unaudited, in thousands)
Rental – Third Party	$228	$360	$(132)	(37)%
Rental – Related Party	523	523	—	—%
Parking	119	221	(102)	(46)%
Other	120	120	—	—%
Selling, general and administrative	(2,852)	(1,937)	(915)	(47)%
Depreciation	(200)	(474)	274	58%
Loss from operations	$(2,062)	$(1,187)	$(875)	(74)%

	Nine Months Ended April 30,		Change
	2021	2020	$	%
	(unaudited, in thousands)
Rental – Third Party	$654	$1,076	$(422)	(39)%
Rental – Related Party	1,570	1,570	—	—%
Parking	418	664	(246)	(37)%
Other	360	360	—	—%
Selling, general and administrative	(8,118)	(6,113)	(2,005)	(33)%
Depreciation	(1,078)	(1,412)	334	24%
Loss from operations	$(6,194)	$(3,855)	$(2,339)	(61)%

Revenues. Rental and Parking revenues decreased by approximately $234 thousand and $668 thousand for the three and nine months ended April 30, 2021 compared to the three and nine months ended April 30, 2020 primarily due to the sale of the building in Piscataway and the related reduced rental income, in addition to the decrease in parking as many customers who were utilizing the parking garage are now working from home due to COVID-19.

Selling, general and administrative expenses. Selling, general and administrative expenses consist mainly of payroll, benefits, facilities, consulting and professional fees. The increase in selling, general and administrative expenses for the three and nine months ended April 30, 2021 compared to the three and nine months ended April 30, 2020 is primarily due to increased insurance, payroll, and real estate tax costs.

Depreciation expenses. Depreciation expenses decreased for the three and nine months ended April 30, 2021 as compared to the three and nine months ended April 30, 2020 due to the sale of the building in Piscataway, New Jersey.

Consolidated Operations

Our consolidated income and expense line items below income from operations were as follows:

	Three Months Ended April 30,		Change
	2021	2020	$	%
	(unaudited, in thousands)
Loss from operations	$(3,479)	$(1,965)	$(1,514)	(77)%
Interest expense, net	(1)	—	(1)	100%
Impairment of investments - Other Pharmaceuticals	—	(295)	295	(100)%
Unrealized gain (loss) on investments - Hedge Funds	738	(28)	766	(2736)%
Loss before income taxes	(2,742)	(2,288)	(454)	(20)%
Provision for income taxes	(4)	(8)	4	50%
Equity in earnings of RP Finance	96	53	43	81%
Consolidated net loss	(2,650)	(2,243)	(407)	(18)%
Net loss attributable to noncontrolling interests	(97)	(84)	(13)	(15)%
Net loss attributable to Rafael Holdings, Inc.	$(2,553)	$(2,159)	$(394)	(18)%

	Nine Months Ended April 30,		Change
	2021	2020	$	%
	(unaudited, in thousands)
Loss from operations	$(16,787)	$(5,413)	$(11,374)	(210)%
Interest expense, net	(2)	(31)	29	94%
Net loss resulting from foreign exchange transactions	—	(5)	5	100%
Gain on sale of building	749	—	749	100%
Impairment of investments - Other Pharmaceuticals	(724)	(295)	(429)	145%
Unrealized gain on investments - Hedge Funds	4,171	492	3,679	748%
Loss before income taxes	(12,593)	(5,252)	(7,341)	(140)%
Provision for income taxes	(13)	(24)	11	46%
Equity in earnings of RP Finance	288	53	235	443%
Consolidated net loss	(12,318)	(5,223)	(7,095)	(136)%
Net loss attributable to noncontrolling interests	(154)	(213)	59	28%
Net loss attributable to Rafael Holdings, Inc.	$(12,164)	$(5,010)	$(7,154)	(143)%

Interest expense, net. Interest expense, net was $(1) thousand for the three months ended April 30, 2021 and $0 for the three months ended April 30, 2020. The reduction of interest income is due to interest earned for the three months ended April 30, 2020 on a Certificate of Deposit (“CD”) account that was subsequently closed and funds transferred to fund the Warrant exercise. Interest (expense) income, net was $(2) thousand for the nine months ended April 30, 2021 and $(31) thousand for the nine months ended April 30, 2020. The reduction of interest expense during the nine months ended April 30, 2021 is due to the conversion of the $15.0 million convertible note and related interest, to equity, during the prior fiscal year.

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is composed entirely from changes in movements in New Israeli Shekels relative to the U.S. Dollar.

Gain on sale of building. In August 2020, we sold a building located in Piscataway, New Jersey, and recognized a gain on the sale of approximately $749 thousand.

Impairment of investments - Other Pharmaceuticals. We recorded an impairment loss of $724 thousand related to our investment using the measurement alternative for the nine months ended April 30, 2021.

Unrealized gain (loss) on investments - Hedge Funds. We recorded unrealized gains (losses) of approximately $0.7 million and $(28) thousand for the three months ended April 30, 2021 and 2020, respectively, and approximately $4.2 million and $492 thousand for the nine months ended April 30, 2021 and 2020, respectively.

Equity in earnings of RP Finance. We recognized approximately $96 thousand and $288 thousand in income from its ownership interests of 37.5% in RP Finance for the three and nine months ended April 30, 2021, respectively.

Net loss (income) attributable to noncontrolling interests. The change in the net loss (income) attributable to noncontrolling interests was due to LipoMedix, and the new entities Farber and Levco for the three and nine months ended April 30, 2021.

Liquidity and Capital Resources

General

As of April 30, 2021, we had cash and cash equivalents of $4.7 million. We expect our cash from operations in the next 12 months, the balance of cash and cash equivalents that we held as of April 30, 2021, and our balance in Investments – Hedge Funds of $9.7 million as of April 30, 2021 to be sufficient to meet our currently anticipated working capital, research and development, and capital expenditure requirements during the next 12 months from the issuance of these consolidated financial statements. Additionally, the Company filed its Shelf Registration on Form S-3 on May 27, 2021, authorizing the sale of up to $250 million of Class B common stock. This registration was declared effective as of June 7, 2021.

	April 30,
	2021	2020
	(unaudited, in thousands)
Cash flows (used in) provided by
Operating activities	$(8,620)	$(2,975)
Investing activities	(8,702)	(491)
Financing activities	15,770	(96)
Effect of exchange rates on cash and cash equivalents	25	(32)
Decrease in cash and cash equivalents	$(1,527)	$(3,594)

Operating Activities

The increase in cash used in operating activities for the nine months ended April 30, 2021 as compared to the nine months ended April 30, 2020 was primarily related to the net loss, and impact from noncash items, primarily the impairment expense related to the investment in Altira of $7.0 million and the increase in stock based compensation of $1.0 million, offset by the unrealized gain on investments - Hedge Funds of $4.2 million.

Investing Activities

Cash used in investing activities for the nine months ended April 30, 2021 was primarily related to our partial exercise of the Warrant and purchasing 7.3 million shares of Rafael Pharmaceuticals’ Series D Preferred Stock for $9.1 million, the payments to fund our portion of advances under the line of credit between RP Finance and Rafael Pharmaceuticals, the payments of $1.3 million towards the acquisition of a second 33.333% membership interest in Altira for a product-in-development, and payments of $3.75 million to RP Finance in accordance with our 37.5% ownership interest, offset by the proceeds of $3.7 million from the sale of the building in Piscataway, New Jersey in August 2020 and proceeds of $2.0 million from liquidation of hedge funds.

Cash used in investing activities for the nine months ended April 30, 2020 related to building improvements made to our real estate holdings.

Financing Activities

Cash provided by financing activities for the nine months ended April 30, 2021 was primarily related to proceeds of $13.0 million for the sale of 567,437 shares of our Class B common stock and warrants to purchase an additional 113,487 shares of Class B common stock. Additionally, there were approximately $2.0 million in proceeds provided by the exercise of 87,298 warrants.

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

Trends and Uncertainties – COVID-19

In December 2019, a novel strain of COVID-19 emerged and has subsequently expanded to a pandemic resulting in significant risks and disruptions to the health and welfare of the global population and economy. For the period ended October 31, 2020, COVID-19 has not had a material impact on our operations, and we anticipate that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next 12 months.

We actively monitor the outbreak and its potential impact on our operations and those of our holdings. Although our operations are mainly in the United States, we have assets outside of the United States, and some of our pharmaceutical holdings conduct operations, manufacturing and clinical trial activities in Europe and Asia.

The impacts on our and our affiliates’ operations and specifically the ongoing clinical trials of our pharmaceutical holdings have been actively managed by respective pharmaceutical management teams who have worked closely with the appropriate regulatory agencies to continue clinical trial activities with as minimal impact as possible including receiving waivers for certain clinical trial activities from the respective regulatory agencies to continue the studies.

Although partially mitigated recently, there remains a general degree of uncertainty in the national commercial real estate market based on the COVID-19 pandemic and as a result there remains a potential impact to the value of our real estate portfolio as well as efforts to monetize those assets.

We have implemented a number of measures to protect the health and safety of our workforce including a voluntary work-from-home policy for our workforce who can perform their jobs from home as well as restrictions on business travel.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for fiscal 2020 (“2020 Form 10-K”). There have been no material changes in our critical accounting policies and procedures during the nine months ended April 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2021.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 14, 2021	Rafael Holdings, Inc.

	By:	/s/ Ameet Mallik
Ameet Mallik Chief Executive Officer

	By:	/s/ David Polinsky
David Polinsky Chief Financial Officer