Form 10-Q
period 2021-10-31
Rafael Holdings, Inc.
filed 2021-12-15
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of December 10, 2021 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	19,912,790 shares

RAFAEL HOLDINGS, INC.

i

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	October 31, 2021	July 31, 2021
ASSETS		(Note 2)
CURRENT ASSETS
Cash and cash equivalents	$72,387	$7,854
Restricted cash	5,000	5,000
Trade accounts receivable, net of allowance for doubtful accounts of $212 and $193 at October 31, 2021 and July 31, 2021, respectively	712	235
Due from Rafael Pharmaceuticals, net of allowance for losses on related party receivables of $720 and $0 at October 31, 2021 and July 31, 2021, respectively	—	600
Due from Rafael Pharmaceuticals - line of credit, net of allowance for loan losses of $25,000 at October 31, 2021	—	—
Prepaid expenses and other current assets	428	1,075
Total current assets	78,527	14,764

Property and equipment, net	42,885	43,238
Equity investment – RP Finance LLC	—	575
Due from RP Finance LLC, net of allowance for losses on related party receivables of $9,375 and $0 at October 31, 2021 and July 31, 2021, respectively	—	7,500
Investments – Rafael Pharmaceuticals	—	79,141
Investments – Other Pharmaceuticals	477	477
Investments – Hedge Funds	5,479	5,268
In-process research and development and patents	1,575	1,575
Other assets	1,463	1,517
TOTAL ASSETS	$130,406	$154,055
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,145	$1,160
Accrued expenses	1,292	1,227
Other current liabilities	121	252
Due to related parties	52	136
Note payable, net of debt issuance costs	14,653	14,528
Total current liabilities	17,263	17,303

Other liabilities	81	48
TOTAL LIABILITIES	17,344	17,351

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of October 31, 2021 and July 31, 2021, respectively	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 19,896,066 issued and 19,882,219 outstanding as of October 31, 2021, and 16,947,066 issued and 16,936,864 outstanding as of July 31, 2021	198	169
Additional paid-in capital	264,867	159,136
Accumulated deficit	(170,118)	(40,799)
Accumulated other comprehensive income related to foreign currency translation adjustment	3,781	3,772
Total equity attributable to Rafael Holdings, Inc.	98,736	122,286
Noncontrolling interests	14,326	14,418
TOTAL EQUITY	113,062	136,704
TOTAL LIABILITIES AND EQUITY	$130,406	$154,055

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended October 31,
	2021	2020
REVENUE
Rental – Third Party	$196	$236
Rental – Related Party	520	520
Parking	190	177
Other – Related Party	120	120
Total revenue	1,026	1,053

COSTS AND EXPENSES
Selling, general and administrative	12,892	2,592
Research and development	2,153	515
Depreciation and amortization	382	437
Provision for loss on receivable pursuant to line of credit	25,000	—
Provision for losses on related party receivables	10,283	—
Loss from operations	(49,684)	(2,491)

Interest expense, net	(222)	—
Gain on sale of building	—	749
Impairment of investments - Other Pharmaceuticals	—	(724)
Impairment of cost method investment - Rafael Pharmaceuticals	(79,141)	—
Unrealized gain on investments - Hedge Funds	211	944
Loss before income taxes	(128,836)	(1,522)
Provision for income taxes	—	(5)
(Loss) earnings in equity of RP Finance	(575)	96
Consolidated net loss	(129,411)	(1,431)
Net (loss) income attributable to noncontrolling interests	(92)	15
Net loss attributable to Rafael Holdings, Inc.	$(129,319)	$(1,446)

OTHER COMPREHENSIVE LOSS
Net loss	$(129,411)	$(1,431)
Foreign currency translation adjustment	9	(38)
Total comprehensive loss	(129,402)	(1,469)
Comprehensive loss attributable to noncontrolling interests	36	(21)
Total comprehensive loss attributable to Rafael Holdings, Inc.	$(129,438)	$(1,490)

Loss per share
Basic and diluted	$(6.49)	$(0.09)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	19,925,140	15,822,722

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

 (unaudited, in thousands, except share and per share data)

	Three Months Ended October 31, 2021
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at August 1, 2021	787,163	$8	16,936,864	$169	$159,136	$(40,799)	$3,772	$14,418	$136,704
Net loss for the three months ended October 31, 2021	—	—	—	—	—	(129,319)	—	(92)	(129,411)
Stock-based compensation	—	—	—	—	7,851	—	—	—	7,851
Common stock sold to investors	—	—	2,833,425	28	99,142	—	—	—	99,170
Transaction costs incurred in connection with sale of common stock	—	—	—	—	(6,228)	—	—	—	(6,228)
Common stock sold to related party	—	—	112,501	1	4,996	—	—	—	4,997
Shares withheld for payroll taxes	—	—	(571)	—	(30)	—	—	—	(30)
Foreign currency translation adjustment	—	—	—	—	—	—	9	—	9
Balance at October 31, 2021	787,163	$8	19,882,219	$198	$264,867	$(170,118)	$3,781	$14,326	$113,062

	Three Months Ended October 31, 2020
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at August 1, 2020	787,163	$8	15,028,536	$149	$129,136	$(16,255)	$3,762	$13,728	$130,528
Net loss for the three months ended October 31, 2020	—	—	—	—	—	(1,446)	—	15	(1,431)
Stock-based compensation	—	—	7,261	—	214	—	—	—	214
Stock options exercised	—	—	8,750	—	43	—	—	—	43
Foreign currency translation adjustment	—	—	—	—	—	—	(38)	—	(38)
Balance at October 31, 2020	787,163	$8	15,044,547	$149	$129,393	$(17,701)	$3,724	$13,743	$129,316

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended October 31,
	2021	2020
Operating activities
Consolidated net loss	$(129,411)	$(1,431)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	382	437
Deferred income taxes	—	6
Net unrealized gain on investments - Hedge Funds	(211)	(944)
Impairment of investments - Other Pharmaceuticals	—	724
Impairment of cost method investment - Rafael Pharmaceuticals	79,141	—
Provision for loss on receivable pursuant to line of credit	25,000	—
Interest income	(188)	—
Provision for losses on related party receivables	10,283	—
Loss (earnings) in equity of RP Finance	575	(96)
Provision for doubtful accounts	19	38
Stock-based compensation	7,851	214
Amortization of debt discount	125	—
Gain on sale of building	—	(749)

Change in assets and liabilities:
Trade accounts receivable	(496)	(80)
Prepaid expenses and other current assets	649	(187)
Other assets	54	30
Accounts payable and accrued expenses	48	(490)
Other current liabilities	(124)	(122)
Due to related parties	(84)	26
Due from Rafael Pharmaceuticals	(120)	30
Other liabilities	33	(59)
Net cash used in operating activities	(6,474)	(2,653)

Investing activities
Purchases of property and equipment	(29)	(145)
Payment to fund RP Finance Line of Credit	(1,875)	(1,875)
Payment to Rafael Pharmaceuticals pursuant to Line of Credit	(25,000)	—
Proceeds from sale of building	—	3,658
Proceeds related to distribution from Hedge Funds	—	2,000
Net cash (used in) provided by investing activities	(26,904)	3,638

Financing activities
Purchases of investments in equity securities	—	—
Proceeds from exercise of options	—	43
Proceeds from sale of common stock	104,167	—
Payment of transaction costs incurred in connection with sale of common stock	(6,228)	—
Payments for taxes related to shares withheld for employee taxes	(30)	—
Net cash provided by financing activities	97,909	43
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	2	(3)
Net increase in cash and cash equivalents, and restricted cash	64,533	1,025
Cash and cash equivalents, and restricted cash, beginning of period	12,854	6,206
Cash and cash equivalents, and restricted cash, end of period	$77,387	$7,231
Reconciliation of cash and restricted cash
Cash and cash equivalents	$72,387	$7,231
Restricted cash	5,000	—
Total cash and cash equivalents and restricted cash shown in statement of cash flows	$77,387	$7,231

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Rafael Holdings, Inc. (NYSE-RFL), (“Rafael Holdings” or the “Company”), a Delaware corporation, focused on discovering and developing novel cancer and immune metabolism therapies with the potential to improve and extend the lives of patients. The Company also owns commercial real estate assets, which it operates as a separate line of business.

The Company has an investment in Rafael Pharmaceuticals Inc., or Rafael Pharmaceuticals, that includes preferred and common equity interests and a warrant to purchase additional equity. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Rafael Pharmaceuticals in exchange for issuing Company Class B common stock to the other stockholders of Rafael Pharmaceuticals. On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Rafael Pharmaceuticals’ lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas, and following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat has recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In connection with the preparation of the Company’s first quarter financial statements, U.S. GAAP required that the Company assess the impact of the Data Events and determine whether the carrying values of the Company’s assets were impaired based upon the Company’s expectations to realize future value. In light of Data Events, the Company concluded that currently the likelihood of further development of and prospects for CPI-613 is uncertain and has fully impaired the value of its loans, receivables, and investment in Rafael Pharmaceuticals based upon its valuation of Rafael Pharmaceuticals.

In 2019, the Company established Barer Institute (“Barer”), as an early-stage small molecule research institute focused on developing a pipeline of novel therapeutic compounds, including compounds to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer is led by a team of scientists and academic advisors considered to be among the leading experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer is pursuing collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Farber Partners, LLC (“Farber”) was formed to support agreements with Princeton University’s Office of Technology Licensing for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, including an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. The Company also holds a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage oncological pharmaceutical company based in Israel. In addition, the Company has recently initiated efforts to develop other early stage pharmaceutical ventures including Levco Pharmaceuticals Ltd. (“Levco”), an Israeli company, established to partner with Dr. Alberto Gabizon and a leading institution in Israel on the development of novel compounds for cancer.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ended in the calendar year indicated (e.g., fiscal 2021 refers to the fiscal year ended July 31, 2021).

Operating results for the three months ended October 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2022. The balance sheet at July 31, 2021 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021, or the 2021 Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Liquidity

As of October 31, 2021, the Company had cash and cash equivalents of $72.4 million in addition to our investment in hedge funds valued at $5.5 million. The Company expects the balance of cash and cash equivalents and investment in hedge funds to be sufficient to meet our obligations for the next 12 months from the issuance of these consolidated financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Risks and Uncertainties – COVID-19

In December 2019, a novel strain of coronavirus, SARS-CoV, which causes COVID-19, has proved to be highly contagious. It has since spread extensively throughout the world, including the United States, and was declared a global pandemic by the World Health Organization in March 2020. The Company actively monitors the outbreak, including the spread of new variants of interest, and its potential impact on the Company’s operations and those of the Company’s holdings.

The pandemic’s impacts on the Company’s and its affiliates’ operations and specifically the ongoing clinical trials of the Company’s pharmaceutical holdings have been actively managed by respective pharmaceutical management teams who have worked closely with the appropriate regulatory agencies to continue clinical trial activities with as minimal impact as possible including receiving waivers for certain clinical trial activities from the respective regulatory agencies to continue the studies.

Even with growing availability of testing and vaccines, there remains a general degree of uncertainty in the national commercial real estate market based on the COVID-19 pandemic. As a result, there remains a potential impact to the value of the Company’s real estate portfolio as well as efforts to monetize those assets.

The Company has implemented a number of measures to protect the health and safety of the Company’s workforce including a voluntary work-from-home policy for the Company’s workforce who can perform their jobs from home as well as restrictions on discretionary business travel.

Due to both known and unknown risks, including quarantines, closures and other restrictions resulting from the outbreak, operations and those of the Company’s holdings may be adversely impacted. Additionally, due to the evolving nature to the COVID-19 situation, the Company cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic may have on the Company’s business, financial condition, results of operations and cash flows. The impact will depend on future developments such as the ultimate duration and the severity of the spread of the COVID-19 pandemic in the U.S. and globally, the effectiveness of federal, state, local and foreign government actions on mitigation and spread of COVID-19, the pandemic’s impact on the U.S. and global economies, changes in the Company’s customers’ behavior emanating from the pandemic and how quickly the Company can resume our normal operations, among others. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares. For all these reasons, the Company may incur expenses or delays relating to such events outside of the Company’s control, which could have a material adverse impact on the Company’s business, and the Company will continue to monitor the situation closely.

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited. For the three months ended October 31, 2021, related parties represented 51% of the Company’s revenue, and as of October 31, 2021, two customers represented 71% and 14% of the Company’s accounts receivable balance, respectively. For the three months ended October 31, 2020, related parties represented 49% of the Company’s revenue, and as of October 31, 2020, two customers represented 25% and 14% of the Company’s accounts receivable balance, respectively.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reserve for Receivables

The Company evaluates accounts receivable, loans, interest and fees receivable for impairment under ASC 310, Receivables. The Company also evaluates the reserve for losses and estimates collectability of accounts receivable, loans, interest and fees receivable based on historical bad debt experience, management’s assessment of the financial condition of individual companies with which the Company conducts business, current market conditions, and reasonable and supportable forecasts of future economic conditions.

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

Cost Method Investments – Rafael Pharmaceuticals (see Note 3) is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Rafael Pharmaceuticals that most significantly impact Rafael Pharmaceuticals’ economic performance. Cost method investments are presented as “Investments – Rafael Pharmaceuticals.”

Equity Method Investments – RP Finance, LLC (“RP Finance”), (see Note 5), has been identified as a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. The Company accounts for its investment in RP Finance using the equity method of accounting.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Recently Issued Accounting Standards Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

NOTE 3 – INVESTMENT IN RAFAEL PHARMACEUTICALS

Equity Investment in Rafael Pharmaceuticals and Impairment of Cost Method Investment

Rafael Pharmaceuticals is a clinical stage, cancer metabolism-based therapeutics company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells.

The Company owns equity interests and rights in Rafael Pharmaceuticals through a 90%-owned non-operating subsidiary, Pharma Holdings, LLC, or Pharma Holdings.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company evaluated its investments in Rafael Pharmaceuticals in accordance with ASC 323, Investments – Equity Method and Joint Ventures, to establish the appropriate accounting treatment for its investment and has concluded that its investment did not meet the criteria for the equity method of accounting or consolidation and is carried at cost.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Pharma Holdings holds the Warrant to purchase a significant stake in Rafael Pharmaceuticals, as well as other equity and governance rights in Rafael Pharmaceuticals. The Company currently owns 51% of the issued and outstanding equity in Rafael Pharmaceuticals. Approximately 8% of the issued and outstanding equity is owned by the Company’s subsidiary CS Pharma and 43% is held by the Company’s subsidiary Pharma Holdings. The Company’s subsidiary Pharma Holdings holds the Warrant, which is non-dilutable and provides for the Company to increase its (via Pharma Holdings and CS Pharma and inclusive of the interests held by the other owners of those entities) total ownership to 56%. Based on the current shares issued and outstanding of Rafael Pharmaceuticals as of July 31, 2021, the Company, and the Company’s affiliates, would need to pay approximately $17 million to exercise the Warrant in full to 56%. On an as-converted fully diluted basis (for all convertible securities of Rafael Pharmaceuticals outstanding), the Company and the Company’s affiliates would need to pay approximately $126 million to exercise the Warrant in full (including to offset the impact of additional issuances of Rafael Pharmaceuticals equity under the Line of Credit, as defined below). The Instrument holds 10% of the interest in Pharma Holdings and would need to contribute 10% of any cash necessary to exercise any portion of the Warrant. Following any exercise, a portion of the Company’s interest in Rafael Pharmaceuticals would continue to be held for the benefit of the other equity holders in Pharma Holdings and CS Pharma. Given the Company’s anticipated available cash, the Company would not be able to exercise the Warrant in its entirety and the Company may never be able to exercise the Warrant in full. Rafael Pharmaceuticals may also issue additional equity interests, such as employee stock options, which will require the Company to pay additional cash to maintain the Company’s ownership percentage or exercise the Warrant in full.

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

Due to the Data Events, during the three months ended October 31, 2021, the Company recorded an impairment charge of approximately $79 million related to the cost method investment in Rafael Pharmaceuticals.

The impairment charge of $79 million was the total amount of the Company’s cost method investment. The impairment loss was included in “Impairment of cost method investment – Rafael Pharmaceuticals” in the accompanying consolidated statements of operations and comprehensive loss for the three months ended October 31, 2021.

The Company filed a preliminary proxy statement/prospectus related to the Merger and the issuance of shares to interest holders of Rafael Pharmaceuticals thereunder with the SEC on September 14, 2021.

Line of Credit to Rafael Pharmaceuticals and Impairment of Related Receivable

On September 24, 2021, the Company entered into a Line of Credit Loan Agreement (the “Line of Credit Agreement”) with Rafael Pharmaceuticals (the “Debtor”) in which the Debtor may borrow up to an aggregate amount of $25 million. The first advance made to the Debtor was in the amount of $1.9 million on September 24, 2021. On October 1, 2021, a second advance was made to the Debtor in the amount of $23.1 million. The line of credit agreement accrues interest at 9% per annum. The maturity date of the Line of Credit Agreement is the later of (x) the End Date under the Merger Agreement and (y) 135 calendar days following termination of the Merger Agreement for any reason and, if such 135th day is not a business day, then the first business day thereafter. All outstanding principal and unpaid accrued interest shall be paid on the maturity date unless earlier prepaid in accordance with the Line of Credit Agreement.

Due to the Data Events, as of October 31, 2021, the Company recorded a full reserve on the amounts due to the Company from Rafael Pharmaceuticals related to the Line of Credit Agreement for $25 million, and also recorded a loss on related party receivables of $908,000 related to other amounts owed by Rafael Pharmaceuticals, including interest on the line of credit.

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

Upon the December 2020 acquisition of the additional 33% membership interest, the Company had a majority interest in Altira, which would require consolidation. However, the assets and operations of Altira are not significant to the Company as a whole. The Company has identified the investment in Altira as a related party transaction (see Note 12).

NOTE 5 – INVESTMENT IN RP FINANCE, LLC

On February 3, 2020, Rafael Pharmaceuticals entered into a Line of Credit Loan Agreement (“Line of Credit Agreement”) with RP Finance which provides a revolving commitment of up to $50,000,000 to fund clinical trials and other capital needs.

The Company owns 37.5% of the equity interests in RP Finance and is required to fund 37.5% of funding requests from Rafael Pharmaceuticals under the Line of Credit Agreement. Howard Jonas owns 37.5% of the equity interests in RP Finance, and is required to fund 37.5% of funding requests from Rafael Pharmaceuticals under the Line of Credit Agreement. The remaining 25% equity interests in RP Finance are owned by other shareholders of Rafael Pharmaceuticals.

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

RP Finance has been identified as a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. Therefore, the Company will use the equity method of accounting to record its investment in RP Finance. The Company has recognized a loss of approximately $575 thousand and earnings of $96 thousand from its ownership interests of 37.5% in RP Finance for the three months ended October 31, 2021 and 2020, respectively. The assets and operations of RP Finance are not significant and the Company has identified the equity investment in RP Finance as a related party transaction (see Note 12).

In August 2020, Rafael Pharmaceuticals called for a $5 million draw on the line of credit facility and the facility was funded by RP Finance LLC in the amount of $5 million, paid in parts in August and September 2020. In November 2020, Rafael Pharmaceuticals called for a second $5 million draw on the line of credit facility and the facility was funded by RP Finance in the amount of $5 million. In June 2021 and July 2021, Rafael Pharmaceuticals called for a total aggregate $10 million draw on the line of credit facility and the facility was funded by RP Finance in the amount of $10 million. In September 2021, Rafael Pharmaceuticals called for a $5 million draw on the line of credit facility and the facility was funded by RP Finance LLC in the amount of $5 million, paid in September 2021. For the three months ended October 31, 2021, the Company has funded a total of $1.875 million in accordance with its 37.5% ownership interest in RP Finance.

As of October 31, 2021, the Company has funded a cumulative total of $9.375 million in accordance with its 37.5% ownership interests in RP Finance.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impairment of Equity Method Investment

Due to the Data Events, during the three months ended October 31, 2021, the Company recorded equity in loss of RP Finance of $575 thousand. As of October 31, 2021, the equity method investment on the Company’s balance sheet was reduced to $0. The Company was not obligated to guarantee obligations of RP Finance and is not committed to provided further financial support for RP Finance. Additionally, during the three months ended October 31, 2021, the Company recorded a loss on related party receivables of $9.375 million related to amounts owed by RP Finance.

NOTE 6 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

As of October 31, 2021, the Company held 68% of the issued and outstanding ordinary shares of LipoMedix and has consolidated this investment from the second quarter of fiscal 2018.

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

In March 2021, the Company provided bridge financing in the principal amount of up to $400,000 to LipoMedix with a maturity date of September 1, 2021, and an interest rate of 8% per annum. As of October 31, 2021, the Company has provided $400,000 of funding to LipoMedix. As of October 31, 2021, accrued and unpaid interest on the bridge financing amounted to $20,094. If the note is not repaid or extended by the maturity, the interest rate will increase to 15% per annum. Under the terms of the note, as long as it remains outstanding, LipoMedix may not incur any additional debt, make any shareholder distributions, or assume any liens on property or assets. As of September 1, 2021, LipoMedix was in default on the terms of the loan and as such, the interest rate has increased to 15% per annum.

NOTE 7 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

●	Level 1 – quoted prices in active markets for identical assets or liabilities;

●	Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

●	Level 3 – unobservable inputs for the asset or liability, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of October 31, 2021 and July 31, 2021:

	October 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:	(unaudited, in thousands)
Hedge funds	$—	$—	$5,479	$5,479
Total	$—	$—	$5,479	$5,479

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Hedge funds	$—	$—	$5,268	$5,268
Total	$—	$—	$5,268	$5,268

At October 31, 2021 and July 31, 2021, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	October 31,
	2021	2020
	(unaudited, in thousands)
Balance, beginning of period	$5,268	$7,510
Liquidation of Hedge Fund Investments	—	(2,000)
Total gain included in earnings	211	944
Balance, end of period	$5,479	$6,454

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

The Company holds $0.5 million in investments in securities in another entity that are not liquid, which were included in Investments – Other Pharmaceuticals in the accompanying consolidated balance sheets. The investment is accounted for under ASC 321, Investments – Equity Securities, using the measurement alternative as defined within the guidance, and the Company recorded an impairment loss of $0 and $0.7 million for the three months ended October 31, 2021 and 2020, respectively.

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

Cash and cash equivalents, investment in equity securities, trade accounts receivable, and accounts payable. At October 31, 2021 and July 31, 2021, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other assets and other liabilities. At October 31, 2021 and July 31, 2021, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s financial instruments include trade accounts receivable, trade accounts payable, and due from related parties. The recorded carrying amounts of trade accounts receivable, trade accounts payable and due from related parties approximate their fair value due to their short-term nature. Other than noted above, the Company did not have any other assets or liabilities that were measured at fair value on a recurring basis as of October 31, 2021 or July 31, 2021.

NOTE 8 – TRADE ACCOUNTS RECEIVABLE

Trade Accounts Receivable consisted of the following:

	October 31, 2021	July 31, 2021
	(unaudited, in thousands)	(in thousands)
Trade Accounts Receivable	$234	$315
Accounts Receivable – Related Party	690	113
Less Allowance for Doubtful Accounts	(212)	(193)
Trade Accounts Receivable, net	$712	$235

The current portion of deferred rental income included in Prepaid Expenses and Other Current Assets was approximately $0 and $111 thousand as of October 31, 2021 and July 31, 2021, respectively.

The noncurrent portion of deferred rental income included in Other Assets was approximately $1.4 million and $1.5 million as of October 31, 2021 and July 31, 2021, respectively.

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 31, 2021	July 31, 2021
	(unaudited, in thousands)	(in thousands)
Building and Improvements	$47,871	$47,841
Land	10,412	10,412
Furniture and Fixtures	1,145	1,145
Other	270	271
	59,698	59,669
Less Accumulated Depreciation	(16,813)	(16,431)
Total	$42,885	$43,238

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense pertaining to property and equipment was approximately $0.4 million and $0.4 million for the three months ended October 31, 2021 and 2020.

The Company’s headquarters are located at 520 Broad Street in Newark, New Jersey, where it occupies office space in the building owned by its subsidiary.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted loss per shares includes potentially dilutive securities such as stock options, warrants to purchase common stock, and other convertible instruments unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per shares for the three months ended October 31, 2021 and October 31, 2020 because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended October 31,
	2021	2020
Shares issuable upon exercise of stock options	565,005	571,800
Shares issuable upon exercise of warrants to purchase Class B common stock	26,189	—

The diluted loss per share computation equals basic loss per share for the three months ended October 31, 2021 and 2020 because the Company had a net loss and the impact of the assumed exercise of stock options and warrants would have been anti-dilutive.

NOTE 11 – NOTE PAYABLE

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

Interest expense under the Note Payable amounted to $271,874 and $0 for the three months ended October 31, 2021 and 2020, respectively.

Unamortized debt issuance costs on the Note Payable totaled $347,193 and $0 as of October 31, 2021 and 2020, respectively. Amortization of the debt discount on the Note Payable totaled approximately $124,991 and $0 for the three months ended October 31, 2021 and 2020, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

IDT Corporation

The Company has historically maintained an intercompany balance due to/from related parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT Corporation, or IDT, and payroll costs for the Company’s personnel that were paid by IDT. The Company also receives rental income from various companies under common control to IDT. The Company recorded expense of approximately $75 thousand and $66 thousand in related party services to IDT for the three months ended October 31, 2021 and 2020, respectively, of which approximately $75 thousand and $30 thousand is included in Due to Related Parties at October 31, 2021 and 2020, respectively.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

IDT leases approximately 80,000 square feet of office space plus parking at 520 Broad Street, Newark, New Jersey and approximately 3,600 square feet of office space in Jerusalem, Israel. IDT paid the Company approximately $0 and $459 thousand for office rent and parking during each of the three months ended October 31, 2021 and 2020, respectively. As of October 31, 2021 and 2020, IDT owed the Company approximately $675 thousand and $8 thousand, respectively, for office rent and parking. IDT paid the Company in full for its outstanding balance during November 2021.

During the year ended July 31, 2021, IDT exercised 43,649 warrants to purchase shares of Class B Common Stock.

Rafael Pharmaceuticals

The Company provides Rafael Pharmaceuticals with administrative, finance, accounting, tax and legal services. Howard S. Jonas served as the former Chairman of the Board of Rafael Pharmaceuticals and owns an equity interest in Rafael Pharmaceuticals. Ameet Mallik currently serves as Chairman of Rafael Pharmaceuticals. The Company billed Rafael Pharmaceuticals $120 thousand for the three months ended October 31, 2021 and 2020, respectively. As of October 31, 2021 and July 31, 2021, Rafael Pharmaceuticals owed the Company $720 thousand and $600 thousand, respectively, included in Due from Rafael Pharmaceuticals.

The balance owed to the Company by Rafael Pharmaceuticals as of October 31, 2021, was written off, resulting in a loss on related party receivable of $720 thousand (See Note 5).

Levco Pharmaceuticals Ltd

On September 8, 2020, Levco entered into a research and development consulting agreement with Dr. Alberto Gabizon for a two-year period. Under the agreement, in exchange for the services provided, Levco will pay Dr. Gabizon $3,000 per month and issue to him common shares representing up to 5% of common stock outstanding. Additionally, Levco will provide a lab grant in the amount of $120,000 to support the project.

On September 8, 2020, Levco entered into a Sponsored Research Agreement with a company for a research program related to patent applications with payments totaling $120,000 plus value-added tax. The research period is over 13 months, with two additional 12-month options to extend.

Farber Partners, LLC

Farber, a controlled subsidiary of the Company, reached agreements with Princeton University including to in-license certain patents and related information related to the serine hydroxymethyltransferase (SHMT) inhibitor program developed by the laboratory of Dr. Joshua D. Rabinowitz at Princeton. Farber will pay Princeton minimum annual royalty payments, in addition to percentage royalties and a percentage of any sublicense revenue. Additionally, there are development milestone payments which Farber will pay Princeton for the first three products developed by Farber, or any sublicensees or affiliates.

Pharma Holdings

On January 28, 2021, Pharma Holdings partially exercised the Warrant and purchased 7.3 million shares of Rafael Pharmaceuticals’ Series D Preferred Stock for $9.1 million, of which $0.9 million was contributed by the holder of a minority interest in Pharma Holdings.

Related Party Rental Income

The Company leases space to related parties which represented approximately 51% and 49% of the Company’s total revenue for the three months ended October 31, 2021 and 2020, respectively. See Note 17 for future minimum rent payments from related parties and other tenants.

Investment in Altira

In May 2020, the Company acquired its first membership interest of 33.333% in Altira, a related party. In December 2020, the Company acquired an additional 33.333% membership interest in Altira, for an aggregate of a 66.666% membership interest (see Note 4).

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RP Finance

For the three months ended October 31, 2021, the Company recognized an approximately $575 thousand loss and for the three months ended October 31, 2020, the Company recognized approximately $96 thousand in income from its ownership interests in RP Finance. As of October 31, 2021, the equity method investment in RP Finance was reduced to $0 due to the Data Events. The Company recorded a loss on related party receivables of $9.375 million related to amounts owed by RP Finance (see Note 5).

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

NOTE 13 – INCOME TAXES

During the three months ended October 31, 2021 and 2020, the Company recognized an income tax provision of $0 on loss before income tax of $128,378 and $0 on a loss before income tax of $1,522, respectively. The change in income tax expense in relation to the loss before income tax during the three months ended October 31, 2021 compared to the three months ended October 31, 2021 was primarily due to differences in the amount of taxable (loss) income in the various taxing jurisdictions and the associated valuation allowances. As of October 31, 2021 and 2020, the Company recorded valuation allowances for the total deferred tax asset balances.

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

NOTE 14 – BUSINESS SEGMENT INFORMATION

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating results for the business segments of the Company are as follows:

(unaudited, in thousands)	Pharmaceuticals	Real Estate	Total
Three Months Ended October 31, 2021
Revenues	$—	$1,026	$1,026
Loss from operations	(49,533)	(151)	(49,684)

Three Months Ended October 31, 2020
Revenues	$—	$1,053	$1,053
Loss from operations	(2,135)	(356)	(2,491)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended October 31, (unaudited)	2021	2020
Revenue from tenants located in Israel	7%	6%

Net long-lived assets and total assets held outside of the United States, which are located in Israel, were as follows:

(unaudited, in thousands)	United States	Israel	Total
October 31, 2021
Long-lived assets, net	$41,370	$1,515	$42,885
Total assets	127,588	2,818	130,406

July 31, 2021
Long-lived assets, net	$41,704	$1,534	$43,238
Total assets	150,847	3,208	154,055

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On July 12, 2019, the Company received a Citation and Notification of Penalty from the Occupational Safety and Health Administration of the U.S. Department of Labor, or OSHA, related to an OSHA inspection of 520 Broad Street, Newark, New Jersey. The citation seeks to impose penalties related to alleged violations of the Occupation Safety and Health Act of 1970 at 520 Broad Street. On July 31, 2019, the Company filed a Notice of Contest with OSHA contesting the citation in its entirety. On February 14, 2020, the Company entered into a Settlement Agreement with OSHA, as related to the citation received on July 12, 2019. As part of the Settlement Agreement, the Company agreed to pay a penalty of $127,294 in eight quarterly installment payments through November 2021, which the Company accrued for and has an outstanding balance of approximately $16,000 as of October 31, 2021. The penalty was recorded to accrued expenses within the Consolidated Balance Sheets. As the Company accounts for contingencies when a loss is considered probable and can be reasonably estimated, the accrued balance is for legal fees and losses believed to be both probable and reasonably estimable, but an exposure to additional loss may exist in excess of the amount accrued.

On December 31, 2019, an employee of the Company filed a complaint in connection with the incident that led to the OSHA inspection noted above for personal injuries against the Company and other parties in the New Jersey Supreme Court for an incident that took place on January 31, 2019 at 520 Broad Street, Newark, New Jersey. The Company is vigorously defending its interests in this matter. The loss is considered remote and no accrual has been recorded.

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

On May 27, 2021, the Company filed a Registration Statement on Form S-3, whereby the Company may sell up to $250 million of Class B common stock. This Registration Statement was declared effective on June 7, 2021.

On June 1, 2021, the Company filed a Registration Statement on Form S-3 and issued 48,859 shares of Class B common stock to the Altira Second Seller totaling $2.25 million to satisfy a portion of the remaining non-contingent obligation due to the Altira Second Seller.

On August 19, 2021, the Company entered into a Securities Purchase Agreement (the “Institutional Purchase Agreement”) with institutional investors (the “Institutional Investors”) and a Securities Purchase Agreement with I9Plus, LLC, (the “Jonas Purchase Agreement”), an entity affiliated with Howard S. Jonas, the Chairman of the Board of Directors of the Company. On August 24, 2021, the Company issued 2,833,425 shares of Class B common stock (the “Institutional Shares”), par value $0.01 per share, to the Institutional Investors, at a purchase price equal to $35.00 per share, for aggregate gross proceeds of approximately $99.2 million, before deducting placement agent fees and other offering expenses. Additionally, pursuant to the Jonas Purchase Agreement, the Company issued 112,501 of Class B common stock to I9Plus, LLC, at a purchase price equal to $44.42 per share, which was equal to the closing price of a share of the Class B common stock on the New York Stock Exchange on August 19, 2021 (the “Jonas Offering”). The Jonas Offering resulted in additional aggregate gross proceeds of approximately $5.0 million. The total net proceeds from the issuance of shares was $98.0 million after deducting transaction costs of $6.2 million.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2021	683,414	$11.13	3.05	$26,982
Granted	280,543	34.25
Exercised	—	—
Cancelled / Forfeited	(3,403)	—
Outstanding at October 31, 2021	960,554	$17.80	4.85	$—
Exercisable at October 31, 2021	565,005	$4.90	1.40	$1,503

At October 31, 2021, there are unrecognized compensation costs related to non-vested stock options of $8.2 million, which are expected to be recognized over the next 4.0 years.

The value of option grants is calculated using the Black-Scholes option pricing model with the following assumptions for options granted during the three months ended October 31, 2021:

Risk-free interest rate	0.67% - 1.16%
Expected term (in years)	6.04
Expected volatility	75%
Expected dividend yield	—%

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2021	1,007,975	$46.77
Granted	27,908	41.73
Vested	(3,332)	16.03
Cancelled / Forfeited	(28,286)	17.25
Non-vested shares at October 31, 2021	1,004,265	$47.39

At October 31, 2021, there was $35.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 3.75 years.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

There were no exercises of warrants during the three months ended October 31, 2021. At October 31, 2021, the Company had outstanding warrants to purchase 26,189 shares of common stock at an exercise price of $22.91 per share, all of which expire June 6, 2022.

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

NOTE 17 – LEASES

The Company is the lessor of certain properties which are leased to tenants under net operating leases with initial term expiration dates ranging from 2021 to 2029. Lease income included on the consolidated statements of operations and comprehensive loss was $0.7 million and $0.8 million for the three months ended October 31, 2021 and 2020, respectively.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of October 31, 2021, under non-cancellable operating leases which expire on various dates through 2028 are as follows:

Year ending July 31,	Related Parties	Other	Total
	(in thousands)
2022 (remaining)	$1,579	$607	$2,186
2023	2,117	592	2,709
2024	2,155	538	2,693
2025	1,659	550	2,209
2026	—	562	562
Thereafter	—	1,386	1,386
Total Minimum Future Rental Income	$7,510	$4,235	$11,745

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 18 – SUBSEQUENT EVENTS

On November 1, 2021, the Company issued 15,000 restricted shares of the Company’s Class B common stock to certain executive officers, vesting one quarter each year commencing on September 23, 2022.

On November 11, 2021, the Company entered into a share purchase agreement with LipoMedix to purchase up to 15,975,000 ordinary shares at $0.1878 for an aggregate purchase price of $3.0 million (the “Share Purchase Agreement”). Additionally, LipoMedix issued the Company a warrant to purchase up to 15,975,000 ordinary shares at an exercise price of $0.1878 per share.

As of the date of the Share Purchase Agreement, there was an outstanding loan balance including principal of $400 thousand and accrued interest of $21.8 thousand owed by LipoMedix to the Company. This amount was netted against the $3.0 million aggregate purchase price due to LipoMedix, resulting in a cash payment by the Company of $2.6 million in exchange for the purchased shares.

On November 21, 2021, Ameet Mallik resigned as Chief Executive Officer of the Company, effective January 31, 2022. Mr. Mallik will remain as a director of the Company. The Company expects to incur approximately $5.2 million in severance costs during the year ending July 31, 2022 in relation to Mr. Mallik’s departure, of which $5 million is included in restricted cash as of October 31, 2021.

On November 21, 2021, the Board of Directors decided that four additional members of the executive team will depart at various dates during January 2022. The Company expects to incur approximately $1.0 million in severance costs during the year ending July 31, 2022 in relation to these employees’ departures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rafael Holdings, Inc. (NYSE-RFL), (“Rafael Holdings” or the “Company”), a Delaware corporation, is focused on discovering and developing novel cancer and immune metabolism therapies with the potential to improve and extend the lives of patients. The Company also owns commercial real estate assets, which it operates as a separate line of business.

The Company has an investment in Rafael Pharmaceuticals, Inc., or Rafael Pharmaceuticals, that includes preferred and common equity interests and a warrant to purchase additional equity. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Rafael Pharmaceuticals in exchange for issuing Company Class B common stock to the other stockholders of Rafael Pharmaceuticals. On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Rafael Pharmaceuticals’ lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas, and following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat has recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In connection with the preparation of the Company’s first quarter financial statements, U.S. GAAP required that the Company assess the impact of the Data Events and determine whether the carrying values of the Company’s assets were impaired based upon the Company’s expectations to realize future value. In light of Data Events, the Company concluded that currently the likelihood of further development of and prospects for CPI-613 is uncertain and has fully impaired the value of its loans, receivables, and investment in Rafael Pharmaceuticals based upon its valuation of Rafael Pharmaceuticals.

In 2019, the Company established Barer Institute (“Barer”), as an early-stage small molecule research institute focused on developing a pipeline of novel therapeutic compounds, including compounds to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer is led by a team of scientists and academic advisors considered to be among the leading experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer is pursuing collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Farber Partners, LLC (“Farber”) was formed to support agreements with Princeton University’s Office of Technology Licensing for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, including an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. The Company also holds a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage oncological pharmaceutical company based in Israel. In addition, the Company has recently initiated efforts to develop other early stage pharmaceutical ventures including Levco Pharmaceuticals Ltd. (“Levco”), an Israeli company, established to partner with Dr. Alberto Gabizon and a leading institution in Israel on the development of novel compounds for cancer.

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

On June 17, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RH Merger I, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings, RH Merger II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings and Rafael Pharmaceuticals, Inc., a Delaware corporation (“Rafael Pharmaceuticals” or “Pharma”), to acquire full ownership of Rafael Pharmaceuticals in exchange for issuing Company Class B common stock to the other stockholders of Rafael Pharmaceuticals.

We filed a preliminary proxy statement/prospectus with the SEC on September 14, 2021.

We have provided debt and equity financing to Rafael Pharmaceuticals.

Business Update - COVID-19

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, has proved to be highly contagious. It has since spread extensively throughout the world, including the United States, and was declared a global pandemic by the World Health Organization in March 2020.. We actively monitor the outbreak, including the spread of new variants of interest, and its potential impact on our operations and those of our holdings.

The pandemic’s impacts on our and our affiliates’ operations and specifically the ongoing clinical trials of our pharmaceutical holdings have been actively managed by respective pharmaceutical management teams who have worked closely with the appropriate regulatory agencies to continue clinical trial activities with as minimal impact as possible including receiving waivers for certain clinical trial activities from the respective regulatory agencies to continue the studies.

Even with growing availability of testing and vaccines, there remains a general degree of uncertainty in the national commercial real estate market based on the COVID-19 pandemic. As a result there remains a potential impact to the value of our real estate portfolio as well as efforts to monetize those assets.

We have implemented a number of measures to protect the health and safety of our workforce including a voluntary work-from-home policy for our workforce who can perform their jobs from home as well as restrictions on discretionary business travel.

Due to both known and unknown risks, including quarantines, closures and other restrictions resulting from the outbreak, operations and those of our holdings may be adversely impacted. Additionally, due to the evolving nature to the COVID-19 situation, we cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The impact will depend on future developments such as the ultimate duration and the severity of the spread of the COVID-19 pandemic in the U.S. and globally, the effectiveness of federal, state, local and foreign government actions on mitigation and spread of COVID-19, the pandemic’s impact on the U.S. and global economies, changes in our customers’ behavior emanating from the pandemic and how quickly we can resume our normal operations, among others. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares. For all these reasons, we may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, and we will continue to monitor the situation closely.

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

Three Months Ended October 31, 2021 Compared to Three Months Ended October 31, 2020

Pharmaceuticals Segment

Our consolidated expenses for our Pharmaceuticals segment were as follows:

	Three Months Ended October 31,		Change
	2021	2020	$	%
	(unaudited, in thousands)
General and administrative	$(12,097)	$(1,620)	(10,477)	(647)%
Research and development	(2,153)	(515)	(1,638)	(318)%
Provision for loss on receivable pursuant to line of credit	(25,000)	—	(25,000)	(100)%
Provision for loss on related party receivables	(10,283)	—	(10,283)	(100)%
Loss from operations	$(49,533)	$(2,135)	(47,398)	(2220)%

To date, the Pharmaceuticals segment has not generated any revenues. The entirety of the expenses in the Pharmaceuticals segment relate to the activities of LipoMedix, Barer, Levco, Farber, and Rafael Medical Devices. For the three months ended October 31, 2021 and 2020, we held a 100% interest in Barer, a 68% interest in LipoMedix, a 95% and 0% interest in Levco, respectively, and a 93% and 0% interest in Farber, respectively. Rafael Medical Devices in which we have a 100% interest, was created in fiscal year 2021.

General and administrative expenses.  General and administrative expenses consist mainly of payroll, benefits, facilities, consulting and professional fees. The increase in general and administrative expenses during the three months ended October 31, 2021 compared to the three months ended October 31, 2020 is primarily due to an increase non-cash share-based compensation expense of approximately $7.3 million, an increase in professional fees of approximately $1.6 million and payroll of approximately $1.3 million.

Research and development expenses. Research and development increased for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 due to increased activity at Barer, Levco, Farber, and Rafael Medical Devices.

Loss on line of credit. Due to the Data Events, as of October 31, 2021, the Company recorded a full reserve on the $25 million due to the Company from Rafael Pharmaceuticals related to the Line of Credit Agreement.

Loss on related party receivables. Due to the Data Events, for the three months ended October 31, 2021, the Company recorded a loss of $10.1 million related to the full reserve recorded on the RP Finance receivable of $9.375 million and the Rafael Pharmaceuticals receivable of $0.7 million.

Real Estate Segment

Our consolidated income and expenses for our Real Estate segment were as follows:

	Three Months Ended October 31,		Change
	2021	2020	$	%
	(unaudited, in thousands)
Rental – Third Party	$196	$236	(40)	(17)%
Rental – Related Party	520	520	—	—%
Parking	190	177	13	7%
Other	120	120	—	—%
Selling, general and administrative	(795)	(972)	177	18%
Depreciation	(382)	(437)	55	13%
Loss from operations	$(151)	$(356)	205	58%

Revenues. Rental revenues decreased by approximately $40 thousand, and parking revenue increased by approximately $13 thousand for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 primarily due to the sale of the building in Piscataway in August 2020 and the related reduction in rental income. The increase in parking revenue is related to increased activity at the Company’s garage at 520 Broad Street in Newark.

Selling, general and administrative expenses.  Selling, general and administrative expenses consist mainly of payroll, benefits, facilities, consulting and professional fees. The decrease in selling, general and administrative expenses for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 is primarily due to a decrease in real estate tax costs, partially offset by other increases in administrative expenses.

Depreciation expenses. Depreciation expenses decreased for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 due to the sale of the building in Piscataway, New Jersey.

Consolidated Operations

Our consolidated income and expense line items below income from operations were as follows:

	Three Months Ended October 31,		Change
	2021	2020	$	%
	(unaudited, in thousands)
Loss from operations	$(49,684)	$(2,491)	(47,193)	(1895)%
Interest expense, net	(222)	—	(222)	(100)%
Gain on sale of building	—	749	(749)	(100)%
Impairment of investments - Other Pharmaceuticals	—	(724)	724	100%
Impairment of cost method investment - Rafael Pharmaceuticals	(79,141)	—	(79,141)	(100)%
Unrealized gain on investments - Hedge Funds	211	944	(733)	(78)%
Loss before income taxes	(128,836)	(1,522)	(127,314)	(8365)%
Provision for income taxes	—	(5)	5	100%
Equity in (loss) earnings of RP Finance	(575)	96	(671)	(699)%
Consolidated net loss	(129,411)	(1,431)	(127,980)	(8943)%
Net loss attributable to noncontrolling interests	(92)	15	(107)	(713)%
Net loss attributable to Rafael Holdings, Inc.	$(129,319)	$(1,446)	(127,873)	(8843)%

Interest expense, net. Interest expense, net was $222 thousand for the three months ended October 31, 2021 and $0 for the three months ended October 31, 2020. The increase in interest expense is due to the amortization of the debt discount and the interest related to the note payable.

Gain on sale of building. In August 2020, we sold a building located in Piscataway, New Jersey, and recognized a gain on the sale of approximately $749 thousand.

Impairment of investments - Other Pharmaceuticals. We recorded an impairment loss of $724 thousand related to our investment in Nanovibronix using the measurement alternative for the three months ended October 31, 2020.

Impairment of cost method investment - Rafael Pharmaceuticals. In connection with the Data Events, we recorded a full impairment charge during the three months ended October 31, 2021 related to our cost method investment in Rafael Pharmaceuticals in the amount of $79 million.

Unrealized gain on investments - Hedge Funds. We recorded unrealized gains of approximately $211 thousand and $944 thousand for the three months ended October 31, 2021 and 2020, respectively.

Equity in (loss) earnings of RP Finance. We recognized an approximately $575 thousand loss and an approximately $96 thousand in income from our ownership interest in RP Finance for the three months ended October 31, 2021 and 2020, respectively.

Net loss (income) attributable to noncontrolling interests. The change in the net loss (income) attributable to noncontrolling interests was due to LipoMedix, and the new entities Farber and Levco for the three months ended October 31, 2021.

Liquidity and Capital Resources

General

As of October 31, 2021, we had cash and cash equivalents of $72.4 million in addition to our investment in hedge funds valued at $5.5 million. We expect the balance of cash and cash equivalents and investment in hedge funds to be sufficient to meet our obligations for the next 12 months from the issuance of these consolidated financial statements.

	October 31,
	2021	2020
Cash flows (used in) provided by	(unaudited, in thousands)
Operating activities	$(6,474)	$(2,653)
Investing activities	(26,904)	3,638
Financing activities	97,909	43
Effect of exchange rates on cash and cash equivalents	2	(3)
Increase in cash and cash equivalents	$64,533	$1,025

Operating Activities

The increase in cash used in operating activities for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 was primarily related to the net loss offset by the impact from noncash items, primarily the impairment of cost method investment in Rafael Pharmaceuticals of $79 million, the reserve on the amounts due to the Company from Rafael Pharmaceuticals related to the Line of Credit Agreement for $25 million, the reserve on receivables due from Rafael Pharmaceuticals totaling $10.3 million, and stock based compensation of $7.6 million as well as other changes in assets and liabilities.

Investing Activities

Cash used in investing activities for the three months ended October 31, 2021 was primarily related to amounts loaned to Rafael Pharmaceuticals of approximately $25 million pursuant to the Line of Credit Agreement and the payments to fund our portion of advances under the line of credit between RP Finance and Rafael Pharmaceuticals in the amount of approximately $1.9 million.

Cash provided by investing activities for the three months ended October 31, 2020 was primarily related to the proceeds from the sale of the building in Piscataway, New Jersey of approximately $3.7 million, and the proceeds related to the Hedge Funds liquidation of $2 million, offset by payments to fund our portion of advances under the line of credit between RP Finance and Rafael Pharmaceuticals in the amount of approximately $1.9 million.

Financing Activities

Cash provided by financing activities for the three months ended October 31, 2021 was primarily related to proceeds of approximately $104 million related to the sale of our common stock to investors and a related party.

Cash provided by financing activities for the three months ended October 31, 2020 was due to the receipt of proceeds from the exercise of employee stock options.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Trends and Uncertainties – COVID-19

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, has proved to be highly contagious. It has since spread extensively throughout the world, including the United States, and was declared a global pandemic by the World Health Organization in March 2020. We actively monitor the outbreak, including the spread of new variants of interest, and its potential impact on our operations and those of our holdings.

The pandemic’s impacts on our and our affiliates’ operations and specifically the ongoing clinical trials of our pharmaceutical holdings have been actively managed by respective pharmaceutical management teams who have worked closely with the appropriate regulatory agencies to continue clinical trial activities with as minimal impact as possible including receiving waivers for certain clinical trial activities from the respective regulatory agencies to continue the studies.

Even with growing availability of testing and vaccines, there remains a general degree of uncertainty in the national commercial real estate market based on the COVID-19 pandemic. As a result there remains a potential impact to the value of our real estate portfolio as well as efforts to monetize those assets.

We have implemented a number of measures to protect the health and safety of our workforce including a voluntary work-from-home policy for our workforce who can perform their jobs from home as well as restrictions on discretionary business travel.

Due to both known and unknown risks, including quarantines, closures and other restrictions resulting from the outbreak, operations and those of our holdings may be adversely impacted. Additionally, due to the evolving nature to the COVID-19 situation, we cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The impact will depend on future developments such as the ultimate duration and the severity of the spread of the COVID-19 pandemic in the U.S. and globally, the effectiveness of federal, state, local and foreign government actions on mitigation and spread of COVID-19, the pandemic’s impact on the U.S. and global economies, changes in our customers’ behavior emanating from the pandemic and how quickly we can resume our normal operations, among others. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares. For all these reasons, we may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, and we will continue to monitor the situation closely.

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to our consolidated financial statements included in our 2021 Form 10-K.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for fiscal 2021 (“2021 Form 10-K”). There have been no material changes in our critical accounting policies and procedures during the three months ended October 31, 2021.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There have been no significant changes in our market risk exposures from those described in Item 7A of our 2021 Form 10-K.

We are monitoring the potential impacts of the COVID-19 pandemic on our business. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact on the global financial markets may reduce our ability to access capital, which could negatively impact our long-term liquidity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2021.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 15 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2021, except for the following:

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

Furthermore, we and our third-party providers rely on electronic communications and information systems to conduct our operations. We and our third-party providers have been, and may continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate bank accounting information, passwords, or other personal information or to introduce viruses or other malware to our information systems. In October 2021, we experienced a cybersecurity incident where a related party’s email was hacked which led to payment of two invoices. As of the date of this filing, one of the invoices had been recovered by the Company. We continue to explore a range of steps to enhance our security protections and prevent future unauthorized activity.

Although we endeavor to mitigate these threats, such cyber-attacks against us or our third-party providers and business partners remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. Although we are making significant efforts to maintain the security and integrity of our information systems and are exploring various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

Date: December 15, 2021	Rafael Holdings, Inc.

	By:	/s/ Ameet Mallik
Ameet Mallik
Chief Executive Officer

	By:	/s/ Patrick Fabbio
Patrick Fabbio
Chief Financial Officer