Form 10-Q/A
period 2021-10-31
Rafael Holdings, Inc.
filed 2022-02-28
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Rafael Holdings, Inc.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Rafael Holdings, Inc. for the quarter ended October 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on December 15, 2021 (the “Original Filing”).

On February 28, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that our previously issued unaudited consolidated interim financial statements included in our Quarterly Report on Form 10-Q for the three-month period ended October 31, 2021, filed with the SEC on December 15, 2021, should be restated to correct the allocation of losses attributable to the noncontrolling interests and to correct the calculation of weighted average shares outstanding to exclude nonvested restricted stock.

As such, the Company is restating in this Form 10-Q/A the unaudited consolidated interim financial statements for the three-month period ended October 31, 2021.

On February 28, 2022, the Company’s management concluded that material weaknesses in internal control over financial reporting related to the accounting for non-controlling interests and earnings per share existed and that the disclosure controls and procedures were not effective as of October 31, 2021.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1, Financial Information

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4, Controls and Procedures

Part II, Item 1A, Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above and set forth in this Amendment No. 1, this Amendment No. 1 does not amend or update any other information contained in the Original Filing. This Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing, except as expressly described herein. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

RAFAEL HOLDINGS, INC.

i

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	October 31, 2021 (As restated)	July 31, 2021
ASSETS		(Note 3)
CURRENT ASSETS
Cash and cash equivalents	$72,387	$7,854
Restricted cash	5,000	5,000
Trade accounts receivable, net of allowance for doubtful accounts of $212 and $193 at October 31, 2021 and July 31, 2021, respectively	712	235
Due from Rafael Pharmaceuticals, net of allowance for losses on related party receivables of $720 and $0 at October 31, 2021 and July 31, 2021, respectively	—	600
Due from Rafael Pharmaceuticals – line of credit, net of allowance for loan losses of $25,000 at October 31, 2021	—	—
Prepaid expenses and other current assets	428	1,075
Total current assets	78,527	14,764

Property and equipment, net	42,885	43,238
Equity investment – RP Finance LLC	—	575
Due from RP Finance LLC, net of allowance for losses on related party receivables of $9,375 and $0 at October 31, 2021 and July 31, 2021, respectively	—	7,500
Investments – Rafael Pharmaceuticals	—	79,141
Investments – Other Pharmaceuticals	477	477
Investments – Hedge Funds	5,479	5,268
In-process research and development and patents	1,575	1,575
Other assets	1,463	1,517
TOTAL ASSETS	$130,406	$154,055
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,145	$1,160
Accrued expenses	1,292	1,227
Other current liabilities	121	252
Due to related parties	52	136
Note payable, net of debt issuance costs	14,653	14,528
Total current liabilities	17,263	17,303

Other liabilities	81	48
TOTAL LIABILITIES	17,344	17,351

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of October 31, 2021 and July 31, 2021, respectively	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 19,896,066 issued and 19,882,219 outstanding as of October 31, 2021, and 16,947,066 issued and 16,936,864 outstanding as of July 31, 2021	198	169
Additional paid-in capital	264,867	159,136
Accumulated deficit	(152,823)	(40,799)
Accumulated other comprehensive income related to foreign currency translation adjustment	3,781	3,772
Total equity attributable to Rafael Holdings, Inc.	116,031	122,286
Noncontrolling interests	(2,969)	14,418
TOTAL EQUITY	113,062	136,704
TOTAL LIABILITIES AND EQUITY	$130,406	$154,055

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended October 31,
	2021 (As restated)	2020

REVENUE
Rental – Third Party	$196	$236
Rental – Related Party	520	520
Parking	190	177
Other – Related Party	120	120
Total revenue	1,026	1,053

COSTS AND EXPENSES
Selling, general and administrative	12,892	2,592
Research and development	2,153	515
Depreciation and amortization	382	437
Provision for loss on receivable pursuant to line of credit	25,000	—
Provision for losses on related party receivables	10,283	—
Loss from operations	(49,684)	(2,491)

Interest expense, net	(222)	—
Gain on sale of building	—	749
Impairment of investments – Other Pharmaceuticals	—	(724)
Impairment of cost method investment – Rafael Pharmaceuticals	(79,141)	—
Unrealized gain on investments – Hedge Funds	211	944
Loss before income taxes	(128,836)	(1,522)
Provision for income taxes	—	(5)
(Loss) earnings in equity of RP Finance	(575)	96
Consolidated net loss	(129,411)	(1,431)
Net (loss) income attributable to noncontrolling interests	(17,387)	15
Net loss attributable to Rafael Holdings, Inc.	$(112,024)	$(1,446)

OTHER COMPREHENSIVE LOSS
Net loss	$(129,411)	$(1,431)
Foreign currency translation adjustment	9	(38)
Total comprehensive loss	(129,402)	(1,469)
Comprehensive loss attributable to noncontrolling interests	36	(21)
Total comprehensive loss attributable to Rafael Holdings, Inc.	$(129,438)	$(1,490)

Loss per share
Basic and diluted	$(5.91)	$(0.09)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	18,948,084	15,822,722

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

 (unaudited, in thousands, except share and per share data)

	Three Months Ended October 31, 2021
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at August 1, 2021	787,163	$8	16,936,864	$169	$159,136	$(40,799)	$3,772	$14,418	$136,704
Net loss for the three months ended October 31, 2021	—	—	—	—	—	(112,024)	—	(17,387)	(129,411)
Stock-based compensation	—	—	—	—	7,851	—	—	—	7,851
Common stock sold to investors	—	—	2,833,425	28	99,142	—	—	—	99,170
Transaction costs incurred in connection with sale of common stock	—	—	—	—	(6,228)	—	—	—	(6,228)
Common stock sold to related party	—	—	112,501	1	4,996	—	—	—	4,997
Shares withheld for payroll taxes	—	—	(571)	—	(30)	—	—	—	(30)
Foreign currency translation adjustment	—	—	—	—	—	—	9	—	9
Balance at October 31, 2021 (as restated)	787,163	$8	19,882,219	$198	$264,867	$(152,823)	$3,781	$(2,969)	$113,062

	Three Months Ended October 31, 2020
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at August 1, 2020	787,163	$8	15,028,536	$149	$129,136	$(16,255)	$3,762	$13,728	$130,528
Net loss for the three months ended October 31, 2020	—	—	—	—	—	(1,446)	—	15	(1,431)
Stock-based compensation	—	—	7,261	—	214	—	—	—	214
Stock options exercised	—	—	8,750	—	43	—	—	—	43
Foreign currency translation adjustment	—	—	—	—	—	—	(38)	—	(38)
Balance at October 31, 2020	787,163	$8	15,044,547	$149	$129,393	$(17,701)	$3,724	$13,743	$129,316

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended October 31,
	2021	2020
Operating activities
Consolidated net loss	$(129,411)	$(1,431)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	382	437
Deferred income taxes	—	6
Net unrealized gain on investments – Hedge Funds	(211)	(944)
Impairment of investments – Other Pharmaceuticals	—	724
Impairment of cost method investment – Rafael Pharmaceuticals	79,141	—
Provision for loss on receivable pursuant to line of credit	25,000	—
Interest income	(188)	—
Provision for losses on related party receivables	10,283	—
Loss (earnings) in equity of RP Finance	575	(96)
Provision for doubtful accounts	19	38
Stock-based compensation	7,851	214
Amortization of debt discount	125	—
Gain on sale of building	—	(749)

Change in assets and liabilities:
Trade accounts receivable	(496)	(80)
Prepaid expenses and other current assets	649	(187)
Other assets	54	30
Accounts payable and accrued expenses	48	(490)
Other current liabilities	(124)	(122)
Due to related parties	(84)	26
Due from Rafael Pharmaceuticals	(120)	30
Other liabilities	33	(59)
Net cash used in operating activities	(6,474)	(2,653)

Investing activities
Purchases of property and equipment	(29)	(145)
Payment to fund RP Finance Line of Credit	(1,875)	(1,875)
Payment to Rafael Pharmaceuticals pursuant to Line of Credit	(25,000)	—
Proceeds from sale of building	—	3,658
Proceeds related to distribution from Hedge Funds	—	2,000
Net cash (used in) provided by investing activities	(26,904)	3,638

Financing activities
Purchases of investments in equity securities	—	—
Proceeds from exercise of options	—	43
Proceeds from sale of common stock	104,167	—
Payment of transaction costs incurred in connection with sale of common stock	(6,228)	—
Payments for taxes related to shares withheld for employee taxes	(30)	—
Net cash provided by financing activities	97,909	43
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	2	(3)
Net increase in cash and cash equivalents, and restricted cash	64,533	1,025
Cash and cash equivalents, and restricted cash, beginning of period	12,854	6,206
Cash and cash equivalents, and restricted cash, end of period	$77,387	$7,231
Reconciliation of cash and restricted cash
Cash and cash equivalents	$72,387	$7,231
Restricted cash	5,000	—
Total cash and cash equivalents and restricted cash shown in statement of cash flows	$77,387	$7,231

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During February 2022, the Company determined that the impairment loss of approximately $79.1 million relating to its investment in Rafael Pharmaceuticals previously recorded as of, and for the three months ended, October 31, 2021 should not have been fully attributable to the Company. Specifically, approximately $17.3 million of the impairment loss should have been attributable to noncontrolling interests, which would have decreased deferred tax assets by approximately $4.5 million with a corresponding decrease to the valuation allowance.

Additionally, the Company determined that the weighted average shares outstanding for the basic and diluted loss per share was calculated incorrectly. The Company incorrectly included unvested restricted shares in the total shares of common stock in the denominator of the calculation of basic and diluted loss per share. As the Company reported a net loss for the period, the number of shares used for the calculation of basic and diluted loss per share were the same.

As a result, the Company recorded a restatement from total equity attributable to Rafael Holdings, Inc. to noncontrolling interests to correct its financial statements as of and for the three months ended October 31, 2021, and corrected the weighted average shares outstanding and resulting basic and diluted loss per share for the three months ended October 31, 2021. Accordingly, the following items have been restated as of October 31, 2021, (i) net (loss) income attributable to noncontrolling interests, (ii) net loss attributable to Rafael Holdings, Inc., (iii) loss per share, (iv) accumulated deficit balance, (v) noncontrolling interests balance, and (vi) weighted average shares outstanding.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below represents the balances of the affected line items on the Consolidated Balance Sheet as of October 31, 2021, the Consolidated Statement of Operations and Comprehensive Loss for the three months ended October 31, 2021, and the Consolidated Statement of Stockholders’ Equity for the three months ended October 31, 2021. The accompanying notes to the unaudited consolidated interim financial statements have been restated as applicable.

	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet as of October 31, 2021
Accumulated deficit at October 31, 2021	$(170,118)	$17,295	$(152,823)
Total equity attributable to Rafael Holdings, Inc.	$98,736	$17,295	$116,031
Noncontrolling interests at October 31, 2021	$14,326	$(17,295)	$(2,969)
Total stockholders' equity at October 31, 2021	$113,062	$—	$113,062

Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended October 31, 2021
Consolidated net loss	$(129,411)	$—	$(129,411)
Net loss attributable to noncontrolling interests	$(92)	$(17,295)	$(17,387)
Net loss attributable to Rafael Holdings, Inc.	$(129,319)	$17,295	$(112,024)
Basic and diluted loss per share	$(6.49)	$0.58	$(5.91)
Weighted average shares outstanding	19,925,140	(977,056)	18,948,084

Consolidated Statements of Equity, Three Months Ended October 31, 2021
Net loss attributable to noncontrolling interests	$(92)	$(17,295)	$(17,387)
Net loss attributable to Rafael Holdings, Inc.	$(129,319)	$17,295	$(112,024)
Accumulated deficit at October 31, 2021	$(170,118)	$17,295	$(152,823)
Noncontrolling interests at October 31, 2021	$14,326	$(17,295)	$(2,969)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cost Method Investments – Rafael Pharmaceuticals (see Note 4) is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Rafael Pharmaceuticals that most significantly impact Rafael Pharmaceuticals’ economic performance. Cost method investments are presented as “Investments – Rafael Pharmaceuticals.”

Equity Method Investments – RP Finance, LLC (“RP Finance”), (see Note 6), has been identified as a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. The Company accounts for its investment in RP Finance using the equity method of accounting.

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

NOTE 4 – INVESTMENT IN RAFAEL PHARMACEUTICALS

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

The impairment charge of $79 million was the total amount of the Company’s cost method investment. The impairment loss was included in “Impairment of cost method investment – Rafael Pharmaceuticals” in the accompanying consolidated statements of operations and comprehensive loss for the three months ended October 31, 2021. Approximately $17.3 million of the total impairment loss was applicable to noncontrolling interests in certain of the Company’s subsidiaries and was allocated to the holders of interests in CS Pharma and Pharma Holdings in the approximate amounts of $10.4 million and $6.9 million, respectively.

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

NOTE 5 – INVESTMENT IN ALTIRA

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

NOTE 6 – INVESTMENT IN RP FINANCE, LLC

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

NOTE 7 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

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

NOTE 9 – TRADE ACCOUNTS RECEIVABLE

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

NOTE 10 – PROPERTY AND EQUIPMENT

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted loss per shares includes potentially dilutive securities such as non-vested restricted shares, stock options, warrants to purchase common stock, and other convertible instruments unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per shares for the three months ended October 31, 2021 and October 31, 2020 because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended October 31,
	2021 (As restated)	2020
Non-vested restricted shares	1,004,265	—
Shares issuable upon exercise of stock options	960,554	571,800
Shares issuable upon exercise of warrants to purchase Class B common stock	26,189	—

The diluted loss per share computation equals basic loss per share for the three months ended October 31, 2021 and 2020 because the Company had a net loss and the impact of the assumed exercise of non-vested restricted shares, stock options, and warrants would have been anti-dilutive.

NOTE 12 – NOTE PAYABLE

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

The balance owed to the Company by Rafael Pharmaceuticals as of October 31, 2021, was written off, resulting in a loss on related party receivable of $720 thousand (See Note 6).

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

Related Party Rental Income

The Company leases space to related parties which represented approximately 51% and 49% of the Company’s total revenue for the three months ended October 31, 2021 and 2020, respectively. See Note 18 for future minimum rent payments from related parties and other tenants.

Investment in Altira

In May 2020, the Company acquired its first membership interest of 33.333% in Altira, a related party. In December 2020, the Company acquired an additional 33.333% membership interest in Altira, for an aggregate of a 66.666% membership interest (see Note 5).

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RP Finance

For the three months ended October 31, 2021, the Company recognized an approximately $575 thousand loss and for the three months ended October 31, 2020, the Company recognized approximately $96 thousand in income from its ownership interests in RP Finance. As of October 31, 2021, the equity method investment in RP Finance was reduced to $0 due to the Data Events. The Company recorded a loss on related party receivables of $9.375 million related to amounts owed by RP Finance (see Note 6).

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

NOTE 14 – INCOME TAXES

During the three months ended October 31, 2021 and 2020, the Company recognized an income tax provision of $0 on loss before income tax of $128,836 and $0 on a loss before income tax of $1,522, respectively. The change in income tax expense in relation to the loss before income tax during the three months ended October 31, 2021 compared to the three months ended October 31, 2021 was primarily due to differences in the amount of taxable (loss) income in the various taxing jurisdictions and the associated valuation allowances. As of October 31, 2021 and 2020, the Company recorded valuation allowances for the total deferred tax asset balances, which included a net increase of approximately $31.3 million, primarily due to the impairment of the investment in Rafael Pharmaceuticals, which has been fully reserved for.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

NOTE 17 – EQUITY

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

NOTE 18 – LEASES

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

NOTE 19 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)

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

Consolidated Operations

Our consolidated income and expense line items below income from operations were as follows:

	Three Months Ended October 31,		Change
	2021 (As Restated)	2020	$ (As Restated)	% (As Restated)
	(unaudited, in thousands)
Loss from operations	$(49,684)	$(2,491)	(47,193)	(1,895)%
Interest expense, net	(222)	—	(222)	(100)%
Gain on sale of building	—	749	(749)	(100)%
Impairment of investments - Other Pharmaceuticals	—	(724)	724	100%
Impairment of cost method investment - Rafael Pharmaceuticals	(79,141)	—	(79,141)	(100)%
Unrealized gain on investments - Hedge Funds	211	944	(733)	(78)%
Loss before income taxes	(128,836)	(1,522)	(127,314)	(8365)%
Provision for income taxes	—	(5)	5	100%
Equity in (loss) earnings of RP Finance	(575)	96	(671)	(699)%
Consolidated net loss	(129,411)	(1,431)	(127,980)	(8,943)%
Net (loss) income attributable to noncontrolling interests	(17,387)	15	(17,402)	(116,013)%
Net loss attributable to Rafael Holdings, Inc.	$(112,024)	$(1,446)	(110,578)	(7,647)%

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

Net (loss) income attributable to noncontrolling interests. The change in the net (loss) income attributable to noncontrolling interests was due to an approximate $17.3 million loss related to the Rafael Pharmaceuticals impairment loss (the total impairment loss was approximately $79 million) which was applicable to noncontrolling interests in certain of the Company’s subsidiaries and was allocated to the holders of interests in CS Pharma and Pharma Holdings in the approximate amounts of $10.4 million and $6.9 million, respectively, for the three months ended October 31, 2021. The additional change is related to the loss from LipoMedix, Farber, and Levco for the three months ended October 31, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of October 31, 2021, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of October 31, 2021, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We determined that there was an error in our accounting for items of income (loss) attributable to the non-controlling interests in two of our legal entities. Specifically, we did not correctly allocate losses to our noncontrolling interests, as the Company processed journal entries related to an impairment loss outside of the normal consolidation process, and effective reviews of the consolidation did not occur. We determined that a material weakness in our internal control over financial reporting exists as we did not maintain effective internal controls over the Company’s consolidation process and accounting for items of income (loss) attributable to the non-controlling interests.

We determined that there was an error in the calculation of weighted average shares outstanding used in earnings per share, as the Company incorrectly included nonvested restricted shares within the calculation of weighted average shares. The error was the result of the deficiency in internal control over financial reporting, specifically in the design of the control around the application of authoritative guidance related to earnings per share in accordance with U.S. generally accepted accounting principles.

The Company assessed whether there was a reasonable possibility that a material misstatement would not have been prevented or detected on a timely basis as a result of the above control deficiencies.

The control deficiencies resulted in material errors in the calculation of basic and diluted earnings per share and weighted average shares and items of income (loss) attributed to noncontrolling interest previously disclosed in the Company’s interim consolidated financial statements. Based on these factors, the Company concluded that the deficiencies noted above each rise to the level of a material weakness for the quarter ended October 31, 2021.

We are committed to maintaining a strong internal control environment and implementing measures to ensure that the control deficiencies identified above are remediated as soon as possible. Management is in the process of implementing a remediation plan, which includes steps to design and implement new controls. The remediation actions are being monitored by the Audit Committee of our Board of Directors.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q/A.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2021, except for the following:

We have identified material weaknesses in our internal control over financial reporting as of October 31, 2021.

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified two material weaknesses in our internal control over financial reporting related to the accounting for the allocation of losses to our noncontrolling interests and the calculation of weighted average shares outstanding used in earnings per share. As a result, our management has concluded that our disclosure controls and procedures were not effective as of October 31, 2021. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A.

As we work towards remediating these material weaknesses, we will design and implement controls related to our financial close and consolidation process and controls related to the calculation of weighted average shares outstanding in accordance with U.S. generally accepted accounting principles.

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

Date: February 28, 2022	Rafael Holdings, Inc.

	By:	/s/ William Conkling
William Conkling
Chief Executive Officer

	By:	/s/ Patrick Fabbio
Patrick Fabbio
Chief Financial Officer