Form 10-Q
period 2022-01-31
Rafael Holdings, Inc.
filed 2022-03-17
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of March 14, 2022 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	20,016,413 shares

RAFAEL HOLDINGS, INC.

i

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	January 31, 2022	July 31, 2021
ASSETS		(Note 2)
CURRENT ASSETS
Cash and cash equivalents	$65,025	$7,854
Restricted cash	5,000	5,000
Trade accounts receivable, net of allowance for doubtful accounts of $230 and $193 at January 31, 2022 and July 31, 2021, respectively	616	235
Due from Rafael Pharmaceuticals, net of allowance for losses on related party receivables of $720 and $0 at January 31, 2022 and July 31, 2021, respectively	—	600
Prepaid expenses and other current assets	903	1,075
Total current assets	71,544	14,764

Property and equipment, net	42,537	43,238
Equity investment – RP Finance LLC	—	575
Due from RP Finance LLC, net of allowance for losses on related party receivables of $9,375 and $0 at January 31, 2022 and July 31, 2021, respectively	—	7,500
Investments – Rafael Pharmaceuticals	—	79,141
Investments – Other Pharmaceuticals	477	477
Investments – Hedge Funds	5,025	5,268
In-process research and development and patents	1,575	1,575
Other assets	1,410	1,517
TOTAL ASSETS	$122,568	$154,055
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,125	$1,160
Accrued expenses	6,622	1,227
Other current liabilities	246	252
Due to related parties	57	136
Note payable, net of debt issuance costs	14,778	14,528
Total current liabilities	22,828	17,303

Other liabilities	84	48
TOTAL LIABILITIES	22,912	17,351

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of January 31, 2022 and July 31, 2021, respectively	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 19,051,500 issued and 19,029,012 outstanding as of January 31, 2022, and 16,947,066 issued and 16,936,864 outstanding as of July 31, 2021	190	169
Additional paid-in capital	253,896	159,136
Accumulated deficit	(155,144)	(40,799)
Accumulated other comprehensive income related to foreign currency translation adjustment	3,927	3,772
Total equity attributable to Rafael Holdings, Inc.	102,877	122,286
Noncontrolling interests	(3,221)	14,418
TOTAL EQUITY	99,656	136,704
TOTAL LIABILITIES AND EQUITY	$122,568	$154,055

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
REVENUE
Rental – Third Party	$232	$190	$428	$426
Rental – Related Party	705	527	1,225	1,047
Parking	173	122	363	299
Other – Related Party	—	120	120	240
Total revenue	1,110	959	2,136	2,012

COSTS AND EXPENSES
Selling, general and administrative	(896)	2,767	11,996	5,359
Research and development	3,335	1,568	5,488	2,083
Depreciation and amortization	381	441	763	878
Provision for loss on receivable pursuant to line of credit	—	—	25,000	—
Provision for losses on related party receivables	—	—	10,095	—
Impairment – Altira	—	7,000	—	7,000
Loss from operations	(1,710)	(10,817)	(51,206)	(13,308)

Interest expense, net	(397)	(1)	(807)	(1)
Gain on sale of building	—	—	—	749
Impairment of investments – Other Pharmaceuticals	—	—	—	(724)
Impairment of cost method investment – Rafael Pharmaceuticals	—	—	(79,141)	—
Unrealized (loss) gain on investments – Hedge Funds	(454)	2,489	(243)	3,433
Loss before income taxes	(2,561)	(8,329)	(131,397)	(9,851)
Provision for income taxes	(4)	(4)	(4)	(9)
Equity in earnings (loss) of RP Finance	—	96	(575)	192
Consolidated net loss	(2,565)	(8,237)	(131,976)	(9,668)
Net loss attributable to noncontrolling interests	(244)	(72)	(17,631)	(57)

Net loss attributable to Rafael Holdings, Inc.	$(2,321)	$(8,165)	$(114,345)	$(9,611)
OTHER COMPREHENSIVE LOSS
Consolidated net loss	$(2,565)	$(8,237)	$(131,976)	$(9,668)
Foreign currency translation adjustment	146	37	155	(1)
Total comprehensive loss	(2,419)	(8,200)	(131,821)	(9,669)
Comprehensive loss attributable to noncontrolling interests	(330)	(62)	(17,681)	(68)
Total comprehensive loss attributable to Rafael Holdings, Inc.	$(2,089)	$(8,138)	$(114,140)	$(9,601)

Loss per share
Basic and diluted	$(0.12)	$(0.50)	$(5.91)	$(0.60)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	19,713,127	16,172,421	19,332,630	15,997,571

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

 (unaudited, in thousands, except share data)

	Three Months Ended January 31, 2022
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated other	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at October 31, 2021	787,163	$8	19,882,219	$198	$264,867	$(152,823)	$3,781	$(2,969)	$113,062
Net loss for the three months ended January 31, 2022	—	—	—	—	—	(2,321)	—	(244)	(2,565)
Stock-based compensation	—	—	63,360	1	8,031	—	—	—	8,032
Acquisition of additional ownership interest in LipoMedix	—	—	—	—	8	—	—	(8)	—
Forfeiture of restricted stock	—	—	(908,497)	(9)	(18,969)	—	—	—	(18,978)
Shares withheld for payroll taxes	—	—	(8,070)	—	(41)	—	—	—	(41)
Foreign currency translation adjustment	—	—	—	—	—	—	146	—	146
Balance at January 31, 2022	787,163	$8	19,029,012	$190	$253,896	$(155,144)	$3,927	$(3,221)	$99,656

	Six Months Ended January 31, 2022
	Common Stock, Series A		Common Stock, Series B		Additional paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	Deficit	income	interests	Equity
Balance at July 31, 2021	787,163	$8	16,936,864	$169	$159,136	$(40,799)	$3,772	$14,418	$136,704
Net loss for the six months ended January 31, 2022	—	—	—	—	—	(114,345)	—	(17,631)	(131,976)
Stock-based compensation	—	—	63,360	1	15,882	—	—	—	15,883
Forfeiture of restricted stock	—	—	(908,497)	(9)	(18,969)	—	—	—	(18,978)
Common stock sold to investors	—	—	2,833,425	28	99,142	—	—	—	99,170
Transaction costs incurred in connection with sale of common stock	—	—	—	—	(6,228)	—	—	—	(6,228)
Common stock sold to related party	—	—	112,501	1	4,996	—	—	—	4,997
Acquisition of additional ownership interest in LipoMedix	—	—	—	—	8	—	—	(8)	—
Shares withheld for payroll taxes	—	—	(8,641)	—	(71)	—	—	—	(71)
Foreign currency translation adjustment	—	—	—	—	—	—	155	—	155
Balance at January 31, 2022	787,163	$8	19,029,012	$190	$253,896	$(155,144)	$3,927	$(3,221)	$99,656

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

 (unaudited, in thousands, except share data)

	Three Months Ended January 31, 2021
	Common Stock, Series A		Common Stock, Series B		Additional Paid in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at October 31, 2020	787,163	$8	15,044,547	$149	$129,393	$(17,701)	$3,724	$13,743	$129,316
Net loss for the three months ended January 31, 2021	—	—	—	—	—	(8,165)	—	(72)	(8,237)
Stock-based compensation	—	—	33,821	—	219	—	—	—	219
Stock-based compensation to Board of Directors	—	—	12,609	—	286	—	—	—	286
Shares issued - Securities Purchase Agreements	—	—	567,437	6	12,994	—	—	—	13,000
Shares withheld for payroll taxes	—	—	(6,294)	—	(146)	—	—	—	(146)
Capital contribution for noncontrolling interest	—	—	—	—	—	—	—	912	912
Foreign currency translation adjustment	—	—	—	—	—	—	37	—	37
Balance at January 31, 2021	787,163	$8	15,652,120	$155	$142,746	$(25,866)	$3,761	$14,583	$135,387

	Six Months Ended January 31, 2021
	Common Stock, Series A		Common Stock, Series B		Additional Paid in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at July 31, 2020	787,163	$8	15,028,536	$149	$129,136	$(16,255)	$3,762	$13,728	$130,528
Net loss for the six months ended January 31, 2021	—	—	—	—	—	(9,611)	—	(57)	(9,668)
Stock-based compensation	—	—	41,082	—	433	—	—	—	433
Stock-based compensation to Board of Directors	—	—	12,609	—	286	—	—	—	286
Shares issued - Securities Purchase Agreements	—	—	567,437	6	12,994	—	—	—	13,000
Shares withheld for payroll taxes	—	—	(6,294)	—	(146)	—	—	—	(146)
Stock options exercised	—	—	8,750	—	43	—	—	—	43
Capital contribution for noncontrolling interest	—	—	—	—	—	—	—	912	912
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)
Balance at January 31, 2021	787,163	$8	15,652,120	$155	$142,746	$(25,866)	$3,761	$14,583	$135,387

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended January 31,
	2022	2021
Operating activities
Consolidated net loss	$(131,976)	$(9,668)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	763	878
Deferred income taxes	—	6
Net unrealized (loss) gain on investments - Hedge Funds	243	(3,433)
Impairment of investments - Other Pharmaceuticals	—	724
Impairment of cost method investment - Rafael Pharmaceuticals	79,141	—
Impairment - Altira	—	7,000
Provision for loss on receivable pursuant to line of credit	25,000	—
Equity in loss (earnings) of RP Finance	575	(192)
Provision for losses on related party receivables	10,095	—
Provision for doubtful accounts	37	104
Stock-based compensation	(3,095)	719
Amortization of debt discount	250	—
Gain on sale of building	—	(749)

Change in assets and liabilities:
Trade accounts receivable	(418)	39
Prepaid expenses and other current assets	172	157
Other assets	107	46
Accounts payable and accrued expenses	5,360	(933)
Other current liabilities	98	47
Due to related parties	(79)	29
Due from Rafael Pharmaceuticals	(120)	(242)
Other liabilities	36	(59)
Net cash used in operating activities	(13,811)	(5,527)

Investing activities
Purchases of property and equipment	(62)	(205)
Payment to fund RP Finance Line of Credit	(1,875)	(3,750)
Payment to Rafael Pharmaceuticals pursuant to Line of Credit	(25,000)	—
Proceeds from sale of building	—	3,658
Proceeds related to distribution from Hedge Funds	—	2,000
Purchase of Investment in Altira	—	(1,000)
Investment in Rafael Pharmaceuticals	—	(9,123)
Net cash used in investing activities	(26,937)	(8,420)

Financing activities
Contribution from noncontrolling interest of consolidated entity	—	912
Proceeds from exercise of options	—	43
Proceeds from issuance of common stock	104,167	13,000
Payment of transaction costs incurred in connection with sale of common stock	(6,228)	—
Payments for taxes related to shares withheld for employee taxes	(71)	(146)
Net cash provided by financing activities	97,868	13,809

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	51	18
Net increase (decrease) in cash and cash equivalents, and restricted cash	57,171	(120)
Cash and cash equivalents, and restricted cash, beginning of period	12,854	6,206
Cash and cash equivalents, and restricted cash, end of period	$70,025	$6,086

Supplemental schedule of noncash investing and financing activities
Acquisition of additional ownership interest in LipoMedix	$8	$—

Reconciliation of cash and restricted cash
Cash and cash equivalents	$65,025	$6,086
Restricted cash	5,000	—
Total cash and cash equivalents and restricted cash shown in statement of cash flows	$70,025	$6,086

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

The Company has an investment in Rafael Pharmaceuticals Inc., or Rafael Pharmaceuticals, that includes preferred and common equity interests and a warrant to purchase additional equity. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Rafael Pharmaceuticals in exchange for issuing Company Class B common stock to the other stockholders of Rafael Pharmaceuticals. On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Rafael Pharmaceuticals’ lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas, and following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat has recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In connection with the preparation of the Company’s first quarter financial statements, U.S. GAAP required that the Company assess the impact of the Data Events and determine whether the carrying values of the Company’s assets were impaired based upon the Company’s expectations to realize future value. In light of the Data Events, the Company concluded that currently the likelihood of further development of and prospects for CPI-613 is uncertain and has fully impaired in the Company’s financial statements for the six months ended January 31, 2022, the value of its loans, receivables, and investment in Rafael Pharmaceuticals based upon its valuation of Rafael Pharmaceuticals. On February 2, 2022, the Company withdrew its Registration Statement on Form S-4, which terminated the merger agreement pursuant to certain sections of the merger agreement, effective immediately.

In 2019, the Company established the Barer Institute (“Barer”), an early-stage small molecule research institute focused on developing a pipeline of novel therapeutic compounds, including compounds to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer is led by a team of scientists and academic advisors considered to be among the leading experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer is pursuing collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Farber Partners, LLC (“Farber”) was formed to support agreements with Princeton University’s Office of Technology Licensing for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, including an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. The Company also holds a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage oncological pharmaceutical company based in Israel. In addition, the Company has recently initiated efforts to develop other early stage pharmaceutical ventures.

The Company’s commercial real estate holdings consist of a building at 520 Broad Street in Newark, New Jersey (that serves as headquarters for the Company and certain other entities and hosts other tenants), an associated 800-car public garage, and a portion of a building in Israel.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All majority-owned subsidiaries are consolidated with all intercompany transactions and balances eliminated in consolidation or combination. The entities included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Rafael Holdings, Inc.	United States – Delaware	100%
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT 225 Old NB Road, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100%
The Barer Institute, LLC	United States – Delaware	100%
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, LLC	United States – Delaware	100%
Levco Pharmaceuticals Ltd.	Israel	95%
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90%
LipoMedix Pharmaceuticals Ltd.	Israel	84%
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC	United States – Delaware	45%*

*	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership in Pharma Holdings, LLC and, therefore, an effective 45% interest in CS Pharma Holdings, LLC.

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

Operating results for the three and six months ended January 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2022. The balance sheet at July 31, 2021 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021, or the 2021 Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liquidity

As of January 31, 2022, the Company had cash and cash equivalents of $65.0 million in addition to an investment in hedge funds valued at $5.0 million. The Company expects the balance of cash and cash equivalents and investment in hedge funds to be sufficient to meet our obligations for the next 12 months from the issuance of these consolidated financial statements.

Risks and Uncertainties - COVID-19, War in Ukraine

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

The pandemic’s impacts on the Company’s and its affiliates’ operations and specifically the ongoing clinical trials being conducted by Rafael Pharmaceuticals are being managed by Rafael Pharmaceuticals and its agents.

Even with growing availability of testing and vaccines and the relaxation of public health measures that were implemented to limit the spread of the pandemic, there continues to be uncertainty around the COVID-19 pandemic and its impact.

The Company has implemented a number of measures to protect the health and safety of the Company’s workforce including a voluntary work-from-home policy for the Company’s workforce who can perform their jobs from home as well as restrictions on discretionary business travel. Most of our employees have returned to working from the office on a part-time basis.

The full impact of the COVID-19 pandemic on the Company will depend on factors such as the length of time of the pandemic; the responses of federal, state and local governments, the impact of future variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our employees, vendors, and other partners.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the companies in which we have investments, financial condition, and results of operations. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the Russian – Ukraine war on our business and the companies in which we have investments.

Reclassification

Certain comparative figures have been reclassified to conform to the current period presentation. The unaudited consolidated statement of operations and comprehensive loss for the three months ended October 31, 2021 included a provision for losses on related party receivables of $188 thousand in loss before operations related to interest income due from Rafael Pharmaceuticals. This amount was reclassed to interest expense, net during the current period.

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited. For the three and six months ended January 31, 2022, related parties represented 57% and 63% of the Company’s revenue, respectively, and as of January 31, 2022, two customers, one of which is a related party, represented 65% and 15% of the Company’s accounts receivable balance, respectively. For the three and six months ended January 31, 2021, related parties represented 62% and 59%, respectively, of the Company’s revenue, and as of January 31, 2021, one customer represented 68% of the Company’s accounts receivable balance, respectively.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash represents escrow funds held in bank accounts owned by the Company to be used to pay the severance due the chief executive officer for termination without cause, pursuant to his employment agreement. The Company does not have the right to use this cash balance for any other purpose.

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

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also include the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled affiliates. All significant intercompany accounts and transactions between the consolidated affiliates are eliminated.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

The Company accounts for stock-based compensation using the provisions of ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock-based compensation. Stock-based compensation is estimated at the grant date based on the fair value of the awards. The Company accounts for forfeitures as they occur. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in selling, general and administrative expense and research and development expense in the consolidated statements of operations and comprehensive loss.

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

On March 25, 2020, the Board of Directors of Rafael Pharmaceuticals extended the expiration date of the Warrant held by Pharma Holdings to purchase shares of the Warrant from December 31, 2020 to June 30, 2021, and on August 31, 2020 the Board of Directors of Rafael Pharmaceuticals further extended the expiration date of the Warrant held by Pharma Holdings, LLC to purchase shares of the Warrant to August 15, 2021. In connection with the merger agreement, the Warrant expiration was extended and will now expire on April 1, 2022, however, at this time, the Company does not intend to exercise the Warrant.

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

The Series D Convertible Preferred Stock has a stated value of $1.25 per share (subject to appropriate adjustment to reflect any stock split, combination, reclassification or reorganization of the Series D Preferred Stock or any dilutive issuances, as described below). Holders of Series D Stock are entitled to receive non-cumulative dividends when, as and if declared by the Board of Rafael Pharmaceuticals, prior to any dividends to any other class of capital stock of Rafael Pharmaceuticals. In the event of any liquidation, dissolution or winding up Rafael Pharmaceuticals, or in the event of any deemed liquidation, proceeds from such liquidation, dissolution or winding up shall be distributed first to the holders of Series D Stock. Except with respect to certain major decisions, or as required by law, holders of Series D Stock vote together with the holders of the other preferred stock and common stock and not as a separate class.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Due to the Data Events, during the six months ended January 31, 2022, the Company recorded an impairment charge of approximately $79.1 million related to the cost method investment in Rafael Pharmaceuticals representing the total amount of the Company’s cost method investment. The impairment loss was included in “Impairment of cost method investment – Rafael Pharmaceuticals” in the accompanying consolidated statements of operations and comprehensive loss for the six months ended January 31, 2022.

Approximately $17.3 million of the total impairment loss of $79.1 million was applicable to noncontrolling interests in certain of the Company’s subsidiaries and was allocated to the holders of interests in CS Pharma and Pharma Holdings in the approximate amounts of $10.4 million and $6.9 million, respectively.

Line of Credit to Rafael Pharmaceuticals and Impairment of Related Receivable

On September 24, 2021, the Company entered into a Line of Credit Loan Agreement (the “Line of Credit Agreement”) with Rafael Pharmaceuticals (the “Debtor”) in which the Debtor may borrow up to an aggregate amount of $25 million. The first advance made to the Debtor was in the amount of $1.9 million on September 24, 2021. On October 1, 2021, a second advance was made to the Debtor in the amount of $23.1 million. The line of credit agreement accrues interest at 9% per annum. The maturity date of the Line of Credit Agreement is June 17, 2022. All outstanding principal and unpaid accrued interest shall be paid on the maturity date unless earlier prepaid in accordance with the Line of Credit Agreement.

Due to the Data Events, during the six months ended January 31, 2022, the Company recorded a full reserve on the amounts due the Company from Rafael Pharmaceuticals related to the Line of Credit Agreement for $25 million.

The Company also recorded a loss on related party receivables of approximately $0.6 million and $1.5 million related to other amounts owed by Rafael Pharmaceuticals during the three and six months ended January 31, 2022, respectively. The Company recorded a reserve on related party interest receivable of $0.6 million and $0.8 million in Interest expense, net, on the consolidated statements of operations and comprehensive loss during the three and six months ended January 31, 2022, respectively.

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

For the three and six months ended January 31, 2021, the Company determined that the investment in Altira was fully impaired as of the acquisition date as there were no probable cash flows, and accordingly, had no value. The Company recorded an impairment charge of $7,000,000, which was the total amount of the Company’s investment recognized for the Second Altira Agreement as of January 31, 2021.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

RP Finance has been identified as a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. Therefore, the Company will use the equity method of accounting to record its investment in RP Finance. The Company has recognized approximately $0 and $96 thousand in earnings from its ownership interests of 37.5% in RP Finance for the three months ended January 31, 2022 and 2021, respectively, and a loss of $575 thousand and earnings of $192 thousand from its ownership interests of 37.5% in RP Finance for the six months ended January 31, 2022 and 2021, respectively. The assets and operations of RP Finance are not significant and the Company has identified the equity investment in RP Finance as a related party transaction (see Note 12).

In August 2020, Rafael Pharmaceuticals called for a $5 million draw on the line of credit facility and the facility was funded by RP Finance LLC in the amount of $5 million, paid in parts in August and September 2020. In November 2020, Rafael Pharmaceuticals called for a second $5 million draw on the line of credit facility and the facility was funded by RP Finance in the amount of $5 million. In June 2021 and July 2021, Rafael Pharmaceuticals called for a total aggregate $10 million draw on the line of credit facility and the facility was funded by RP Finance in the amount of $10 million. In September 2021, Rafael Pharmaceuticals called for a $5 million draw on the line of credit facility and the facility was funded by RP Finance LLC in the amount of $5 million, paid in September 2021. For the six months ended January 31, 2022, the Company has funded a total of $1.875 million in accordance with its 37.5% ownership interest in RP Finance.

As of January 31, 2022, the Company has funded a cumulative total of $9.375 million in accordance with its 37.5% ownership interests in RP Finance.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impairment of Equity Method Investment

Due to the Data Events, during the three months ended October 31, 2021, the Company recorded equity in the loss of RP Finance of $575 thousand. As of January 31, 2022, the equity method investment on the Company’s balance sheet was $0, and no additional equity loss of RP Finance was recorded during the three months ended January 31, 2022. The Company was not obligated to guarantee obligations of RP Finance and is not committed to provided further financial support for RP Finance. Additionally, during the six months ended January 31, 2022, the Company recorded a loss on related party receivables of $9.375 million related to amounts owed by RP Finance.

NOTE 6 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

As of January 31, 2022, the Company held 84% of the issued and outstanding ordinary shares of LipoMedix and has consolidated this investment from the second quarter of fiscal 2018.

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

On November 15, 2021, the Company entered into a share purchase agreement with LipoMedix to purchase up to 15,975,000 ordinary shares at $0.1878 per share for an aggregate purchase price of $3.0 million (the “Share Purchase Agreement”). Additionally, LipoMedix issued the Company a warrant to purchase up to 15,975,000 ordinary shares at an exercise price of $0.1878 per share which expires on November 11, 2022.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of the date of the Share Purchase Agreement, there was an outstanding loan balance including principal of $400 thousand and accrued interest of $21.8 thousand owed by LipoMedix to the Company on the note from March 2021. The amount due on the loan was netted against the approximately $3.0 million aggregate purchase price due to LipoMedix, resulting in a cash payment by the Company of approximately $2.6 million in exchange for the 15,975,000 shares purchased. As a result of the share purchase, the Company’s ownership of LipoMedix increased to approximately 84% with a noncontrolling interest of approximately 16%.

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

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of January 31, 2022 and July 31, 2021:

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:	(unaudited, in thousands)
Hedge funds	$—	$—	$5,025	$5,025
Total	$—	$—	$5,025	$5,025

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Hedge funds	$—	$—	$5,268	$5,268
Total	$—	$—	$5,268	$5,268

At January 31, 2022 and July 31, 2021, the Company did not have any liabilities measured at fair value on a recurring basis.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(unaudited, in thousands)		(unaudited, in thousands)
Balance, beginning of period	$5,479	$6,454	$5,268	$7,510
Liquidation of Hedge Fund Investments	—	—	—	(2,000)
Total gain included in earnings	(454)	2,489	(243)	3,433
Balance, end of period	$5,025	$8,943	$5,025	$8,943

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

The Company holds $0.5 million in investments in securities in another entity that are not liquid, which were included in Investments - Other Pharmaceuticals in the accompanying consolidated balance sheets. The investment is accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative as defined within the guidance, and the Company recorded an impairment loss of $0 for the three months ended January 31, 2022 and 2021, and $0 and $0.7 million for the six months ended January 31, 2022 and 2021, respectively.

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

Cash and cash equivalents, investment in equity securities, trade accounts receivable, and accounts payable. At January 31, 2022 and July 31, 2021, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1.

Other assets and other liabilities. At January 31, 2022 and July 31, 2021, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s financial instruments include trade accounts receivable, trade accounts payable, and due from related parties. The recorded carrying amounts of trade accounts receivable, trade accounts payable and due from related parties approximate their fair value due to their short-term nature. Other than noted above, the Company did not have any other assets or liabilities that were measured at fair value on a recurring basis as of January 31, 2022 or July 31, 2021.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – TRADE ACCOUNTS RECEIVABLE

Trade Accounts Receivable consisted of the following:

	January 31, 2022	July 31, 2021
	(unaudited, in thousands)	(in thousands)
Trade Accounts Receivable	$185	$315
Accounts Receivable - Related Party	661	113
Less Allowance for Doubtful Accounts	(230)	(193)
Trade Accounts Receivable, net	$616	$235

The current portion of deferred rental income included in Prepaid Expenses and Other Current Assets was approximately $122 thousand and $111 thousand as of January 31, 2022 and July 31, 2021, respectively.

The noncurrent portion of deferred rental income included in Other Assets was approximately $1.4 million and $1.5 million as of January 31, 2022 and July 31, 2021, respectively.

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	January 31, 2022	July 31, 2021
	(unaudited, in thousands)	(in thousands)
Building and Improvements	$47,902	$47,841
Land	10,412	10,412
Furniture and Fixtures	1,145	1,145
Other	273	271
	59,732	59,669
Less Accumulated Depreciation	(17,195)	(16,431)
Total	$42,537	$43,238

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense pertaining to property and equipment was approximately $0.4 million and $0.4 million for the three months ended January 31, 2022 and 2021, respectively, and $0.8 million and $0.9 million for the six months ended January 31, 2022 and 2021, respectively.

The Company’s headquarters are located at 520 Broad Street in Newark, New Jersey, where it occupies office space in a building owned by its subsidiary.

NOTE 10 – LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted loss per share includes potentially dilutive securities such as stock options, unvested restricted stock, warrants to purchase common stock, and other convertible instruments unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per share for the three and six months ended January 31, 2022 and 2021 because all such securities are anti-dilutive for all periods presented.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Shares issuable upon exercise of stock options	1,026,777	570,801	1,026,777	570,801
Shares issuable upon vesting of restricted stock	79,600	135,641	79,600	135,641
Shares issuable upon exercise of warrants to purchase Class B common stock	26,189	—	26,189	—
	1,132,566	706,442	1,132,566	706,442

The diluted loss per share computation equals basic loss per share for the three and six months ended January 31, 2022 and 2021 because the Company had a net loss and the impact of the assumed exercise of non-vested restricted shares, stock options, and warrants would have been anti-dilutive.

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

Interest expense under the Note Payable amounted to $272 thousand for the three months ended January 31, 2022, and $544 thousand for the six months ended January 31, 2022.

Unamortized debt issuance costs on the Note Payable totaled $222 thousand as of January 31, 2022. Amortization of the debt discount on the Note Payable totaled approximately $125 thousand for the three months ended January 31, 2022, and $250 thousand for the six months ended January 31, 2022.

NOTE 12 – RELATED PARTY TRANSACTIONS

IDT Corporation

The Company has historically maintained an intercompany balance due to/from related parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT Corporation, or IDT, and payroll costs for the Company’s personnel that were paid by IDT. The Company also receives rental income from various companies under common control to IDT. The Company recorded expense of approximately $80 thousand and $90 thousand in related party services to IDT for the three months ended January 31, 2022 and 2021, respectively. The Company recorded expense of approximately $156 thousand and $155 thousand in related party services to IDT for the six months ended January 31, 2022 and 2021, respectively, of which approximately $80 thousand and $29 thousand is included in Due Related Parties at January 31, 2022 and 2021, respectively.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

IDT leases approximately 80,000 square feet of office space plus parking at 520 Broad Street, Newark, New Jersey and approximately 3,600 square feet of office space in Jerusalem, Israel. IDT paid the Company approximately $147 thousand and $460 thousand for office rent and parking during the three months ended January 31, 2022 and 2021, respectively, and $589 thousand and $867 thousand for office rent and parking during the six months ended January 31, 2022 and 2021, respectively. As of January 31, 2022 and 2021, IDT owed the Company approximately $485 thousand and $8 thousand, respectively, for office rent and parking.

During the year ended July 31, 2021, IDT and Genie each exercised 43,649 warrants to purchase shares of Class B Common Stock, resulting in a total of 87,298 shares of Class B common stock issued for proceeds of approximately $2 million.

Rafael Pharmaceuticals

The Company provides Rafael Pharmaceuticals with administrative, finance, accounting, tax and legal services. Howard S. Jonas served as the former Chairman of the Board of Rafael Pharmaceuticals and owns an equity interest in Rafael Pharmaceuticals. The Company billed Rafael Pharmaceuticals $0 and $120 thousand for the three months ended January 31, 2022 and 2021, respectively and $120 thousand and $240 thousand for the six months ended January 31, 2022 and 2021, respectively. As of January 31, 2022 and July 31, 2021, Rafael Pharmaceuticals owed the Company $720 thousand, for which a full allowance for uncollectibility has been recorded, and $600 thousand, respectively, included in Due from Rafael Pharmaceuticals.

Due to the Data Events, the balance owed to the Company by Rafael Pharmaceuticals as of January 31, 2022, was reserved for during the six months ended January 31, 2022, resulting in a loss on related party receivable of $720 thousand (See Note 3).

Levco Pharmaceuticals Ltd

On September 8, 2020, Levco Pharmaceuticals Ltd. (“Levco”) entered into a research and development consulting agreement with Dr. Alberto Gabizon for a two-year period. Under the agreement, in exchange for the services provided, Levco will pay Dr. Gabizon $3,000 per month and issued to him common shares representing up to 5% of common stock outstanding. Additionally, Levco will provide a lab grant in the amount of $120,000 to support the project.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pharma Holdings

On January 28, 2021, Pharma Holdings partially exercised the Warrant and purchased 7.3 million shares of Rafael Pharmaceuticals’ Series D Preferred Stock for $9.1 million, of which $0.9 million was contributed by the holder of a minority interest in Pharma Holdings.

Related Party Rental Income

The Company leases space to related parties which represented approximately 63% and 62% of the Company’s total revenue for the three months ended January 31, 2022 and 2021, respectively, and 57% and 59% for the six months ended January 31, 2022 and 2021, respectively. See Note 17 for future minimum rent payments from related parties and other tenants.

Investment in Altira

In May 2020, the Company acquired its first membership interest of 33.333% in Altira, a related party. In December 2020, the Company acquired an additional 33.333% membership interest in Altira, for an aggregate of a 66.666% membership interest (see Note 4).

RP Finance

The Company recognized approximately $0 and $96 thousand in earnings from its ownership interests of 37.5% in RP Finance for the three months ended January 31, 2022 and 2021, respectively, and a loss of $575 thousand and earnings of $192 thousand from its ownership interests of 37.5% in RP Finance for the six months ended January 31, 2022 and 2021, respectively. As of January 31, 2022, the equity method investment in RP Finance on the Company’s balance sheet was $0. The Company recorded a loss on related party receivables of $9.375 million related to amounts owed by RP Finance (see Note 5).

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

LipoMedix Pharmaceuticals, Ltd.

As of the date of the Share Purchase Agreement, on November 15, 2021, there was an outstanding loan balance including principal of $400 thousand and accrued interest of $21.8 thousand owed by LipoMedix to the Company on the note from March 2021. The amount due on the loan was netted against the $3.0 million aggregate purchase price due LipoMedix, resulting in a cash payment by the Company of approximately $2.6 million in exchange for the 15,975,000 shares purchased. As a result of the share purchase, the Company’s ownership of LipoMedix increased to approximately 84% with a noncontrolling interest of approximately 16%.

NOTE 13 – INCOME TAXES

During the six months ended January 31, 2022 and 2021, the Company recognized an income tax provision of $0 on loss before income tax of $131,397, and $0 on a loss before income tax of $9,851, respectively. The change in income tax expense in relation to the loss before income tax during the six months ended January 31, 2022 compared to the six months ended January 31, 2021 was primarily due to differences in the amount of taxable (loss) income in the various taxing jurisdictions and the associated valuation allowances. As of January 31, 2022 and 2021, the Company recorded valuation allowances for the total deferred tax asset balances, which included a net increase of approximately $31.7 million, primarily due to the impairment of the investment in Rafael Pharmaceuticals, which has been fully reserved for.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Operating results for the business segments of the Company are as follows:

(unaudited, in thousands)	Pharmaceuticals	Real Estate	Total
Three Months Ended January 31, 2022
Revenues	$—	$1,110	$1,110
Loss from operations	(1,621)	(89)	(1,710)
Loss before income taxes	(2,472)	(89)	(2,561)

Three Months Ended January 31, 2021
Revenues	$—	$959	$959
Loss from operations	(10,301)	(516)	(10,817)
Loss before income taxes	(7,813)	(516)	(8,329)

(unaudited, in thousands)	Pharmaceuticals	Real Estate	Total
Six Months Ended January 31, 2022
Revenues	$—	$2,136	$2,136
Loss from operations	(50,966)	(240)	(51,206)
Loss before income taxes	(131,157)	(240)	(131,397)

Six Months Ended January 31, 2021
Revenues	$—	$2,012	$2,012
Loss from operations	(12,435)	(873)	(13,308)
Loss before income taxes	(9,727)	(124)	(9,851)

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended January 31, (unaudited)	2022	2021
Revenue from tenants located in Israel	7%	7%

Six Months Ended January 31, (unaudited)	2022	2021
Revenue from tenants located in Israel	7%	7%

Net long-lived assets and total assets held outside of the United States, which are located in Israel, were as follows:

(unaudited, in thousands)	United States	Israel	Total
January 31, 2022
Long-lived assets, net	$41,038	$1,499	$42,537
Total assets	117,930	4,638	122,568

July 31, 2021
Long-lived assets, net	$41,704	$1,534	$43,238
Total assets	150,847	3,208	154,055

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On July 12, 2019, the Company received a Citation and Notification of Penalty from the Occupational Safety and Health Administration of the U.S. Department of Labor, or OSHA, related to an OSHA inspection of 520 Broad Street, Newark, New Jersey. The citation seeks to impose penalties related to alleged violations of the Occupation Safety and Health Act of 1970 at 520 Broad Street. On July 31, 2019, the Company filed a Notice of Contest with OSHA contesting the citation in its entirety. On February 14, 2020, the Company entered into a Settlement Agreement with OSHA, as related to the citation received on July 12, 2019. As part of the Settlement Agreement, the Company agreed to pay a penalty of $127,294 in eight quarterly installment payments through November 2021, which the Company has fully paid as of January 31, 2022.

On December 31, 2019, an employee of the Company filed a complaint for personal injuries against the Company and other parties in the New Jersey Supreme Court for an incident that took place on January 31, 2019 at 520 Broad Street, Newark, New Jersey. The Company is vigorously defending its interests in this matter. The loss is considered remote and no accrual has been recorded.

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

On January 19, 2022, the Company approved the 2021 Equity Incentive Plan (“the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan, and no new grants were awarded under the 2018 Equity Incentive Plan as of January 19, 2022. Existing grants under the 2018 Equity Incentive Plan will not be impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants, and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 1,919,025 shares. During the three and six months ended January 31, 2022, 15,024 restricted shares and 237,761 options were issued from the 2021 Plan. As of January 31, 2022, there were 1,666,240 shares still available for issuance under the 2021 Plan.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2021	683,414	$11.13	3.05	$26,982
Granted	518,304	13.93
Cancelled / Forfeited	(174,941)	—
Outstanding at January 31, 2022	1,026,777	$12.07	2.68	$—
Exercisable at January 31, 2022	565,005	$4.90	1.15	$—

At January 31, 2022, there are unrecognized compensation costs related to non-vested stock options of $4.7 million, which are expected to be recognized over the next five years.

Vesting terms of option grants to one executive team member during the six months ended January 31, 2022 were modified to extend the vesting period by one year. This was accounted for as a modification, and no incremental compensation cost was recorded as the amount is nominal. In addition, the Company recorded a reversal of approximately $300 thousand in general and administrative expense in the three months ended January 31, 2022, related to forfeited stock options. The unamortized expense of $2.3 million related to the 105,602 unvested options will be recognized over the modified vesting term through September 2026.

The value of option grants is calculated using the Black-Scholes option pricing model with the following assumptions for options granted during the six months ended January 31, 2022:

Risk-free interest rate	0.67% - 1.7%
Expected term (in years)	6.04 - 6.11
Expected volatility	75% - 93%
Expected dividend yield	—%

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2021	1,007,975	$46.77
Granted	91,268	12.76
Vested	(77,474)	16.03
Cancelled / Forfeited	(942,169)	(48.51)
Non-vested shares at January 31, 2022	79,600	$23.68

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At January 31, 2022, there was $1.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 3.75 years.

On November 21, 2021, Ameet Mallik resigned as Chief Executive Officer of the Company, effective January 31, 2022. In connection with his resignation, there was a material forfeiture of the former CEO’s Class B restricted shares, resulting in a reversal of approximately $19.0 million in stock-based compensation expense that was previously recorded to selling, general and administrative expense. Additionally, pursuant to the terms of his employment agreement, the Company accrued $5.0 million in severance expense relating to his severance payout, which is included in accrued expenses on the consolidated balance sheet as of January 31, 2022, and included in selling, general and administrative expense on the consolidated statement of operations for the three and six months ended January 31, 2022.

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
	(unaudited, in thousands)		(unaudited, in thousands)
General and administrative	$7,756	$400	$15,419	$507
Research and development	274	105	464	212
Forfeiture of RSUs within general and administrative	(18,978)	—	(18,978)	—
Net stock-based compensation expense	$(10,948)	$505	$(3,095)	$719

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the year ended July 31, 2021, IDT and Genie each exercised 43,649 warrants, resulting in a total of 87,298 shares of Class B common stock issued for proceeds of approximately $2 million.

There were no exercises of warrants during the six months ended January 31, 2022. At January 31, 2022, the Company had outstanding warrants to purchase 26,189 shares of common stock at an exercise price of $22.91 per share, all of which expire June 6, 2022.

Grant to Board of Directors

In January 2022, the Company granted 33,360 restricted shares of Class B common stock to non-employee directors, 18,336 of which were granted from the 2018 Equity Incentive Plan, and 15,024 of which were granted from the 2021 Plan. The restricted shares vested immediately on the grant date. The share based compensation cost was approximately $151 thousand, which was included in selling, general and administrative expense in the consolidated statement of operations and comprehensive loss.

In January 2021, the Company granted a total of 12,609 restricted shares of Class B common stock to non-employee directors, all of which were granted from the 2018 Equity Incentive Plan. The restricted shares vested immediately on the grant date. The share based compensation cost was approximately $286 thousand, which was included in selling, general and administrative expense in the consolidated statement of operations and comprehensive loss.

NOTE 17 – LEASES

The Company is the lessor of certain properties which are leased to tenants under net operating leases with initial term expiration dates ranging from 2021 to 2029. Lease income included on the consolidated statements of operations and comprehensive loss was $0.9 million and $0.7 million for the three months ended January 31, 2022 and 2021, respectively, and $1.7 million and $1.5 million for the six months ended January 31, 2022 and 2021, respectively.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of January 31, 2022, under non-cancellable operating leases which expire on various dates through 2028 are as follows:

Year ending July 31,	Related Parties	Other	Total
	(in thousands)
2022 (remaining)	$1,043	$345	$1,388
2023	2,117	592	2,709
2024	2,155	538	2,693
2025	1,659	550	2,209
2026	—	562	562
Thereafter	—	1,570	1,570
Total Minimum Future Rental Income	$6,974	$4,157	$11,131

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 18 – SUBSEQUENT EVENTS

Issuance of Restricted Stock to Executives

On February 1, 2022, the Company issued 986,835 shares of Class B restricted stock to two members of the executive team. Approximately 24% of the restricted stock shares vest in December 2022, with the remaining shares vesting ratably each quarter through December 2025.

Withdrawal of Registration Statement

On February 2, 2022, the Company withdrew its Registration Statement on Form S-4, which terminated the Merger Agreement with Rafael Pharmaceuticals pursuant to certain sections of the Merger Agreement, effective immediately.

On February 15, 2022, the Company filed a Registration Statement on Form S-3 (as amended on March 2, 2022) registering the resale by the Institutional Investors of the shares purchased by them. The Registration Statement was declared effective on March 7, 2022.

Severance Payment

During February 2022, the Company paid approximately $5 million, from the restricted cash balance, in severance pay to Ameet Mallik, former CEO, in accordance with his separation and release agreement.

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

The Company has an investment in Rafael Pharmaceuticals, Inc., or Rafael Pharmaceuticals, that includes preferred and common equity interests and a warrant to purchase additional equity. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Rafael Pharmaceuticals in exchange for issuing Company Class B common stock to the other stockholders of Rafael Pharmaceuticals. We have provided debt and equity financing to Rafael Pharmaceuticals. On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Rafael Pharmaceuticals’ lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas, and following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat has recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In light of the Data Events, the Company concluded that currently the likelihood of further development of and prospects for CPI-613 is uncertain and has fully impaired in its financial statements for the six months ended January 31, 2022, the value of its loans, receivables, and investment in Rafael Pharmaceuticals based upon its valuation of Rafael Pharmaceuticals.

On February 2, 2022, the Company withdrew its Registration Statement on Form S-4, which terminated the merger agreement pursuant to certain sections of the merger agreement, effective immediately.

In 2019, the Company established the Barer Institute (“Barer”), an early-stage small molecule research institute focused on developing a pipeline of novel therapeutic compounds, including compounds to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer is led by a team of scientists and academic advisors considered to be among the leading experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer is pursuing collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Farber Partners, LLC (“Farber”) was formed to support agreements with Princeton University’s Office of Technology Licensing for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, including an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. The Company also holds a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage oncological pharmaceutical company based in Israel. In addition, the Company has invested in other early stage pharmaceutical ventures.

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

Business Update - COVID-19, War in Ukraine

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

The pandemic’s impacts on the Company’s and its affiliates’ operations and specifically the ongoing clinical trials being conducted by Rafael Pharmaceuticals are being managed by Rafael Pharmaceuticals and its agents.

Even with growing availability of testing and vaccines and the relaxation of public health measures that were implemented to limit the spread of the pandemic, there continues to be uncertainty around the COVID-19 pandemic and its impact.

The Company has implemented a number of measures to protect the health and safety of the Company’s workforce including a voluntary work-from-home policy for the Company’s workforce who can perform their jobs from home as well as restrictions on discretionary business travel. Most of our employees have returned to working from the office on a part-time basis.

The full impact of the COVID-19 pandemic on the Company will depend on factors such as the length of time of the pandemic; the responses of federal, state and local governments, the impact of future variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our employees, vendors, and other partners.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the companies in which we have investments, financial condition, and results of operations. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the Russian – Ukraine war on our business and the companies in which we have investments.

Results of Operations

Our business consists of two reportable segments - Pharmaceuticals and Real Estate. We evaluate the performance of our Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials, and our Real Estate segment based primarily on results of operations. Accordingly, the income and expense line items below loss from operations are only included in the discussion of consolidated results of operations.

Three and Six Months Ended January 31, 2022 Compared to Three and Six Months Ended January 31, 2021

Pharmaceuticals Segment

Our consolidated expenses for our Pharmaceuticals segment were as follows:

	Three Months Ended January 31,		Change
	2022	2021	$	%
	(unaudited, in thousands)
General and administrative	$1,714	$(1,733)	3,447	199%
Research and development	(3,335)	(1,568)	(1,767)	(113)%
Impairment - Altira	—	(7,000)	7,000	100%
Loss from operations	$(1,621)	$(10,301)	8,680	84%

	Six Months Ended January 31,		Change
	2022	2021	$	%
	(unaudited, in thousands)
General and administrative	$(10,383)	$(3,352)	(7,031)	(210)%
Research and development	(5,488)	(2,083)	(3,405)	(163)%
Provision for loss on receivable pursuant to line of credit	(25,000)	—	(25,000)	(100)%
Provision for losses on related party receivables	(10,095)	—	(10,095)	(100)%
Impairment – Altira	—	(7,000)	7,000	100%
Loss from operations	$(50,966)	$(12,435)	(38,531)	(310)%

To date, the Pharmaceuticals segment has not generated any revenues. The entirety of the expenses in the Pharmaceuticals segment relate to the activities of LipoMedix, Barer, Levco, Farber, and Rafael Medical Devices. As of January 31, 2022 we held a 100% interest in Barer, a 84% interest in LipoMedix, a 95% interest in Levco, and a 93% interest in Farber. Rafael Medical Devices in which we have a 100% interest, was created in fiscal year 2021.

General and administrative expenses.  General and administrative expenses consist mainly of payroll, severance, stock compensation expense, benefits, facilities, consulting and professional fees. The decrease in general and administrative expenses during the three months ended January 31, 2022 compared to the three months ended January 31, 2021 is primarily due to a net decrease in stock-based compensation of approximately $11.5 million (inclusive of a forfeiture of restricted stock units of approximately $19.0 million), an increase in severance expense of approximately $5.9 million, an increase in payroll expenses of approximately $1.4 million, an increase in professional fees of approximately $0.6 million, and increases in other administrative expenses. The majority of these increases were related to pre-launch activities for CPI-613 ® which are not expected to be recurring in light of the Data Events.

The increase in general and administrative expenses during six months ended January 31, 2022 compared to the six months ended January 31, 2021 is primarily due to severance expense of approximately $5.9 million, an increase in payroll expenses of approximately $2.7 million, an increase in professional fees of approximately $2.2 million, partially offset by a net decrease in stock based compensation expense of approximately $3.8 million (inclusive of a forfeiture of restricted stock units of approximately $19.0 million). The majority of these increases were related to pre-launch activities for CPI-613 ® which are not expected to be recurring in light of the Data Events.

Research and development expenses. Research and development expenses increased for the three and six months ended January 31, 2022 and 2021 due to increased activity at Barer, LipoMedix, Farber, and Rafael Medical Devices.

Loss on line of credit. Due to the Data Events, for the six months ended January 31, 2022, the Company recorded a full reserve on the $25 million due to the Company from Rafael Pharmaceuticals related to the Line of Credit Agreement.

Loss on related party receivables. Due to the Data Events, for the six months ended January 31, 2022, the Company recorded a loss of approximately $10.1 million related to the full reserve recorded on the RP Finance receivable of $9.375 million, and the full reserve recorded on the Rafael Pharmaceuticals receivable of $0.720 million.

Impairment expense - Altira. The Company recorded an impairment loss of $7 million related to the Company’s additional investment in 33.333% of Altira during the three and six months ended January 31, 2021.

Real Estate Segment

Our consolidated income and expenses for our Real Estate segment were as follows:

	Three Months Ended January 31,		Change
	2022	2021	$	%
	(unaudited, in thousands)
Rental – Third Party	$232	$190	42	22%
Rental – Related Party	705	527	178	34%
Parking	173	122	51	42%
Other - Related Party	—	120	(120)	(100)%
Selling, general and administrative	(818)	(1,034)	216	21%
Depreciation	(381)	(441)	60	14%
Loss from operations	$(89)	$(516)	427	83%

	Six Months Ended January 31,		Change
	2022	2021	$	%
	(unaudited, in thousands)
Rental – Third Party	$428	$426	2	—%
Rental – Related Party	1,225	1,047	178	(17)%
Parking	363	299	64	(21)%
Other	120	240	(120)	50%
Selling, general and administrative	(1,613)	(2,007)	394	20%
Depreciation	(763)	(878)	115	13%
Loss from operations	$(240)	$(873)	633	73%

Revenues. Total rental revenues increased by approximately $220 thousand and $180 thousand, and parking revenue increased by approximately $51 thousand and $64 thousand for the three and six months ended January 31, 2022, respectively. The increase in rental revenues is attributable to an increase in real estate tax escalations of approximately $178 thousand from a related party. The increase in parking revenue is related to increased activity at the Company’s garage at 520 Broad Street in Newark.

Selling, general and administrative expenses.  Selling, general and administrative expenses consist mainly of payroll, benefits, facilities, consulting and professional fees. The decrease in selling, general and administrative expenses of approximately $216 thousand and $394 thousand for the three and six months ended January 31, 2022, respectively, is primarily due to a decrease in real estate tax costs due to the sale of the building in Piscataway, New Jersey, partially offset by other increases in administrative expenses.

Depreciation expenses. Depreciation expenses decreased by approximately $60 thousand and decreased by approximately $115 thousand for the three and six months ended January 31, 2022, respectively, compared to the three and six months ended January 31, 2021, due to the sale of the building in Piscataway, New Jersey.

Consolidated Operations

Our consolidated income and expense line items below income from operations were as follows:

	Three Months Ended January 31,		Change
	2022	2021	$	%
	(unaudited, in thousands)
Loss from operations	$(1,710)	$(10,817)	9,107	84%
Interest expense, net	(397)	(1)	(396)	(39600)%
Unrealized (loss) gain on investments - Hedge Funds	(454)	2,489	(2,943)	(118)%
Loss before income taxes	(2,561)	(8,329)	5,768	69%
Provision for income taxes	(4)	(4)	—	—%
Equity in earnings of RP Finance	—	96	(96)	(100)%
Consolidated net loss	(2,565)	(8,237)	5,672	69%
Net loss attributable to noncontrolling interests	(244)	(72)	(172)	(239)%
Net loss attributable to Rafael Holdings, Inc.	$(2,321)	$(8,165)	5,844	72%

	Six Months Ended January 31,		Change
	2022	2021	$	%
	(unaudited, in thousands)
Loss from operations	$(51,206)	$(13,308)	(37,898)	(285)%
Interest expense, net	(807)	(1)	(806)	(80600)%
Gain on sale of building	—	749	(749)	100%
Impairment of investments - Other Pharmaceuticals	—	(724)	724	(100)%
Impairment of cost method investment - Rafael Pharmaceuticals	(79,141)	—	(79,141)	(100)%
Unrealized (loss) gain on investments - Hedge Funds	(243)	3,433	(3,676)	(107)%
Loss before income taxes	(131,397)	(9,851)	(121,546)	(1234)%
Provision for income taxes	(4)	(9)	5	56%
Equity in (loss) earnings of RP Finance	(575)	192	(767)	(399)%
Consolidated net loss	(131,976)	(9,668)	(122,308)	(1265)%
Net loss attributable to noncontrolling interests	(17,631)	(57)	(17,574)	(30832)%
Net loss attributable to Rafael Holdings, Inc.	$(114,345)	$(9,611)	(104,734)	(1090)%

Interest expense, net. Interest expense, net was $397 thousand and $807 thousand the three and six months ended January 31, 2022, respectively, and $1 thousand for the three and six months ended January 31, 2021. The interest expense for the three months ended January 31, 2022 is due to the amortization of the debt discount and the interest related to the note payable. The increase in interest expense for the six months ended January 31, 2022 is primarily related to the full six months of amortization of the debt discount and the interest related to the note payable. We recorded a reserve on related party interest receivable on the line of credit of $0.6 million and $0.8 million for the three and six months ended January 31, 2022, respectively.

Gain on sale of building. In August 2020, we sold a building located in Piscataway, New Jersey, and recognized a gain on the sale of approximately $749 thousand for the six months ended January 31, 2021.

Impairment of investments - Other Pharmaceuticals. We recorded an impairment loss of $724 thousand related to our investment in Nanovibronix using the measurement alternative for the six months ended January 31, 2021.

Impairment of cost method investment - Rafael Pharmaceuticals. In connection with the Data Events, we recorded a full impairment charge during the six months ended January 31, 2022 related to our cost method investment in Rafael Pharmaceuticals in the amount of $79 million.

Unrealized (loss) gain on investments - Hedge Funds. We recorded unrealized (losses) gains of approximately $(454) thousand and $2.5 million for the three months ended January 31, 2022 and 2021, respectively, and approximately $(243) thousand and $3.4 million for the six months ended January 31, 2022 and 2021, respectively.

Equity in (loss) earnings of RP Finance. We recognized approximately $0 and $96 thousand in earnings from our ownership interest in RP Finance for the three months ended January 31, 2022, and 2021, respectively. We recognized a loss of $575 thousand and earnings of $192 thousand from our ownership interest in RP Finance for the six months ended January 31, 2022 and 2021, respectively.

Net loss attributable to noncontrolling interests. The change in the net loss attributable to noncontrolling interests was due to an approximate $17.3 million loss related to the Rafael Pharmaceuticals impairment loss (the total impairment loss was approximately $79 million) which was applicable to noncontrolling interests in certain of the Company’s subsidiaries and was allocated to the holders of interests in CS Pharma and Pharma Holdings in the approximate amounts of $10.4 million and $6.9 million, respectively, for the six months ended January 31, 2022. The additional change is related to the loss from LipoMedix, Farber, and Levco for the three months ended January 31, 2022.

Liquidity and Capital Resources

General

As of January 31, 2022, we had cash and cash equivalents of $65.0 million (excluding restricted cash) in addition to our investment in hedge funds valued at $5.0 million. We expect the balance of cash and cash equivalents and investment in hedge funds to be sufficient to meet our obligations for the next 12 months from the issuance of these consolidated financial statements.

	January 31,
	2022	2021
Cash flows (used in) provided by	(unaudited, in thousands)
Operating activities	$(13,811)	$(5,527)
Investing activities	(26,937)	(8,420)
Financing activities	97,868	13,809
Effect of exchange rates on cash and cash equivalents	51	18
Increase (decrease) in cash and cash equivalents	$57,171	$(120)

Operating Activities

The increase in cash used in operating activities for the six months ended January 31, 2022 as compared to the six months ended January 31, 2021 was primarily related to the net loss of $132.0 million, partially offset by the impact from noncash items, primarily the impairment of cost method investment in Rafael Pharmaceuticals of $79 million, the reserve on the amounts due the Company from Rafael Pharmaceuticals related to the Line of Credit Agreement for $25 million, the reserve on receivables due from Rafael Pharmaceuticals totaling $10.1 million, and an increase in accounts payable and accrued expenses of $5.4 million, as well as other changes in assets and liabilities.

Investing Activities

Cash used in investing activities for the six months ended January 31, 2022 was primarily related to amounts loaned to Rafael Pharmaceuticals of approximately $25 million pursuant to the Line of Credit Agreement and the payments to fund our portion of advances under the line of credit between RP Finance and Rafael Pharmaceuticals in the amount of approximately $1.9 million.

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

Financing Activities

Cash provided by financing activities for the six months ended January 31, 2022 was primarily related to proceeds of approximately $104 million related to the sale of our common stock to investors and a related party, partially offset by payment of transactions costs of $6.2 million.

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

Trends and Uncertainties – COVID-19, War in Ukraine

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

The pandemic’s impacts on the Company’s and its affiliates’ operations and specifically the ongoing clinical trials being conducted by Rafael Pharmaceuticals are being managed by Rafael Pharmaceuticals and its agents.

Even with growing availability of testing and vaccines and the relaxation of public health measures that were implemented to limit the spread of the pandemic, there continues to be uncertainty around the COVID-19 pandemic and its impact.

The Company has implemented a number of measures to protect the health and safety of the Company’s workforce including a voluntary work-from-home policy for the Company’s workforce who can perform their jobs from home as well as restrictions on discretionary business travel. Most of our employees have returned to working from the office on a part-time basis.

The full impact of the COVID-19 pandemic on the Company will depend on factors such as the length of time of the pandemic; the responses of federal, state and local governments, the impact of future variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our employees, vendors, and other partners.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the companies in which we have investments, financial condition, and results of operations. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the Russian – Ukraine war on our business and the companies in which we have investments.

Critical Accounting Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K, for fiscal 2021 (“2021 Form 10-K”).

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2021 Form 10-K. There have been no material changes in our critical accounting policies and procedures during the six months ended January 31, 2022.

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

We are monitoring the potential impacts of the COVID-19 pandemic and the war in Ukraine on our business and the companies in which we have investments. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact on the global financial markets may reduce our ability to access capital, which could negatively impact our long-term liquidity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of January 31, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of January 31, 2022, because of a material weakness in our internal control over financial reporting identified during the six months ended January 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We determined that there was an error in our accounting for items of income (loss) attributable to the non-controlling interests in two of our legal entities. Specifically, we did not correctly allocate losses to our noncontrolling interests, as the Company processed journal entries related to an impairment loss and other items of income (loss) outside of the normal consolidation process, and effective reviews of the consolidation did not occur. We determined that a material weakness in our internal control over financial reporting exists as we did not maintain effective internal controls over the Company’s consolidation process and accounting for items of income (loss) attributable to the non-controlling interests.

The Company assessed whether there was a reasonable possibility that a material misstatement would not have been prevented or detected on a timely basis as a result of the above control deficiencies.

The control deficiencies resulted in material errors in items of income (loss) attributed to noncontrolling interests previously disclosed in the Company’s interim consolidated financial statements and other items of income (loss) for the three-month and six-month periods ended January 31, 2022. Based on these factors, the Company concluded that the deficiencies noted above rise to the level of a material weakness as of January 31, 2022.

Status of Remediation of Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed, the Company’s management, including its Certifying Officers, identified a material weakness in the Company’s internal control over financial reporting during the three months ended October 31, 2021 related to the Company’s design of the control around the application of authoritative guidance related to earnings per share in accordance with generally accepted accounting principles in the United States. As a result of the material weaknesses identified as related to earnings per share and the accounting for items of income (loss) attributable to the noncontrolling interests, the Company filed a restatement of its quarterly report on Form 10-Q for the quarter ended October 31, 2021.

To address the material weakness described above, the Company has expanded its controls related to the calculation of earnings per share to include enhanced reconciliation procedures between common shares issued during the period and unvested restricted shares. The enhanced controls were implemented immediately upon identification of the material weakness and the Company’s management, including its Certifying Officers, determined that we fully remediated the material weakness as of January 31, 2022. We will continue to monitor the effectiveness of these controls and will make any further changes management determines necessary.

We are in the process of enhancing our internal controls for the aforementioned material weakness related to the accounting for noncontrolling interests.

In addition, management is continuing to develop the design and implementation of internal controls to require appropriate reviews as well as retain documentation of those reviews. We continuously evaluate the effectiveness of our internal control over financial reporting and may implement additional changes or remediation efforts as we implement the above actions. The deficiency will be determined to be remediated when revised controls have been operating for a reasonable period of time and have been tested to determine they are operating effectively. The remediation actions are being monitored by the Audit Committee of our Board of Directors.

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the changes to address the remediation of the material weakness as discussed above.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2021, except for the following:

We have identified material weaknesses in our internal control over financial reporting.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements.

We have identified two material weaknesses in our internal control over financial reporting related to the accounting for the allocation of losses to our noncontrolling interests and the calculation of weighted average shares outstanding used in earnings per share as of October 31, 2021, one of which has been determined to have been remediated by January 31, 2022. As a result, our management has concluded that our disclosure controls and procedures were not effective as of January 31, 2022. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q.

As we work towards remediating the remaining material weakness, we are designing and implementing controls related to our financial close and consolidation process in accordance with generally accepted accounting principles in the United States.

If additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

Date: March 17, 2022	Rafael Holdings, Inc.

	By:	/s/ William Conkling
William Conkling
Chief Executive Officer

	By:	/s/ Patrick Fabbio
Patrick Fabbio
Chief Financial Officer