Form 10-Q
period 2022-04-30
Rafael Holdings, Inc.
filed 2022-06-14
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2022.

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

The number of shares outstanding of the registrant’s common stock as of June 12, 2022 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	20,016,413 shares

RAFAEL HOLDINGS, INC.

i

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	April 30, 2022	July 31, 2021
		(Note 2)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,965	$7,854
Restricted cash	—	5,000
Available-for-sale securities	30,407	—
Interest receivable	258	—
Trade accounts receivable, net of allowance for doubtful accounts of $186 and $193 at April 30, 2022 and July 31, 2021, respectively	631	235
Due from Cornerstone Pharmaceuticals, net of allowance for losses on related party receivables of $720 and $0 at April 30, 2022 and July 31, 2021, respectively	—	600
Prepaid expenses and other current assets	2,251	1,075
Total current assets	62,512	14,764

Property and equipment, net	42,183	43,238
Equity investment – RP Finance LLC	—	575
Due from RP Finance LLC, net of allowance for losses on related party receivables of $9,375 and $0 at April 30, 2022 and July 31, 2021, respectively	—	7,500
Investments – Cornerstone Pharmaceuticals	—	79,141
Investments – Other Pharmaceuticals	477	477
Investments – Hedge Funds	4,684	5,268
In-process research and development and patents	1,575	1,575
Other assets	1,351	1,517
TOTAL ASSETS	$112,782	$154,055
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$873	$1,160
Accrued expenses	1,335	1,227
Other current liabilities	611	252
Due to related parties	69	136
Note payable, net of debt issuance costs	14,903	14,528
Total current liabilities	17,791	17,303

Other liabilities	85	48
TOTAL LIABILITIES	17,876	17,351

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of April 30, 2022 and July 31, 2021, respectively	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 20,004,234 issued and 19,981,157 outstanding as of April 30, 2022, and 16,947,066 issued and 16,936,864 outstanding as of July 31, 2021	200	169
Additional paid-in capital	254,892	159,136
Accumulated deficit	(160,673)	(40,799)
Accumulated other comprehensive loss related to unrealized loss on available-for-sale securities	(48)	—
Accumulated other comprehensive income related to foreign currency translation adjustment	3,767	3,772
Total equity attributable to Rafael Holdings, Inc.	98,146	122,286
Noncontrolling interests	(3,240)	14,418
TOTAL EQUITY	94,906	136,704
TOTAL LIABILITIES AND EQUITY	$112,782	$154,055

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
REVENUE
Rental – Third Party	$196	$228	$624	$654
Rental – Related Party	524	523	1,749	1,570
Parking	155	119	518	418
Other – Related Party	—	120	120	360
Total revenue	875	990	3,011	3,002

COSTS AND EXPENSES
Selling, general and administrative	3,940	3,006	15,936	8,365
Research and development	1,413	1,262	6,901	3,345
Depreciation and amortization	379	201	1,142	1,079
Provision for loss on receivable pursuant to line of credit	—	—	25,000	—
Provision for losses on related party receivables	—	—	10,095	—
Impairment - Altira	—	—	—	7,000
Loss from operations	(4,857)	(3,479)	(56,063)	(16,787)

Interest expense	(399)	(3)	(1,211)	(5)
Interest income	53	2	58	3
Gain on sale of building	—	—	—	749
Impairment of investments - Other Pharmaceuticals	—	—	—	(724)
Impairment of cost method investment - Cornerstone Pharmaceuticals	—	—	(79,141)	—
Loss on available-for-sale securities	(2)	—	(2)	—
Unrealized (loss) gain on investments - Hedge Funds	(341)	738	(584)	4,171
Loss before income taxes	(5,546)	(2,742)	(136,943)	(12,593)
Provision for income taxes	(2)	(4)	(6)	(13)
Equity in earnings (loss) of RP Finance	—	96	(575)	288
Consolidated net loss	(5,548)	(2,650)	(137,524)	(12,318)
Net loss attributable to noncontrolling interests	(19)	(97)	(17,650)	(154)
Net loss attributable to Rafael Holdings, Inc.	$(5,529)	$(2,553)	$(119,874)	$(12,164)

OTHER COMPREHENSIVE LOSS
Consolidated net loss	$(5,548)	$(2,650)	$(137,524)	$(12,318)
Unrealized loss on available-for-sale securities	(48)	—	(48)	—
Foreign currency translation adjustment	(160)	5	(5)	4
Total comprehensive loss	(5,756)	(2,645)	(137,577)	(12,314)
Comprehensive gain (loss) attributable to noncontrolling interests	4	(28)	(17,677)	(39)
Total comprehensive loss attributable to Rafael Holdings, Inc.	$(5,760)	$(2,617)	$(119,900)	$(12,275)

Loss per share
Basic and diluted	$(0.28)	$(0.15)	$(6.16)	$(0.75)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	19,759,114	16,668,624	19,472,178	16,216,969

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

 (unaudited, in thousands, except share data)

	Three Months Ended April 30, 2022
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated other comprehensive	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at January 31, 2022	787,163	$8	19,029,012	$190	$253,896	$(155,144)	$3,927	$(3,221)	$99,656
Net loss for the three months ended April 30, 2022	—	—	—	—	—	(5,529)	—	(19)	(5,548)
Stock-based compensation	—	—	987,542	10	997	—	—	—	1,007
Forfeiture of restricted stock	—	—	(34,808)	—	—	—	—	—	—
Shares withheld for payroll taxes	—	—	(589)	—	(1)	—	—	—	(1)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(48)		(48)
Foreign currency translation adjustment	—	—	—	—	—	—	(160)	—	(160)
Balance at April 30, 2022	787,163	$8	19,981,157	$200	$254,892	$(160,673)	$3,719	$(3,240)	$94,906

	Nine Months Ended April 30, 2022
	Common Stock, Series A		Common Stock, Series B		Additional paid-in	Accumulated	Accumulated other comprehensive	Non controlling	Total
	Shares	Amount	Shares	Amount	capital	Deficit	income	interests	Equity
Balance at July 31, 2021	787,163	$8	16,936,864	$169	$159,136	$(40,799)	$3,772	$14,418	$136,704
Net loss for the nine months ended April 30, 2022	—	—	—	—	—	(119,874)	—	(17,650)	(137,524)
Stock-based compensation	—	—	1,050,902	11	16,879	—	—	—	16,890
Forfeiture of restricted stock	—	—	(943,305)	(9)	(18,969)	—	—	—	(18,978)
Common stock sold to investors	—	—	2,833,425	28	99,142	—	—	—	99,170
Transaction costs incurred in connection with sale of common stock	—	—	—	—	(6,228)	—	—	—	(6,228)
Common stock sold to related party	—	—	112,501	1	4,996	—	—	—	4,997
Acquisition of additional ownership interest in LipoMedix	—	—	—	—	8	—	—	(8)	—
Shares withheld for payroll taxes	—	—	(9,230)	—	(72)	—	—	—	(72)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(48)	—	(48)
Foreign currency translation adjustment	—	—	—	—	—	—	(5)	—	(5)
Balance at April 30, 2022	787,163	$8	19,981,157	$200	$254,892	$(160,673)	$3,719	$(3,240)	$94,906

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended April 30, 2021
	Common Stock, Series A		Common Stock, Series B		Additional Paid in	Accumulated	Accumulated other comprehensive	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at January 31, 2021	787,163	$8	15,652,120	$155	$142,746	$(25,866)	$3,761	$14,583	$135,387
Net loss for the three months ended April 30, 2021	—	—	—	—	—	(2,553)	—	(97)	(2,650)
Stock-based compensation	—	—	—	—	304	—	—	—	304
Shares issued - Investment in Altira	—	—	231,464	2	6,248	—	—	—	6,250
Shares withheld for payroll taxes	—	—	(920)	—	(39)	—	—	—	(39)
Warrants exercised	—	—	87,298	1	1,999	—	—	—	2,000
Foreign currency translation adjustment	—	—	—	—	—	—	5	—	5
Balance at April 30, 2021	787,163	$8	15,969,962	$158	$151,258	$(28,419)	$3,766	$14,486	$141,257

	Nine Months Ended April 30, 2021
	Common Stock, Series A		Common Stock, Series B		Additional Paid in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at July 31, 2020	787,163	$8	15,028,536	$149	$129,136	$(16,255)	$3,762	$13,728	$130,528
Net loss for the nine months ended April 30, 2021	—	—	—	—	—	(12,164)	—	(154)	(12,318)
Stock-based compensation	—	—	41,082	—	737	—	—	—	737
Stock-based compensation to Board of Directors	—	—	12,609	—	286	—	—	—	286
Shares issued - Securities Purchase Agreements	—	—	567,437	6	12,994	—	—	—	13,000
Shares issued - Investment in Altira	—	—	231,464	2	6,248	—	—	—	6,250
Shares withheld for payroll taxes	—	—	(7,214)	—	(185)	—	—	—	(185)
Warrants exercised	—	—	87,298	1	1,999	—	—	—	2,000
Stock options exercised	—	—	8,750	—	43	—	—	—	43
Capital contribution for noncontrolling interest	—	—	—	—	—	—	—	912	912
Foreign currency translation adjustment	—	—	—	—	—	—	4	—	4
Balance at April 30, 2021	787,163	$8	15,969,962	$158	$151,258	$(28,419)	$3,766	$14,486	$141,257

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended April 30,
	2022	2021
Operating activities
Consolidated net loss	$(137,524)	$(12,318)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	1,142	1,079
Deferred income taxes	—	15
Net unrealized loss (gain) on investments - Hedge Funds	584	(4,171)
Realized loss on available-for-sale securities	2	—
Impairment of investments - Other Pharmaceuticals	—	724
Impairment of cost method investment - Cornerstone Pharmaceuticals	79,141	—
Impairment - Altira	—	7,000
Provision for loss on receivable pursuant to line of credit	25,000	—
Equity in loss (earnings) of RP Finance	575	(288)
Provision for losses on related party receivables	10,095	—
Provision for doubtful accounts	(7)	(183)
Stock-based compensation, net	(2,088)	1,023
Amortization of debt discount	375	—
Gain on sale of building	—	(749)

Change in assets and liabilities:
Interest receivable	(258)	—
Trade accounts receivable	(390)	202
Prepaid expenses and other current assets	(1,175)	(352)
Other assets	166	98
Accounts payable and accrued expenses	(179)	(459)
Other current liabilities	514	120
Due to related parties	(67)	60
Due from Cornerstone Pharmaceuticals	(120)	(362)
Other liabilities	37	(59)
Net cash used in operating activities	(24,177)	(8,620)

Investing activities
Purchases of property and equipment	(87)	(237)
Payment to fund RP Finance Line of Credit	(1,875)	(3,750)
Payment to Cornerstone Pharmaceuticals pursuant to Line of Credit	(25,000)	—
Purchases of available-for-sale securities	(32,957)	—
Proceeds from maturities of available-for-sale securities	2,500	—
Proceeds from sale of building	—	3,658
Proceeds related to distribution from Hedge Funds	—	2,000
Purchase of Investment in Altira	—	(1,250)
Investment in Cornerstone Pharmaceuticals	—	(9,123)
Net cash used in investing activities	(57,419)	(8,702)

Financing activities
Contribution from noncontrolling interest of consolidated entity	—	912
Proceeds from exercise of options	—	43
Proceeds from exercise of warrants	—	2,000
Proceeds from issuance of common stock	104,167	13,000
Payment of transaction costs incurred in connection with sale of common stock	(6,228)	—
Payments for taxes related to shares withheld for employee taxes	(72)	(185)
Net cash provided by financing activities	97,867	15,770

Effect of exchange rate changes on cash and cash equivalents	(160)	25
Net increase (decrease) in cash and cash equivalents and restricted cash	16,111	(1,527)
Cash and cash equivalents, and restricted cash, beginning of period	12,854	6,206
Cash and cash equivalents, and restricted cash, end of period	$28,965	$4,679

Supplemental schedule of noncash investing and financing activities
Common shares issued for payment of purchase price for Altira equity	$—	$6,250
Acquisition of additional ownership interest in LipoMedix	$8	$—

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

The Company has an investment in Cornerstone Pharmaceuticals, Inc. (“Cornerstone Pharmaceuticals”), formerly known as Rafael Pharmaceuticals Inc., or Rafael Pharmaceuticals, that includes preferred and common equity interests and a warrant to purchase additional equity. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Cornerstone Pharmaceuticals in exchange for issuing Company Class B common stock to the other stockholders of Cornerstone Pharmaceuticals. On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Cornerstone Pharmaceuticals’ lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas, and following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In connection with the preparation of the Company’s first quarter financial statements, accounting principles generally accepted in the United States of America (“U.S. GAAP”) required that the Company assess the impact of the Data Events and determine whether the carrying values of the Company’s assets were impaired based upon the Company’s expectations to realize future value. In light of the Data Events, the Company concluded that currently the likelihood of further development of and prospects for CPI-613 is uncertain and has fully impaired in the Company’s financial statements for the nine months ended April 30, 2022, as well as the value of its loans, receivables, and investment in Cornerstone Pharmaceuticals based upon its valuation of Cornerstone Pharmaceuticals. On February 2, 2022, the Company withdrew its Registration Statement on Form S-4, which terminated the merger agreement pursuant to certain sections of the merger agreement, effective immediately.

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

The Company’s commercial real estate holdings consist of a building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and several tenants and an associated 800-car public garage, and a portion of a building in Israel. The Company has entered into an agreement to sell the building and garage. Refer to Note 19 for further details.

The “Company” in these consolidated financial statements refers to Rafael Holdings and its subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All majority-owned subsidiaries are consolidated with all intercompany transactions and balances eliminated in consolidation or combination. In addition to Rafael Holdings, Inc., the subsidiaries included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100%
The Barer Institute, LLC	United States – Delaware	100%
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, LLC	United States – Delaware	100%
Levco Pharmaceuticals Ltd.	Israel	95%
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90%
LipoMedix Pharmaceuticals Ltd.	Israel	84%
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC	United States – Delaware	45%*

*	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership in Pharma Holdings, LLC and, therefore, an effective 45% interest in CS Pharma Holdings, LLC.

On March 15, 2022, the Company dissolved IDT 225 Old NB Road, LLC.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ended in the calendar year indicated (e.g., fiscal 2021 refers to the fiscal year ended July 31, 2021).

Operating results for the three and nine months ended April 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2022. The balance sheet at July 31, 2021 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal 2021, or the 2021 Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Reclassifications

During the third quarter of fiscal 2022, the Company determined that it would revise the presentation of interest expense and interest income on its Consolidated Statements of Operations and Comprehensive Loss. The revised presentation is comprised of a reclassification of interest income out of interest expense, net and presentation of the two figures as separate line items on the Consolidated Statements of Operations and Comprehensive Loss for all periods presented.

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

Liquidity

As of April 30, 2022, the Company had cash and cash equivalents of $29.0 million, investments in corporate bonds valued at $30.4 million, and an investment in hedge funds valued at $4.7 million. The Company expects the balance of cash and cash equivalents, investments in corporate bonds, and investment in hedge funds to be sufficient to meet our obligations for the next 12 months from the issuance of these consolidated financial statements.

Risks and Uncertainties - COVID-19, War in Ukraine

In late 2019, a novel strain of coronavirus, SARS-CoV, which causes COVID-19, was identified and has proved to be highly contagious. It has since spread extensively throughout the world, including the United States, and was declared a global pandemic by the World Health Organization in March 2020. The Company actively monitors the outbreak, including the spread of new variants of interest, and its potential impact on the Company’s operations and those of the Company’s holdings.

Even with growing availability of testing and vaccines and the relaxation of public health measures that were implemented to limit the spread of the pandemic, there continues to be uncertainty around the COVID-19 pandemic and its impact.

The Company had implemented a number of measures to protect the health and safety of the Company’s workforce including a voluntary work-from-home policy for the Company’s workforce who can perform their jobs from home as well as restrictions on discretionary business travel. Most of our employees have returned to working from the office on a part-time basis.

The full impact of the COVID-19 pandemic on the Company will depend on factors such as the length of time of the pandemic; the responses of federal, state and local governments; the impact of future variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our employees, vendors, and other partners.

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

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited. For the three and nine months ended April 30, 2022, related parties represented 60% and 58% of the Company’s revenue, respectively, and as of April 30, 2022, two customers, one of which is a related party, represented 70% and 18% of the Company’s accounts receivable balance, respectively. For the three and nine months ended April 30, 2021, related parties represented 62% and 63%, respectively, of the Company’s revenue, and as of April 30, 2021, two customers, one of which is a related party, represented 41% and 36% of the Company’s accounts receivable balance, respectively.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash represented escrow funds held in bank accounts owned by the Company to be used to pay the severance due the chief executive officer for termination without cause, pursuant to his employment agreement. The Company did not have the right to use this cash balance for any other purpose. During February 2022, the Company paid approximately $5 million, from the restricted cash balance, in severance pay to Ameet Mallik, former CEO, in accordance with his separation and release agreement.

Reserve for Receivables

The Company evaluates accounts receivable, loans, interest and fees receivable for impairment under Accounting Standards Codification (“ASC”) 310, Receivables. The Company also evaluates the reserve for losses and estimates collectability of accounts receivable, loans, interest and fees receivable based on historical bad debt experience, management’s assessment of the financial condition of individual companies with which the Company conducts business, current market conditions, and reasonable and supportable forecasts of future economic conditions.

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

Investments - Hedge Funds

The Company accounts for its investments in hedge funds in accordance with ASC 321 Investments – Equity Securities. Unrealized gains and losses resulting from the change in fair value of these securities is included in unrealized (loss) gain on investments – Hedge Funds in the Consolidated Statements of Operations.

Corporate Bonds

The Company’s marketable securities are considered to be available-for-sale as defined under ASC 320 “Investments - Debt and Equity Securities,” and are recorded at fair value. Unrealized gains or losses are included in accumulated other comprehensive income. Realized gains or losses are released from accumulated other comprehensive income and into earnings on the Consolidated Statements of Operations and Comprehensive Loss.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Variable Interest Entities

In accordance with ASC 810, Consolidation, the Company assesses whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.

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

Cost Method Investments - The Company has determined that Cornerstone Pharmaceuticals (see Note 3) is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cornerstone Pharmaceuticals that most significantly impact Cornerstone Pharmaceuticals’ economic performance. The Company’s investment in Cornerstone Pharmaceuticals is presented as “Investments - Cornerstone Pharmaceuticals.”

Equity Method Investments - The Company has determined that RP Finance, LLC (“RP Finance”), (see Note 5), is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. The Company accounts for its investment in RP Finance using the equity method of accounting.

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

NOTE 3 – INVESTMENT IN CORNERSTONE PHARMACEUTICALS

Equity Investment in Cornerstone Pharmaceuticals and Impairment of Cost Method Investment

Cornerstone Pharmaceuticals is a clinical stage, cancer metabolism-based therapeutics company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells.

The Company owns equity interests and rights in Cornerstone Pharmaceuticals through a 90%-owned non-operating subsidiary, Pharma Holdings, LLC, or Pharma Holdings.

Pharma Holdings owns 50% of CS Pharma Holdings, LLC, or CS Pharma, a non-operating entity that owns equity interests in Cornerstone Pharmaceuticals. Accordingly, the Company holds an effective 45% indirect interest in the assets held by CS Pharma.

A trust for the benefit of the children of Howard Jonas (Chairman of the Board and former Chief Executive Officer of the Company and Chairman of the Board of Cornerstone Pharmaceuticals) holds a financial instrument (the “Instrument”) that owns 10% of Pharma Holdings.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pharma Holdings holds 44.0 million shares of Cornerstone Pharmaceuticals Series D Convertible Preferred Stock and a warrant to increase the combined ownership of Pharma Holdings and CS Pharma to up to 56% of the fully diluted equity interests in Cornerstone Pharmaceuticals (the “Warrant”). The exercise price of the Warrant is the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments.

On March 25, 2020, the Board of Directors of Cornerstone Pharmaceuticals extended the expiration date of the Warrant held by Pharma Holdings to purchase shares of the Warrant from December 31, 2020 to June 30, 2021, and on August 31, 2020 the Board of Directors of Cornerstone Pharmaceuticals further extended the expiration date of the Warrant held by Pharma Holdings, LLC to purchase shares of the Warrant to August 15, 2021. In connection with the merger agreement, the Warrant expiration was extended to April 1, 2022. The Company has asserted that it may be entitled to a further extension of the Warrant. At this time, the Company does not intend to exercise the Warrant.

Pharma Holdings also holds certain governance rights in Cornerstone Pharmaceuticals including appointment of directors. Pharma Holdings is not the primary beneficiary of Cornerstone Pharmaceuticals as it does not control or direct the activities of Cornerstone Pharmaceuticals that most significantly impact Cornerstone Pharmaceuticals’ economic performance.

CS Pharma holds 16.7 million shares of Cornerstone Pharmaceuticals Series D Convertible Preferred Stock. CS Pharma owned a $10 million Series D Convertible Note, with 3.5% interest, in Cornerstone Pharmaceuticals which was converted to shares of Series D Preferred Stock in January 2019.

The Company and its subsidiaries collectively own securities representing 51% of the outstanding capital stock of Cornerstone Pharmaceuticals and 41% of the capital stock on a fully diluted basis (excluding the remainder of the Warrant).

The Series D Convertible Preferred Stock has a stated value of $1.25 per share (subject to appropriate adjustment to reflect any stock split, combination, reclassification or reorganization of the Series D Preferred Stock or any dilutive issuances, as described below). Holders of Series D Stock are entitled to receive non-cumulative dividends when, as and if declared by the Board of Cornerstone Pharmaceuticals, prior to any dividends to any other class of capital stock of Cornerstone Pharmaceuticals. In the event of any liquidation, dissolution or winding up Cornerstone Pharmaceuticals, or in the event of any deemed liquidation, proceeds from such liquidation, dissolution or winding up shall be distributed first to the holders of Series D Stock. Except with respect to certain major decisions, or as required by law, holders of Series D Stock vote together with the holders of the other preferred stock and common stock and not as a separate class.

The Company serves as the managing member of Pharma Holdings, and Pharma Holdings serves as the managing member of CS Pharma, with broad authority to make all key decisions regarding their respective holdings. Any distributions that are made to CS Pharma from Cornerstone Pharmaceuticals that are in turn distributed by CS Pharma, will need to be made pro rata to all members, which would entitle Pharma Holdings to 50% (based on current ownership) of such distributions. Similarly, if Pharma Holdings were to distribute proceeds it receives from CS Pharma, it would do so on a pro rata basis, entitling the Company to 90% (based on current ownership) of such distributions.

The Company evaluated its investments in Cornerstone Pharmaceuticals in accordance with ASC 323, Investments - Equity Method and Joint Ventures, to establish the appropriate accounting treatment for its investment and has concluded that its investment did not meet the criteria for the equity method of accounting or consolidation and is carried at cost.

The Company has determined that Cornerstone Pharmaceuticals is a VIE; however, the Company has determined that it is not the primary beneficiary as it does not have the power to direct the activities of Cornerstone Pharmaceuticals that most significantly impact Cornerstone Pharmaceuticals’ economic performance. In addition, the interests held in Cornerstone Pharmaceuticals are Series D Convertible Preferred Stock and do not represent in-substance common stock.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Instrument holds a contractual right to receive additional shares of Cornerstone Pharmaceuticals capital stock equal to 10% of the fully diluted capital stock of Cornerstone Pharmaceuticals (the “Bonus Shares”) upon the achievement of certain milestones. The additional 10% is based on the fully diluted capital stock of Cornerstone Pharmaceuticals, excluding the remainder for the Warrant, at the time of issuance. If any of the milestones are met, the Bonus Shares are to be issued without any additional payment.

Pharma Holdings holds the Warrant to purchase a significant stake in Cornerstone Pharmaceuticals, as well as other equity and governance rights in Cornerstone Pharmaceuticals. The Company currently owns 51% of the issued and outstanding equity in Cornerstone Pharmaceuticals. Approximately 8% of the issued and outstanding equity is owned by the Company’s subsidiary CS Pharma and 43% is held by the Company’s subsidiary Pharma Holdings. The Company’s subsidiary Pharma Holdings holds the Warrant, which is non-dilutable and provides for the Company to increase its (via Pharma Holdings and CS Pharma and inclusive of the interests held by the other owners of those entities) total ownership to 56%. Based on the current shares issued and outstanding of Cornerstone Pharmaceuticals as of July 31, 2021, the Company, and the Company’s affiliates, would need to pay approximately $13.5 million to exercise the Warrant in full to 56%. On an as-converted fully diluted basis (for all convertible securities of Cornerstone Pharmaceuticals outstanding), the Company and the Company’s affiliates would need to pay approximately $118 million to exercise the Warrant in full (including to offset the impact of additional issuances of Cornerstone Pharmaceuticals equity under the Line of Credit, as defined below). The Instrument holds 10% of the interest in Pharma Holdings and would need to contribute 10% of any cash necessary to exercise any portion of the Warrant. Following any exercise, a portion of the Company’s interest in Cornerstone Pharmaceuticals would continue to be held for the benefit of the other equity holders in Pharma Holdings and CS Pharma. Given the Company’s anticipated available cash, the Company would not be able to exercise the Warrant in its entirety and the Company may never be able to exercise the Warrant in full. Cornerstone Pharmaceuticals may also issue additional equity interests, such as employee stock options, which will require the Company to pay additional cash to maintain the Company’s ownership percentage or exercise the Warrant in full. The terms of the Warrant provide that it expired on April 1, 2022, however the Company has asserted that it may be entitled to a further extension of the Warrant. At this time, the Company does not intend to exercise the Warrant.

On January 28, 2021, Pharma Holdings partially exercised the Warrant to maintain the 51% ownership percentage and purchased 7.3 million shares of Cornerstone Pharmaceuticals’ Series D Preferred Stock for $9.1 million, of which $0.9 million was contributed by the holder of a minority interest in Pharma Holdings.

Due to the Data Events, on October 28, 2021, the Company recorded an impairment charge of approximately $79.1 million related to the cost method investment in Cornerstone Pharmaceuticals representing the total amount of the Company’s cost method investment. The impairment loss was included in “Impairment of cost method investment – Cornerstone Pharmaceuticals” in the accompanying consolidated statements of operations and comprehensive loss for the nine months ended April 30, 2022.

Approximately $17.3 million of the total impairment loss of $79.1 million was applicable to noncontrolling interests in certain of the Company’s subsidiaries and was allocated to the holders of interests in CS Pharma and Pharma Holdings in the approximate amounts of $10.4 million and $6.9 million, respectively.

Line of Credit to Cornerstone Pharmaceuticals and Impairment of Related Receivable

On September 24, 2021, the Company entered into a Line of Credit Loan Agreement (the “Line of Credit Agreement”) with Cornerstone Pharmaceuticals (the “Debtor”) in which the Debtor may borrow up to an aggregate amount of $25 million. The first advance made to the Debtor was in the amount of $1.9 million on September 24, 2021. On October 1, 2021, a second advance was made to the Debtor in the amount of $23.1 million. The line of credit agreement accrues interest at 9% per annum. The maturity date of the Line of Credit Agreement is June 17, 2022. All outstanding principal and unpaid accrued interest shall be paid on the maturity date unless earlier prepaid in accordance with the Line of Credit Agreement.

Due to the Data Events, the Company recorded a full reserve on the amounts due the Company from Cornerstone Pharmaceuticals related to the Line of Credit Agreement for $25 million.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company also recorded a loss on related party receivables of approximately $0.5 million and $2.0 million related to other amounts owed by Cornerstone Pharmaceuticals during the three and nine months ended April 30, 2022, respectively. The Company recorded a reserve on related party interest receivable of $0.5 million and $1.3 million in Interest income on the consolidated statements of operations and comprehensive loss during the three and nine months ended April 30, 2022, respectively.

NOTE 4 – INVESTMENT IN ALTIRA

The Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) on May 13, 2020 with a member (the “First Seller”) of Altira Capital & Consulting, LLC (“Altira”). Pursuant to the Purchase Agreement, on May 13, 2020, the First Seller sold the economic rights related to a 33.333% membership interest in Altira to the Company and in effect the Company purchased the potential right to receive a 1% royalty on Net Sales (as defined in the Royalty Agreement between Altira and Cornerstone Pharmaceuticals) on sales of certain Cornerstone Pharmaceuticals’ products. The purchase consideration for the purchase of the membership interest consisted of 1) $1,000,000 that was payable monthly in four equal monthly installments of $250,000 each; 2) $3,000,000 payable on January 3, 2021; 3) $3,000,000 due within fifteen (15) days of interim data analysis in Rafael Pharmaceutical’s Phase 3 pivotal trial (AVENGER 500®) of CPI-613® (devimistat); and 4) $3,000,000 which is due within one-hundred and twenty (120) days from the date that Cornerstone Pharmaceuticals files a new drug application with the U.S. Food and Drug Administration for approval of devimistat (CPI-613) as a first in-line therapy for pancreatic cancer, as defined in the Purchase Agreement. The post-closing payments are to be made to the First Seller, at the Company’s discretion, in cash or shares of the Company’s Class B common stock based on the ten-day average share price of the Company’s Class B common stock prior to the date of payment or any combination thereof.

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

For the fiscal 2020, the Company determined that the investment in Altira was fully impaired as of the acquisition date as there were no probable cash flows, and accordingly, the investment had no value. The Company recorded an impairment charge of $4,000,000, which was the total amount of the Company’s investment recognized for the Purchase Agreement as of July 31, 2020.

On December 7, 2020, the Company purchased an additional 33.333% of membership interests in Altira, pursuant to a Membership Interest Purchase Agreement (the “Second Altira Agreement”) between the Company and another Altira member, (the “Second Seller”). With this transaction, the Company now owns a right to an aggregate 66.666% of the membership interests in Altira. Pursuant to the Second Altira Agreement, on December 7, 2020, the Second Seller sold his economic rights related to a 33.333% membership interest in Altira to the Company and in effect the Company purchased the potential right to receive an additional 1% royalty on Net Sales (as defined in the Royalty Agreement between Altira and Cornerstone Pharmaceuticals) on sales of certain Cornerstone Pharmaceuticals’ products. The consideration for the purchase of the Membership Interest consists of 1) $1,000,000 that was payable monthly in four equal monthly installments of $250,000 each, commencing on January 4, 2021; 2) $3,000,000 payable on January 4, 2021; 3) $3,000,000 due within fifteen (15) days of the earlier to occur of either the completion of Cornerstone Pharmaceuticals’ Phase III pivotal trial (AVENGER 500®) of CPI-613® (devimistat) or May 31, 2021 and not before January 4, 2021; and 4) $3,000,000 which is due within one-hundred and twenty (120) days from the date that Cornerstone Pharmaceuticals files a new drug application with the U.S. Food and Drug Administration for approval of devimistat (CPI-613) as a first in-line therapy for pancreatic cancer, as defined in the Purchase Agreement.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For the nine months ended April 30, 2021, the Company determined that the investment in Altira was fully impaired as of the acquisition date as there were no probable cash flows, and accordingly, had no value. The Company recorded an impairment charge of $7,000,000, which was the total amount of the Company’s investment recognized for the Second Altira Agreement as of April 30, 2021.

During fiscal 2021, the Company issued 129,620 shares of Class B Common Stock with a value of $3.5 million to the First Seller under the Purchase Agreement.

Additionally, the Company issued 150,703 shares of Class B Common Stock with a value of $5 million to the Altira Second Seller, and cash payments totaling $2 million to satisfy the remaining non-contingent obligation due to the Altira Second Seller during fiscal 2021.

Upon the December 2020 acquisition of the additional 33% membership interest, the Company had a majority interest in Altira, which would require consolidation. However, the assets and operations of Altira are not significant to the Company as a whole. The Company has identified the investment in Altira as a related party transaction (see Note 13).

NOTE 5 – INVESTMENT IN RP FINANCE, LLC

On February 3, 2020, Cornerstone Pharmaceuticals entered into a Line of Credit Loan Agreement (“Line of Credit Agreement”) with RP Finance which provides a revolving commitment of up to $50,000,000 to fund clinical trials and other capital needs.

The Company owns 37.5% of the equity interests in RP Finance and is required to fund 37.5% of funding requests from Cornerstone Pharmaceuticals under the Line of Credit Agreement. Howard Jonas owns 37.5% of the equity interests in RP Finance, and is required to fund 37.5% of funding requests from Cornerstone Pharmaceuticals under the Line of Credit Agreement. The remaining 25% equity interests in RP Finance are owned by other shareholders of Cornerstone Pharmaceuticals.

Under the Line of Credit Agreement, all funds borrowed will bear interest at the mid-term Applicable Federal Rate published by the U.S. Internal Revenue Service. The maturity date is the earlier of February 3, 2025, upon a change of control of Cornerstone Pharmaceuticals or a sale of Cornerstone Pharmaceuticals or its assets. Cornerstone Pharmaceuticals can draw on the facility on 60 days’ notice. The funds borrowed under the Line of Credit Agreement must be repaid out of certain proceeds from equity sales by Cornerstone Pharmaceuticals.

In connection with entering into the Line of Credit Agreement, Cornerstone Pharmaceuticals agreed to issue to RP Finance shares of its common stock representing 12% of the issued and outstanding shares of Cornerstone Pharmaceuticals common stock, with such interest subject to anti-dilution protection as set forth in the Line of Credit Agreement.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has determined that RP Finance is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. Therefore, the Company will use the equity method of accounting to record its investment in RP Finance. The Company has recognized approximately $0 and $96 thousand in earnings from its ownership interests of 37.5% in RP Finance for the three months ended April 30, 2022 and 2021, respectively, and a loss of $575 thousand and earnings of $288 thousand from its ownership interests of 37.5% in RP Finance for the nine months ended April 30, 2022 and 2021, respectively. The assets and operations of RP Finance are not significant and the Company has identified the equity investment in RP Finance as a related party transaction (see Note 13).

In August 2020, Cornerstone Pharmaceuticals called for a $5 million draw on the line of credit facility and the facility was funded by RP Finance LLC in the amount of $5 million, paid in parts in August and September 2020. In November 2020, Cornerstone Pharmaceuticals called for a second $5 million draw on the line of credit facility and the facility was funded by RP Finance in the amount of $5 million. In June 2021 and July 2021, Cornerstone Pharmaceuticals called for a total aggregate $10 million draw on the line of credit facility and the facility was funded by RP Finance in the amount of $10 million. In September 2021, Cornerstone Pharmaceuticals called for a $5 million draw on the line of credit facility and the facility was funded by RP Finance LLC in the amount of $5 million, paid in September 2021.

As of April 30, 2022, the Company has funded a cumulative total of $9.375 million in accordance with its 37.5% ownership interests in RP Finance.

Impairment of Equity Method Investment

Due to the Data Events, during the three months ended October 31, 2021, the Company recorded equity in the loss of RP Finance of $575 thousand. As of April 30, 2022, the equity method investment on the Company’s balance sheet was $0, and no additional equity loss of RP Finance was recorded during the three months ended April 30, 2022. The Company was not obligated to guarantee obligations of RP Finance and is not committed to provided further financial support for RP Finance. Additionally, during the nine months ended April 30, 2022, the Company recorded a loss on related party receivables of $9.375 million related to amounts owed by RP Finance.

NOTE 6 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

As of April 30, 2022, the Company held 84% of the issued and outstanding ordinary shares of LipoMedix and has consolidated this investment from the second quarter of fiscal 2018.

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

As of the date of the Share Purchase Agreement, there was an outstanding loan balance including principal of $400 thousand and accrued interest of $21.8 thousand owed by LipoMedix to the Company on the note from March 2021. The amount due on the loan was netted against the approximately $3.0 million aggregate purchase price due to LipoMedix, resulting in a cash payment by the Company of approximately $2.6 million in exchange for the 15,975,000 shares purchased. As a result of the share purchase, the Company’s ownership of LipoMedix increased to approximately 84% with a noncontrolling interest of approximately 16%. The Company recorded approximately $8 thousand to adjust the carrying amount of the noncontrolling interest to reflect the Company’s increased ownership interest in LipoMedix’s net assets.

NOTE 7 – INVESTMENTS IN MARKETABLE SECURITIES

The Company has classified its investments in corporate bonds as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive loss in stockholders’ equity until realized. Investment transactions are recorded on their trade date. Gains and losses on marketable security transactions are reported on the specific-identification method. Interest income is accrued daily and adjusted for amortization of premiums and accretion of discounts on the corporate bonds.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities as of April 30, 2022 are as follows:

April 30, 2022	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(unaudited, in thousands)
Available-for-sale securities:
Corporate bonds	$30,455	$5	$(53)	$30,407
Total available-for-sale securities	$30,455	$5	$(53)	$30,407

The Company did not hold any investments in corporate bonds as of July 31, 2021.

During the three and nine months ended April 30, 2022, the Company reclassified approximately $2 thousand of unrealized losses out of accumulated other comprehensive loss related to maturities of available-for-sale securities into consolidated net loss in the Consolidated Statements of Operations in Realized losses on available-for-sale securities.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maturities of corporate bonds held as of April 30, 2022 were all due within one year.

Marketable securities in an unrealized loss position as of April 30, 2022 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. The Company believes that it is more likely than not that the securities will receive a full recovery of par value, although there can be no assurance that such recovery will occur.

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

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of April 30, 2022 and July 31, 2021:

	April 30, 2022
	Level 1	Level 2	Level 3	Total
	(unaudited, in thousands)
Assets:
Available-for-sale securities	$—	$30,407	$—	$30,407
Hedge funds	—	—	4,684	4,684
Total	$—	$30,407	$4,684	$35,091

	July 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Hedge funds	$—	$—	$5,268	$5,268
Total	$—	$—	$5,268	$5,268

At April 30, 2022 and July 31, 2021, the Company did not have any liabilities measured at fair value on a recurring basis.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(unaudited, in thousands)		(unaudited, in thousands)
Balance, beginning of period	$5,025	$8,943	$5,268	$7,510
Liquidation of Hedge Fund Investments	—	—	—	(2,000)
Total (loss) gain included in earnings	(341)	738	(584)	4,171
Balance, end of period	$4,684	$9,681	$4,684	$9,681

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

The Company holds $0.5 million in investments in securities in another entity that are not liquid, which were included in Investments - Other Pharmaceuticals in the accompanying consolidated balance sheets. The investment is accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative as defined within the guidance, and the Company recorded an impairment loss of $0 for the three months ended April 30, 2022 and 2021, and $0 and $0.7 million for the nine months ended April 30, 2022 and 2021, respectively.

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

Cash and cash equivalents, investment in equity securities, trade accounts receivable, and accounts payable. At April 30, 2022 and July 31, 2021, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1.

Marketable securities. The Company’s available-for-sale securities are comprised of investments in fixed income corporate bonds and are recorded in available-for-sale securities on the Consolidated Balance Sheet. These securities are recorded at fair value using market prices at April 30, 2022. The fair value estimates for marketable securities were classified as Level 2.

Other assets and other liabilities. At April 30, 2022 and July 31, 2021, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s financial instruments include trade accounts receivable, trade accounts payable, and due from related parties. The recorded carrying amounts of trade accounts receivable, trade accounts payable and due from related parties approximate their fair value due to their short-term nature. Other than noted above, the Company did not have any other assets or liabilities that were measured at fair value on a recurring basis as of April 30, 2022 or July 31, 2021.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – TRADE ACCOUNTS RECEIVABLE

Trade Accounts Receivable consisted of the following:

	April 30, 2022	July 31, 2021
	(unaudited, in thousands)	(in thousands)
Trade Accounts Receivable	$207	$315
Accounts Receivable - Related Party	610	113
Less Allowance for Doubtful Accounts	(186)	(193)
Trade Accounts Receivable, net	$631	$235

The current portion of deferred rental income included in Prepaid Expenses and Other Current Assets was approximately $114 thousand and $111 thousand as of April 30, 2022 and July 31, 2021, respectively.

The noncurrent portion of deferred rental income included in Other Assets was approximately $1.3 million and $1.5 million as of April 30, 2022 and July 31, 2021, respectively.

NOTE 10 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30, 2022	July 31, 2021
	(unaudited, in thousands)	(in thousands)
Building and Improvements	$47,926	$47,841
Land	10,412	10,412
Furniture and Fixtures	1,145	1,145
Other	273	271
	59,756	59,669
Less Accumulated Depreciation	(17,573)	(16,431)
Total	$42,183	$43,238

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense pertaining to property and equipment was approximately $0.4 million and $0.2 million for the three months ended April 30, 2022 and 2021, respectively, and $1.1 million for each of the nine months ended April 30, 2022 and 2021.

The Company’s headquarters are located at 520 Broad Street in Newark, New Jersey, where it occupies office space in a building owned by its subsidiary. Refer to Note 19 for further information on 520 Broad Street.

NOTE 11 – LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted loss per share includes potentially dilutive securities such as stock options, unvested restricted stock, warrants to purchase common stock, and other convertible instruments unless the result of inclusion would be anti-dilutive. The securities set forth below have been excluded from the calculation of diluted net loss per share for the three and nine months ended April 30, 2022 and 2021 because all such securities are anti-dilutive for all periods presented.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Shares issuable upon exercise of stock options	1,021,277	689,210	1,021,277	689,210
Shares issuable upon vesting of restricted stock	1,062,773	95,728	1,062,773	95,728
Shares issuable upon exercise of warrants to purchase Class B common stock	26,189	26,189	26,189	26,189
	2,110,239	811,127	2,110,239	811,127

The diluted loss per share computation equals basic loss per share for the three and nine months ended April 30, 2022 and 2021 because the Company had a net loss in all such periods and the impact of the assumed exercise of non-vested restricted shares, stock options, and warrants would have been anti-dilutive.

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

The Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Loan Agreement, including covenants and restrictions that, among other things, restrict the Borrower’s ability to incur liens, or transfer, lease or sell the collateral as defined in the Loan Agreement. A failure to comply with these covenants could permit the Lender to declare the Borrower’s obligations under the Loan Agreement, together with accrued interest and fees, to be immediately due and payable. The Company is in compliance with the covenants in the Loan Agreement as of April 30, 2022.

Interest expense under the Note Payable amounted to $273 thousand for the three months ended April 30, 2022, and $817 thousand for the nine months ended April 30, 2022.

Unamortized debt issuance costs on the Note Payable totaled $97 thousand as of April 30, 2022. Amortization of the debt discount on the Note Payable totaled approximately $125 thousand for the three months ended April 30, 2022, and $375 thousand for the nine months ended April 30, 2022.

NOTE 13 – RELATED PARTY TRANSACTIONS

IDT Corporation

The Company has historically maintained an intercompany balance due to/from related parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT Corporation, or IDT, and payroll costs for the Company’s personnel that were paid by IDT. The Company also receives rental income from various companies under common control to IDT. The Company recorded expense of approximately $92 thousand and $91 thousand in related party services to IDT for the three months ended April 30, 2022 and 2021, respectively. The Company recorded expense of approximately $248 thousand and $247 thousand in related party services to IDT for the nine months ended April 30, 2022 and 2021, respectively, of which approximately $69 thousand and $61 thousand is included in Due to Related Parties at April 30, 2022 and 2021, respectively.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

IDT leases approximately 80,000 square feet of office space plus parking at 520 Broad Street, Newark, New Jersey and approximately 3,600 square feet of office space in Jerusalem, Israel. IDT paid the Company approximately $147 thousand and $461 thousand for office rent and parking during the three months ended April 30, 2022 and 2021, respectively, and approximately $1.0 million and $1.4 million for office rent and parking during the nine months ended April 30, 2022 and 2021, respectively. As of April 30, 2022 and 2021, IDT owed the Company approximately $486 thousand and $152 thousand, respectively, for office rent and parking.

Cornerstone Pharmaceuticals

The Company had provided Cornerstone Pharmaceuticals with administrative, finance, accounting, tax and legal services. Howard S. Jonas currently serves as the former Chairman of the Board of Cornerstone Pharmaceuticals and owns an equity interest in Cornerstone Pharmaceuticals. The Company billed Cornerstone Pharmaceuticals $0 and $120 thousand for the three months ended April 30, 2022 and 2021, respectively and $120 thousand and $360 thousand for the nine months ended April 30, 2022 and 2021, respectively. As of April 30, 2022 and July 31, 2021, Cornerstone Pharmaceuticals owed the Company $720 thousand, for which a full allowance for uncollectibility has been recorded, and $600 thousand, respectively, included in Due from Cornerstone Pharmaceuticals.

Due to the Data Events, in the nine months ended April 30, 2022, the balance owed to the Company by Cornerstone Pharmaceuticals as of April 30, 2022, was fully reserved, resulting in a loss on related party receivable of $720 thousand (See Note 3).

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pharma Holdings

On January 28, 2021, Pharma Holdings partially exercised the Warrant and purchased 7.3 million shares of Cornerstone Pharmaceuticals’ Series D Preferred Stock for $9.1 million, of which $0.9 million was contributed by the holder of a minority interest in Pharma Holdings.

Related Party Rental Income

The Company leases space to related parties (including IDT Corporation - see above) which represented approximately 60% and 62% of the Company’s total revenue for the three months ended April 30, 2022 and 2021, respectively, and 58% and 63% for the nine months ended April 30, 2022 and 2021, respectively. See Note 18 for future minimum rent payments from related parties and other tenants.

Investment in Altira

In May 2020, the Company acquired its first membership interest of 33.333% in Altira, a related party. In December 2020, the Company acquired an additional 33.333% membership interest in Altira, for an aggregate of a 66.666% membership interest (see Note 4).

RP Finance

The Company recognized approximately $0 and $96 thousand in earnings from its ownership interests of 37.5% in RP Finance for the three months ended April 30, 2022 and 2021, respectively, and a loss of $575 thousand and earnings of $288 thousand from its ownership interests of 37.5% in RP Finance for the nine months ended April 30, 2022 and 2021, respectively. As of April 30, 2022, the equity method investment in RP Finance on the Company’s balance sheet was $0. The Company recorded a loss on related party receivables of $9.375 million related to amounts owed by RP Finance (see Note 5).

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

NOTE 14 – INCOME TAXES

During the nine months ended April 30, 2022 and 2021, the Company recognized an income tax provision of $0 on loss before income tax of $136,943, and $0 on a loss before income tax of $12,593, respectively. The change in income tax expense in relation to the loss before income tax during the nine months ended April 30, 2022 compared to the nine months ended April 30, 2021 was primarily due to differences in the amount of taxable (loss) income in the various taxing jurisdictions and the associated valuation allowances. As of April 30, 2022 and 2021, the Company recorded valuation allowances for the total deferred tax asset balances, which included a net increase of approximately $33.3 million, primarily due to the impairment of the investment in Cornerstone Pharmaceuticals, which has been fully reserved for.

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

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Pharmaceuticals segment based primarily on research and development efforts and results of clinical trials and the Real Estate segment based primarily on results of operations. All investments in Cornerstone Pharmaceuticals and assets and expenses associated with LipoMedix, Barer, Levco, Farber, and Rafael Medical Devices are tracked separately in the Pharmaceuticals segment.

The Pharmaceuticals segment is comprised of preferred and common equity interests and the Warrant to purchase equity interests in Cornerstone Pharmaceuticals, a majority equity interest in LipoMedix, Barer, Levco, Farber, and Rafael Medical Devices. To date, the Pharmaceuticals segment has not generated any revenues.

The Real Estate segment consists of the Company’s real estate holdings, including a building at 520 Broad Street in Newark, New Jersey that houses headquarters for the Company and certain affiliates and its associated public garage and a portion of an office building in Israel.

Operating results for the business segments of the Company are as follows:

(unaudited, in thousands)	Pharmaceuticals	Real Estate	Total
Three Months Ended April 30, 2022
Revenues	$—	$875	$875
Loss from operations	(4,703)	(154)	(4,857)
Loss before income taxes	(5,392)	(154)	(5,546)

Three Months Ended April 30, 2021
Revenues	$—	$990	$990
Loss from operations	(3,307)	(172)	(3,479)
Loss before income taxes	(2,570)	(172)	(2,742)

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(unaudited, in thousands)	Pharmaceuticals	Real Estate	Total
Nine Months Ended April 30, 2022
Revenues	$—	$3,011	$3,011
Loss from operations	(55,669)	(394)	(56,063)
Loss before income taxes	(136,549)	(394)	(136,943)

Nine Months Ended April 30, 2021
Revenues	$—	$3,002	$3,002
Loss from operations	(15,743)	(1,044)	(16,787)
Loss before income taxes	(12,298)	(295)	(12,593)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended April 30, (unaudited)	2022	2021
Revenue from tenants located in Israel	9%	7%

Nine Months Ended April 30, (unaudited)	2022	2021
Revenue from tenants located in Israel	7%	7%

Net long-lived assets and total assets held outside of the United States, which are located in Israel, were as follows:

(unaudited, in thousands)	United States	Israel	Total
April 30, 2022
Long-lived assets, net	$40,701	$1,482	$42,183
Total assets	108,331	4,451	112,782

July 31, 2021
Long-lived assets, net	$41,704	$1,534	$43,238
Total assets	150,847	3,208	154,055

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On July 12, 2019, the Company received a Citation and Notification of Penalty from the Occupational Safety and Health Administration of the U.S. Department of Labor, or OSHA, related to an OSHA inspection of 520 Broad Street, Newark, New Jersey. The citation seeks to impose penalties related to alleged violations of the Occupation Safety and Health Act of 1970 at 520 Broad Street. On July 31, 2019, the Company filed a Notice of Contest with OSHA contesting the citation in its entirety. On February 14, 2020, the Company entered into a Settlement Agreement with OSHA, as related to the citation received on July 12, 2019. As part of the Settlement Agreement, the Company agreed to pay a penalty of $127,294 in eight quarterly installment payments through November 2021, which the Company has fully paid.

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

On August 19, 2021, the Company entered into a Securities Purchase Agreement (the “Institutional Purchase Agreement”) with Institutional Investors and a Securities Purchase Agreement with I9Plus, LLC, (the “Jonas Purchase Agreement”), an entity affiliated with Howard S. Jonas, the Chairman of the Board of Directors of the Company. On August 24, 2021, the Company issued 2,833,425 shares of Class B common stock (the “Institutional Shares”), par value $0.01 per share, to the Institutional Investors, at a purchase price equal to $35.00 per share, for aggregate gross proceeds of approximately $99.2 million, before deducting placement agent fees and other offering expenses. Additionally, pursuant to the Jonas Purchase Agreement, the Company issued 112,501 of Class B common stock to I9Plus, LLC, at a purchase price equal to $44.42 per share, which was equal to the closing price of a share of the Class B common stock on the New York Stock Exchange on August 19, 2021 (the “Jonas Offering”). The Jonas Offering resulted in additional aggregate gross proceeds of approximately $5.0 million. The total net proceeds from the issuance of shares was $98.0 million after deducting transaction costs of $6.2 million.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 19, 2022, the Company approved the 2021 Equity Incentive Plan (“the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan, and no new grants were awarded under the 2018 Equity Incentive Plan as of January 19, 2022. Existing grants under the 2018 Equity Incentive Plan will not be impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants, and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 1,919,025 shares. During the three and nine months ended April 30, 2022, 987,542 restricted shares and 0 options were issued pursuant to the 2021 Plan, and 1,002,566 restricted shares and 237,761 options were issued pursuant to the 2021 Plan, respectively. As of April 30, 2022, there were 684,198 shares still available for issuance under the 2021 Plan.

On February 15, 2022, the Company filed a Registration Statement on Form S-3 (as amended on March 2, 2022) registering the resale by institutional investors (the “Institutional Investors”) of the shares purchased by them. The Registration Statement was declared effective on March 7, 2022.

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2021	683,414	$11.13	3.05	$26,982
Granted	518,304	20.54
Cancelled / Forfeited	(180,441)	—
Outstanding at April 30, 2022	1,021,277	$12.11	4.72	$—
Exercisable at April 30, 2022	594,607	$6.69	1.31	$—

At April 30, 2022, there are unrecognized compensation costs related to non-vested stock options of $4.4 million, which are expected to be recognized over the next 4.4 years.

Vesting terms of options granted to two executive team members during the nine months ended April 30, 2022 were modified to extend the vesting period by one year. This was accounted for as a modification, and no incremental compensation cost was recorded as the amount is nominal.

The value of option grants is calculated using the Black-Scholes option pricing model with the following assumptions for options granted during the nine months ended April 30, 2022:

Risk-free interest rate	0.67% - 1.7%
Expected term (in years)	6.04 - 6.11
Expected volatility	75% - 93%
Expected dividend yield	—%

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2021	1,007,975	$46.77
Granted	1,078,810	5.22
Vested	(80,707)	14.58
Cancelled / Forfeited	(943,305)	(48.50)
Non-vested shares at April 30, 2022	1,062,773	$5.50

At April 30, 2022, there was $4.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 3.50 years.

On November 21, 2021, Ameet Mallik resigned as Chief Executive Officer of the Company, effective January 31, 2022. In connection with his resignation, there was a material forfeiture of the former CEO’s Class B restricted shares, resulting in a reversal of approximately $19.0 million in stock-based compensation expense that was previously recorded to selling, general and administrative expense. Additionally, pursuant to the terms of his employment agreement, the Company paid $5.0 million relating to his severance payout, which is included in selling, general and administrative expense on the consolidated statement of operations for the nine months ended April 30, 2022.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(unaudited, in thousands)		(unaudited, in thousands)
General and administrative	$928	$112	$16,277	$619
Research and development	80	192	613	404
Forfeiture of RSUs within general and administrative	—	—	(18,978)	—
Net stock-based compensation expense	$1,008	$304	$(2,088)	$1,023

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

Approximately $8.2 million of the proceeds received pursuant to the SPA were used by the Company to exercise an additional portion of the Warrant in order to maintain the Company’s relative position in Cornerstone Pharmaceuticals in light of issuances of Cornerstone Pharmaceuticals equity securities to third-party shareholders of Cornerstone Pharmaceuticals, due to warrant exercises by these shareholders. The Company is using the remaining proceeds to fund the operations of its drug development programs including its Barer Institute subsidiary, and for general corporate purposes. Under the SPA, two entities, on whose Boards of Directors Howard Jonas, the Registrant’s Chairman of the Board and former Chief Executive Officer serves, each purchased 218,245 shares of Class B common stock for consideration of $5 million each. The shares and warrants were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

During fiscal 2021, IDT and Genie each exercised 43,649 warrants, resulting in a total of 87,298 shares of Class B common stock issued for proceeds of approximately $2 million.

There were no exercises of warrants during the nine months ended April 30, 2022. At April 30, 2022, the Company had outstanding warrants to purchase 26,189 shares of common stock at an exercise price of $22.91 per share, all of which expire June 6, 2022.

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

NOTE 18 – LEASES

The Company is the lessor of certain properties which are leased to tenants under net operating leases with initial term expiration dates ranging from 2021 to 2029. Lease income included on the consolidated statements of operations and comprehensive loss was $0.7 million and $0.8 million for the three months ended April 30, 2022 and 2021, respectively, and $2.4 million and $2.2 million for the nine months ended April 30, 2022 and 2021, respectively. During the three months ended April 30, 2022 and 2021, approximately $0 and $37 thousand, respectively, of real estate property taxes are included in rental income. During the nine months ended April 30, 2022 and 2021, approximately $212 thousand and $37 thousand, respectively, of real estate property taxes are included in rental income.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of April 30, 2022, under non-cancellable operating leases which expire on various dates through 2028 are as follows:

Year ending July 31,	Related Parties	Other	Total
	(in thousands)
2022 (remaining)	$526	$140	$666
2023	2,117	592	2,709
2024	2,155	538	2,693
2025	1,659	550	2,209
2026	—	562	562
Thereafter	—	1,570	1,570
Total Minimum Future Rental Income	$6,457	$3,952	$10,409

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

NOTE 19 – SUBSEQUENT EVENTS

Non-refundable Deposit on Contract of Sale

On February 18, 2022, Broad Atlantic Associate LLC (the “Seller”), subsidiary of the Company, entered into a Contract of Sale with 520 Broad Street Propco LLC (the “Purchaser”) for the sale of the building owned by the Seller located at 520 Broad Street in Newark, New Jersey and an associated 800-car public garage (the “Property”) for a purchase price of $49.4 million (the “Contract of Sale”). The Property serves as the Company’s headquarters and has several tenants.

In connection with the executed Contract of Sale, the Purchaser paid $1,000,000 into escrow as a deposit (“Initial Deposit”), of which $375,000 became nonrefundable on April 4, 2022. On May 2, 2022, the Purchaser deposited an additional $1,500,000 into escrow. On May 3, 2022, the remaining $2,125,000 of the deposit held in escrow became non-refundable. The deposit will be recorded as a deferred liability as of the date of deposit. As of April 30, 2022, the Property does not meet the criteria to be classified as held for sale in accordance with the guidance at ASC 360, Property, Plant, and Equipment.

Furthermore, if the Purchaser extends the closing date of the sale, in addition to paying a supplemental deposit of $750,000 into escrow, the Purchaser would be required to pay to the Company as additional consideration, $203,125 (consisting of a $112,500 extension fee payable by the Company to the holder of the mortgage and 30 days of interest on the mortgage in the amount of $90,625). If the sale were not to be consummated for any reason, the Company would retain the $203,125 payment. If the transaction were to close, the parties would determine the actual extra costs and expenses incurred by the Company with respect to the mortgage as a result of the extension of the closing date, and if the actual costs were to exceed $203,125, the Purchaser would be required to pay the excess to the Company and if such costs were be less than $203,125, the Purchaser would receive a credit in the amount of the shortfall.

Rafael Pharmaceuticals Name Change

On May 11, 2022, the Board of Directors of Rafael Pharmaceuticals approved a name change from “Rafael Pharmaceuticals, Inc.” to “Cornerstone Pharmaceuticals, Inc.”

New Employment Agreement

On June 13, 2022, the Company entered into an employment agreement with Howard S. Jonas (who serves as the Chairman of the Board and Executive Chairman of the Company) (the “Employment Agreement”), which provides, among other things: (i) a term of five years (subject to extension unless either party elects not to renew); (ii) an annual base salary of $260,000, of which $250,000 is payable through the issuance of restricted shares of the Company’s Class B common stock (“Class B Stock”) with the value of the shares based upon the volume weighted closing price of the Class B Stock on the NYSE on the thirty days ending with the NYSE trading day immediately preceding the issuance to be issued within thirty days of the date of the Employment Agreement (the “Start Date”) and each annual anniversary, and such shares vesting, contingent on Mr. Jonas’ remaining in continuous service to the Company, in substantially equal amounts on the three, six, nine and twelve month anniversaries of the Start Date or annual anniversary; and (iii) a grant of restricted shares of Class B stock with a value of $600,000, issuable within 30 days with the value of the shares based upon the volume weighted closing price of the Class B Stock on the NYSE on the thirty days ending with the NYSE trading day immediately preceding the issuance and such shares, and vesting, contingent on Mr. Jonas’ remaining in continuous service to the Company, in substantially equal amounts on the first and second annual anniversaries of the Start Date.

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

The Company has an investment in Cornerstone Pharmaceuticals, Inc., or Cornerstone Pharmaceuticals, that includes preferred and common equity interests and a warrant to purchase additional equity. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Cornerstone Pharmaceuticals in exchange for issuing Company Class B common stock to the other stockholders of Cornerstone Pharmaceuticals. We have provided debt and equity financing to Cornerstone Pharmaceuticals. On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Cornerstone Pharmaceuticals’ lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas, and following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In light of the Data Events, the Company concluded that currently the likelihood of further development of and prospects for CPI-613 is uncertain and has fully impaired in its financial statements for the nine months ended April 30, 2022, the value of its loans, receivables, and investment in Cornerstone Pharmaceuticals based upon its valuation of Cornerstone Pharmaceuticals.

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

The Company’s commercial real estate holdings consist of a building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and certain other entities and tenants and an associated 800-car public garage, and a portion of a building in Israel. The Company sold other real estate holdings in 2020. As part of our efforts to maximize the value of our real estate holdings, we entered into a Contract of Sale with 520 Broad Street Propco LLC for the sale of the building and the associated 800-car public garage for a purchase price of approximately $49.4 million. As of April 30, 2022 the sale has not yet been consummated.

Business Update - COVID-19, War in Ukraine

In late 2019, a novel strain of coronavirus, SARS-CoV, which causes COVID-19, was identified and has proved to be highly contagious. It has since spread extensively throughout the world, including the United States, and was declared a global pandemic by the World Health Organization in March 2020. The Company actively monitors the outbreak, including the spread of new variants of interest, and its potential impact on the Company’s operations and those of the Company’s holdings.

Even with growing availability of testing and vaccines and the relaxation of public health measures that were implemented to limit the spread of the pandemic, there continues to be uncertainty around the COVID-19 pandemic and its impact.

The Company had implemented a number of measures to protect the health and safety of the Company’s workforce including a voluntary work-from-home policy for the Company’s workforce who can perform their jobs from home as well as restrictions on discretionary business travel. Most of our employees have returned to working from the office on a part-time basis.

The full impact of the COVID-19 pandemic on the Company will depend on factors such as the length of time of the pandemic; the responses of federal, state and local governments; the impact of future variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our employees, vendors, and other partners.

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

Three and Nine Months Ended April 30, 2022 Compared to Three and Nine Months Ended April 30, 2021

Pharmaceuticals Segment

Our consolidated expenses for our Pharmaceuticals segment were as follows:

	Three Months Ended April 30,		Change
	2022	2021	$	%
	(unaudited, in thousands)
General and administrative	$(3,290)	$(2,045)	(1,245)	(61)%
Research and development	(1,413)	(1,262)	(151)	(12)%
Loss from operations	$(4,703)	$(3,307)	(1,396)	(42)%

	Nine Months Ended April 30,		Change
	2022	2021	$	%
	(unaudited, in thousands)
General and administrative	$(13,673)	$(5,398)	(8,275)	(153)%
Research and development	(6,901)	(3,345)	(3,556)	(106)%
Provision for loss on receivable pursuant to line of credit	(25,000)	—	(25,000)	(100)%
Provision for losses on related party receivables	(10,095)	—	(10,095)	(100)%
Impairment – Altira	—	(7,000)	7,000	100%
Loss from operations	$(55,669)	$(15,743)	(39,926)	(254)%

To date, the Pharmaceuticals segment has not generated any revenues. The entirety of the expenses in the Pharmaceuticals segment relate to the activities of LipoMedix, Barer, Levco, Farber, and Rafael Medical Devices. As of April 30, 2022 we held a 100% interest in Barer, an 84% interest in LipoMedix, a 95% interest in Levco, a 93% interest in Farber, and a 100% interest in Rafael Medical Devices.

General and administrative expenses.  General and administrative expenses consist mainly of payroll, severance, stock compensation expense, benefits, facilities, consulting and professional fees. The increase in general and administrative expenses during the three months ended April 30, 2022 compared to the three months ended April 30, 2021 is primarily due to an increase in stock-based compensation of approximately $623 thousand, an increase in payroll expenses of approximately $408 thousand, and increases in other administrative expenses.

The increase in general and administrative expenses during the nine months ended April 30, 2022 compared to the nine months ended April 30, 2021 is primarily due to severance expense of approximately $5.9 million, an increase in payroll expenses of approximately $3.1 million, an increase in professional fees of approximately $2.2 million, and an increase in insurance expense of approximately $0.3 million, partially offset by a net decrease in stock-based compensation expense of approximately $3.5 million (inclusive of a forfeiture of restricted stock units of approximately $19.0 million). The majority of these increases were related to pre-launch activities for CPI-613® which are not expected to be recurring in light of the Data Events.

Research and development expenses. Research and development expenses increased for the three and nine months ended April 30, 2022 and 2021 as compared to the corresponding periods in fiscal 2021 due to increased activity at Barer, LipoMedix, Farber, and Rafael Medical Devices during the periods.

Loss on line of credit. Due to the Data Events, in the nine months ended April 30, 2022, the Company recorded a full reserve on the $25 million due to the Company from Cornerstone Pharmaceuticals related to the Line of Credit Agreement.

Loss on related party receivables. Due to the Data Events, in the nine months ended April 30, 2022, the Company recorded a loss of approximately $10.1 million related to the full reserve recorded on the RP Finance receivable of $9.375 million, and a full reserve recorded on the Cornerstone Pharmaceuticals receivable of $0.720 million.

Impairment expense - Altira. The Company recorded an impairment loss of $7 million related to the Company’s additional investment in 33.333% of Altira during the nine months ended April 30, 2021.

Real Estate Segment

Our consolidated income and expenses for our Real Estate segment were as follows:

	Three Months Ended April 30,		Change
	2022	2021	$	%
	(unaudited, in thousands)
Rental – Third Party	$196	$228	(32)	(14)%
Rental – Related Party	524	523	1	—%
Parking	155	119	36	30%
Other - Related Party	—	120	(120)	(100)%
Selling, general and administrative	(650)	(961)	311	32%
Depreciation	(379)	(201)	(178)	(89)%
Loss from operations	$(154)	$(172)	18	10%

	Nine Months Ended April 30,		Change
	2022	2021	$	%
	(unaudited, in thousands)
Rental – Third Party	$624	$654	(30)	(5)%
Rental – Related Party	1,749	1,570	179	11%
Parking	518	418	100	24%
Other - Related Party	120	360	(240)	(67)%
Selling, general and administrative	(2,263)	(2,967)	704	24%
Depreciation	(1,142)	(1,079)	(63)	(6)%
Loss from operations	$(394)	$(1,044)	650	62%

Revenues. Total rental revenues decreased by approximately $31 thousand and increased by approximately $149 thousand, for the three and nine months ended April 30, 2022, as compared to the corresponding periods in fiscal 2021, respectively. The decrease in rental revenues during the three months ended April 30, 2022 compared to the prior year period is attributable to the timing in which real estate tax escalations were passed through to tenants (which is dependent on when the City of Newark increases the tax). During fiscal 2021, the Company billed tenants in the third quarter, whereas the Company billed tenants for real estate tax escalations during the second quarter of fiscal 2022, therefore there is a decrease in rental revenue in the three months ended April 30, 2022 as compared to the same period in the prior year.

The increase in rental revenues during the nine months ended April 30, 2022 as compared to the corresponding period in fiscal 2021 is attributable to an increase in real estate tax escalations of approximately $178 thousand in the nine months ended April 30, 2022.

Parking revenue increased by approximately $36 thousand and $100 thousand for the three and nine months ended April 30, 2022, as compared to the corresponding periods in fiscal 2021, respectively. The increase in parking revenue is related to increased activity at the Company’s garage at 520 Broad Street in Newark. If the sale of the building at 520 Broad Street in Newark and the associated garage is consummated, the Company will no longer receive revenues from the rental property (nor will the Company incur operating expenses related thereto).

Selling, general and administrative expenses.  Selling, general and administrative expenses consist mainly of payroll, benefits, facilities, consulting and professional fees. The decrease in selling, general and administrative expenses of approximately $311 thousand and $704 thousand for the three and nine months ended April 30, 2022, respectively, is primarily due to a decrease in real estate tax costs due to the sale of the building in Piscataway, New Jersey, partially offset by other increases in administrative expenses.

Depreciation expenses. Depreciation expenses increased by approximately $178 thousand and $63 thousand for the three and nine months ended April 30, 2022, respectively, compared to the three and nine months ended April 30, 2021, due to increased fixed assets placed in service from building improvements.

Consolidated Operations

Our consolidated income and expense line items below income from operations were as follows:

	Three Months Ended April 30,		Change
	2022	2021	$	%
	(unaudited, in thousands)
Loss from operations	$(4,857)	$(3,479)	(1,378)	(40)%
Interest expense	(399)	(3)	(396)	(13200)%
Interest income	53	2	51	(2550)%
Loss on available-for-sale securities	(2)	—	(2)	(100)%
Unrealized (loss) gain on investments - Hedge Funds	(341)	738	(1,079)	(146)%
Loss before income taxes	(5,546)	(2,742)	(2,804)	(102)%
Provision for income taxes	(2)	(4)	2	50%
Equity in earnings of RP Finance	—	96	(96)	(100)%
Consolidated net loss	(5,548)	(2,650)	(2,898)	(109)%
Net loss attributable to noncontrolling interests	(19)	(97)	78	80%
Net loss attributable to Rafael Holdings, Inc.	$(5,529)	$(2,553)	$(2,976)	(117)%

	Nine Months Ended April 30,		Change
	2022	2021	$	%
	(unaudited, in thousands)
Loss from operations	$(56,063)	$(16,787)	(39,276)	(234)%
Interest expense	(1,211)	(5)	(1,206)	(24120)%
Interest income	58	3	55	(1833)%
Gain on sale of building	—	749	(749)	(100)%
Impairment of investments - Other Pharmaceuticals	—	(724)	724	100%
Impairment of cost method investment - Cornerstone Pharmaceuticals	(79,141)	—	(79,141)	(100)%
Loss on available-for-sale securities	(2)	—	(2)	(100)%
Unrealized (loss) gain on investments - Hedge Funds	(584)	4,171	(4,755)	(114)%
Loss before income taxes	(136,943)	(12,593)	(124,350)	(987)%
Provision for income taxes	(6)	(13)	7	54%
Equity in (loss) earnings of RP Finance	(575)	288	(863)	(300)%
Consolidated net loss	(137,524)	(12,318)	(125,206)	(1016)%
Net loss attributable to noncontrolling interests	(17,650)	(154)	(17,496)	(11361)%
Net loss attributable to Rafael Holdings, Inc.	$(119,874)	$(12,164)	(107,710)	(885)%

Interest expense. Interest expense was $399 thousand and $1.2 million for the three and nine months ended April 30, 2022, respectively, and $3 thousand and $5 thousand for the three and nine months ended April 30, 2021, respectively. The increase in interest expense for the three months ended April 30, 2022 is due to the amortization of the debt discount and the interest related to the note payable. The increase in interest expense for the nine months ended April 30, 2022 compared to the prior year period is primarily related to the full nine months of amortization of the debt discount and the interest related to the note payable. We recorded a reserve on related party interest receivable on the line of credit of $0.5 million and $1.3 million for the three and nine months ended April 30, 2022, respectively.

Interest income. Interest income was $53 thousand and $58 thousand for the three and nine months ended April 30, 2022, respectively, and $2 thousand and $3 thousand for the three and nine months ended April 30, 2021, respectively. The increase for the three and nine months ended April 30, 2022 is primarily due to the interest income earned on our investments in available-for-sale securities.

Gain on sale of building. In August 2020, we sold a building located in Piscataway, New Jersey, and recognized a gain on the sale of approximately $749 thousand for the nine months ended April 30, 2021.

Impairment of investments - Other Pharmaceuticals. We recorded an impairment loss of $724 thousand related to our investment in Nanovibronix using the measurement alternative for the nine months ended April 30, 2021.

Impairment of cost method investment - Cornerstone Pharmaceuticals. In connection with the Data Events, during the nine months ended April 30, 2022, we recorded a full impairment charge to our cost method investment in Cornerstone Pharmaceuticals in the amount of $79 million.

Loss on available-for-sale securities. We recorded a realized loss of approximately $2 thousand related to maturities of available-for-sale securities for the three and nine months ended April 30, 2022.

Unrealized (loss) gain on investments - Hedge Funds. We recorded unrealized (losses) gains of approximately $(341) thousand and $738 thousand for the three months ended April 30, 2022 and 2021, respectively, and approximately $(584) thousand and $4.2 million for the nine months ended April 30, 2022 and 2021, respectively.

Equity in (loss) earnings of RP Finance. We recognized approximately $0 and $96 thousand in earnings from our ownership interest in RP Finance for the three months ended April 30, 2022 and 2021, respectively. We recognized a loss of $575 thousand and earnings of $288 thousand from our ownership interest in RP Finance for the nine months ended April 30, 2022 and 2021, respectively.

Net loss attributable to noncontrolling interests. The change in the net loss attributable to noncontrolling interests was due to an approximate $17.3 million loss related to the Cornerstone Pharmaceuticals impairment loss (the total impairment loss was approximately $79 million) which was applicable to noncontrolling interests in certain of the Company’s subsidiaries and was allocated to the holders of interests in CS Pharma and Pharma Holdings in the approximate amounts of $10.4 million and $6.9 million, respectively, for the nine months ended April 30, 2022. The additional change is related to the losses from LipoMedix, Farber, and Levco for the three months ended April 30, 2022.

Liquidity and Capital Resources

General

As of April 30, 2022, we held cash and cash equivalents of $29.0 million, investment in corporate bonds valued at $30.4 million, and investment in hedge funds valued at $4.7 million. We expect the balance of cash and cash equivalents, investment in corporate bonds, and investment in hedge funds to be sufficient to meet our obligations for the period through June 14, 2023.

	April 30,
	2022	2021
Cash flows (used in) provided by	(unaudited, in thousands)
Operating activities	$(24,177)	$(8,620)
Investing activities	(57,419)	(8,702)
Financing activities	97,867	15,770
Effect of exchange rates on cash and cash equivalents	(160)	25
Increase (decrease) in cash and cash equivalents	$16,111	$(1,527)

Operating Activities

The increase in cash used in operating activities for the nine months ended April 30, 2022 as compared to the nine months ended April 30, 2021 was primarily related to the net loss of $138 million and an increase in prepaid expenses and other current assets of $1.2 million, partially offset by the impact from noncash items, principally the impairment of the Company’s cost method investment in Cornerstone Pharmaceuticals of $79 million, the reserve on the amounts due the Company from Cornerstone Pharmaceuticals related to the Line of Credit Agreement of $25 million, the reserve on receivables due from Cornerstone Pharmaceuticals totaling $10.1 million, as well as other changes in assets and liabilities.

Investing Activities

Cash used in investing activities for the nine months ended April 30, 2022 was primarily related to purchases of corporate bonds of approximately $33 million, amounts loaned to Cornerstone Pharmaceuticals of approximately $25 million pursuant to the Line of Credit Agreement and the payments to fund our portion of advances under the line of credit between RP Finance and Cornerstone Pharmaceuticals in the amount of approximately $1.9 million, partially offset by proceeds of $2.5 million from the maturities of corporate bonds.

Cash used in investing activities for the nine months ended April 30, 2021 was primarily related to our partial exercise of the Warrant and purchasing 7.3 million shares of Cornerstone Pharmaceuticals’ Series D Preferred Stock for $9.1 million, the payments to fund our portion of advances under the line of credit between RP Finance and Cornerstone Pharmaceuticals, the payments of $1.3 million towards the acquisition of a second 33.333% membership interest in Altira for a product-in-development, and payments of $3.75 million to RP Finance in accordance with our 37.5% ownership interest, offset by the proceeds of $3.7 million from the sale of the building in Piscataway, New Jersey in August 2020 and proceeds of $2.0 million from liquidation of hedge funds.

Financing Activities

Cash provided by financing activities for the nine months ended April 30, 2022 was primarily related to proceeds of approximately $104 million related to the sale of our common stock to investors and a related party, partially offset by payment of transaction costs of $6.2 million.

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

Trends and Uncertainties – COVID-19, War in Ukraine

In late 2019, a novel strain of coronavirus, SARS-CoV, which causes COVID-19, was identified and has proved to be highly contagious. It has since spread extensively throughout the world, including the United States, and was declared a global pandemic by the World Health Organization in March 2020. The Company actively monitors the outbreak, including the spread of new variants of interest, and its potential impact on the Company’s operations and those of the Company’s holdings.

Even with growing availability of testing and vaccines and the relaxation of public health measures that were implemented to limit the spread of the pandemic, there continues to be uncertainty around the COVID-19 pandemic and its impact.

The Company had implemented a number of measures to protect the health and safety of the Company’s workforce including a voluntary work-from-home policy for the Company’s workforce who can perform their jobs from home as well as restrictions on discretionary business travel. Most of our employees have returned to working from the office on a part-time basis.

The full impact of the COVID-19 pandemic on the Company will depend on factors such as the length of time of the pandemic; the responses of federal, state and local governments; the impact of future variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our employees, vendors, and other partners.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2021 Form 10-K. There have been no material changes in our critical accounting policies and procedures during the nine months ended April 30, 2022.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of April 30, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of April 30, 2022.

We determined that there was an error in accounting for items of income (loss) attributable to the non-controlling interests in two of our legal entities for the three and six-month periods ended January 31, 2022. Specifically, we did not correctly allocate losses to our noncontrolling interests, as the Company processed journal entries related to an impairment loss and other items of income (loss) outside of the normal consolidation process, and effective reviews of the consolidation did not occur.

The Company assessed whether there was a reasonable possibility that a material misstatement would not have been prevented or detected on a timely basis as a result of the above control deficiency. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The control deficiency resulted in material errors in items of income (loss) attributed to noncontrolling interests previously disclosed in the Company’s interim consolidated financial statements and other items of income (loss) for the three and six-month periods ended January 31, 2022. The Company assessed whether there was a reasonable possibility that a material misstatement would not have been prevented or detected on a timely basis as a result of the above control deficiency. We determined that a material weakness in our internal control over financial reporting existed as of January 31, 2022 as we did not maintain effective internal controls over the Company’s consolidation process and accounting for items of income (loss) attributable to the non-controlling interests.

Status of Remediation of Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed, the Company’s management, including its Certifying Officers identified a material weakness in the Company’s internal control over financial reporting during the three months ended October 31, 2021 related to the Company’s design of the control around the application of authoritative guidance related to earnings per share in accordance with generally accepted accounting principles in the United States. As a result of the material weaknesses identified as related to earnings per share and the accounting for items of income (loss) attributable to the noncontrolling interests, the Company filed a restatement of its quarterly report on Form 10-Q for the quarter ended October 31, 2021.

The Company has expanded and enhanced its design of the control related to the accounting for items of income (loss) attributable to the non-controlling interests to address the material weakness identified as described above. Specifically, no direct postings outside of the general ledger system will be recorded to the Company’s financial statements, and all entries identified during the Company’s close process will be entered into the appropriate legal entity’s general ledger prior to the preparation of the consolidated financial information. The enhanced control procedures were implemented during the quarter ended April 30, 2022, and Company’s management, including its Certifying Officers, determined that we fully remediated the material weakness as of April 30, 2022.

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the changes to address the remediation of the material weakness as discussed above.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for fiscal 2021, except for the following:

We have identified material weaknesses in our internal control over financial reporting.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements.

We have identified two material weaknesses in our internal control over financial reporting related to the accounting for the allocation of losses to our noncontrolling interests and the calculation of weighted average shares outstanding used in earnings per share as of October 31, 2021. Both of these material weaknesses are determined to have been remediated by April 30, 2022. As a result, our management has concluded that our disclosure controls and procedures were effective as of April 30, 2022. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2022	Rafael Holdings, Inc.

	By:	/s/ William Conkling
William Conkling
Chief Executive Officer

	By:	/s/ Patrick Fabbio
Patrick Fabbio
Chief Financial Officer