Form 10-K
period 2022-07-31
Rafael Holdings, Inc.
filed 2022-10-31
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2022.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on January 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $4.14 per share, as reported on the New York Stock Exchange, was approximately $70.2 million.

The number of shares outstanding of the registrant’s common stock as of October 25, 2022 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	23,685,649 shares (excluding 26,847 treasury shares)

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 23, 2022, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

Our business is subject to numerous risks as described in this section. Some of these risks include:

●	Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our and the Pharmaceutical Companies’ preclinical and clinical programs may experience delays or may never advance, which would adversely affect their ability to obtain regulatory approvals or commercialize their product candidates on a timely basis or at all, which could have an adverse effect on their business.

●	Our future success may depend on remaining prospects for Cornerstone’s lead product candidate devimistat (CPI-613®) as that is our current asset at the most advanced stage of development. If Cornerstone is unable to gain regulatory approval or commercialize its product candidates or experiences significant delays in doing so, our business will be materially harmed.

●	We are dependent upon third parties for a variety of functions. These arrangements may not provide us with the benefits we expect.

●	We and the Pharmaceutical Companies may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

●	We and the Pharmaceutical Companies face substantial competition, and if their competitors develop and market technologies or products more rapidly than we or the Pharmaceutical Companies do or that are more effective, safer or less expensive than the product candidates that we or the Pharmaceutical Companies develop, our commercial opportunities will be negatively impacted.

●	Rafael Medical Devices’ device candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved or cleared devices or investigational or approved drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential, result in significant negative consequences or potential product liability claims.

●	We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our and the Healthcare Companies’ businesses effectively.

●	We may not be able to consummate any investment, business combination or other transaction.

●	Eight trusts for the benefit of sons and daughters of Howard S. Jonas, our former Chief Executive Officer, Executive Chairman and Chairman of the Board of Directors, hold shares that, in the aggregate, represent more than a majority of the combined voting power of our outstanding capital stock, which may limit the ability of other stockholders to affect our management.

●	If we are unable to adequately protect our proprietary technology and product candidates, if the scope of the patent protection obtained is not sufficiently broad, or if the terms of our patents are insufficient to protect our product candidates for an adequate amount of time, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our product candidates may be materially impaired.

●	Public health threats could have an adverse effect on the Company’s operations and financial results.

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “Rafael Holdings,” “we,” “us,” and “our” refer to Rafael Holdings, Inc., a Delaware corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2022 refers to the fiscal year ended July 31, 2022).

ii

Item 1. Business.

OVERVIEW

Rafael Holdings, Inc. (NYSE:RFL), (“Rafael Holdings”, “we” or the “Company”), a Delaware corporation, is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), through an investment in Cornerstone Pharmaceuticals, Inc., formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, the activities of the Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and Rafael Medical Devices, Inc. (“Rafael Medical Devices” and together with the Pharmaceutical Companies, the “Healthcare Companies”), a wholly-owned orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. The Company’s primary focus to date, has been to invest in and fund, discover and develop novel cancer therapies, and we further seek to expand our portfolio through opportunistic investments in therapeutics which address high unmet medical needs including through acquisitions, strategic investments, or in-licensing assets.

Historically, the Company owned real estate assets. In 2020, the Company sold an office building located in Piscataway, New Jersey and following the end of Fiscal 2022, the Company sold the building at 520 Broad Street in Newark, New Jersey, and an associated public garage. Currently, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining real estate asset.

Financial information by segment is presented in Note 15 in the Notes to our Consolidated Financial Statements in Item 8 of this Annual Report.

Our headquarters are located at 520 Broad Street, Newark, New Jersey 07102. The main telephone number at our headquarters is (212) 658-1450 and our corporate web site’s home page is www.rafaelholdings.com.

We make available free of charge our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity through the investor relations page of our web site (https://rafaeholdings.irpass.com) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our web site also contains information not incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

On August 22 2022, we sold 520 Broad Street in Newark, New Jersey and an associated public garage for a total purchase price of $49.4 million, yielding net proceeds to the Company, after repayment of a loan secured by a mortgage on the facility and payment of fees and expenses related to the transaction, of approximately $33.1 million.

BUSINESS DESCRIPTION

We are advancing the development of our pipeline of novel early-stage preclinical compounds at Barer and have investments in other pharmaceutical companies, including Cornerstone Pharmaceuticals and LipoMedix. The Company’s focus to date has been to invest in and fund, discover, and develop novel cancer therapies, and we further seek to expand our portfolio through opportunistic investments in therapeutics which address high unmet medical needs through acquisitions, strategic investments, or in-licensing assets. In 2021, we formed Rafael Medical Devices, a wholly-owned orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. Historically, the Company owned real estate assets. In 2020, the Company sold an office building located in Piscataway, New Jersey and following the end of Fiscal 2022, the Company sold the building at 520 Broad Street in Newark, New Jersey and an associated public garage (the Newark Property”). Currently, the Company holds a portion a commercial building in Jerusalem, Israel as its remaining real estate asset.

Pharmaceuticals

Overview

We are a holding company with interests in clinical and early-stage pharmaceutical companies, through an investment in Cornerstone Pharmaceuticals, Inc., a clinical stage cancer metabolism-based therapeutics company, and a majority equity interest in LipoMedix Pharmaceuticals, a clinical stage pharmaceutical company. Our wholly-owned Barer Institute, is a preclinical cancer metabolism research operation formed in 2019 to focus on developing a pipeline of novel therapeutic compounds, including compounds to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer is comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer is pursuing collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s majority owned subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. Our focus to date has been to invest in and fund, discover, and develop novel cancer therapies, and we further seek to expand our portfolio through opportunistic investments in therapeutics which address high unmet medical needs through acquisitions, strategic investments, or in-licensing assets.

Cornerstone

We own our interest in Cornerstone through a 90%-owned non-operating subsidiary, Pharma Holdings, LLC (“Pharma Holdings”). Pharma Holdings owns 50% of CS Pharma Holdings, LLC (“CS Pharma”), a non-operating entity that owns equity interests in Cornerstone, and 44.0 million shares of Cornerstone Series D Convertible Preferred Stock and 979,617 common shares. Accordingly, the Company holds an effective 90% interest in its Cornerstone interests held by Pharma Holdings directly, and an effective 45% indirect interest in its interest held by CS Pharma.

Science and Preclinical:

CPI-613® (devimistat) is a stable analog of normally transient, acylated catalytic intermediates of lipoate. The CPI-613 intermediates are designed to disrupt mitochondrial function and thereby decrease the TCA cycle function; thus, CPI-613® (devimistat) misinforms these tumor systems, triggering mitochondrial stress and turning off the cancer cell TCA cycle. CPI-613 is designed to broadly affect tumor metabolism, including disrupting mitochondria and potentially intercalating in cancer cell membranes. The metabolic and mitochondrial stress have been found to trigger apoptotic and necrotic cell death pathways in tumor cells (Zachar et al., J Mol Med, 2011, 89:1137-48; Stuart et al., Cancer Metab. 2014, 2, 4: reviewed in Bingham et al., Expert Rev Clin Pharmacol. 2014, 7:837-46 and Hammoudi et al., Chin J Cancer. 2011, ;30:508-25). Thereby CPI-613® is believed to have anti-cancer activity. Combining CPI-613® with generalized metabolic stressors like chemotherapy holds the potential to result in effective killing of even the most intractable tumors like pancreatic cancer. These effects were observed in Cornerstone Pharmaceuticals’ Phase 1/2 trials to date (Alistar, et al., 2017; Pardee et al., 2018). CPI-613 has been found to be selectively accumulated in tumors in animal studies. CPI-613 is a lipoic acid analog with a fatty acid tail that may be able to utilize fatty acid transporters. Cancer cells have been shown to up-regulate fatty acid metabolism to support tumorigenesis. Cornerstone continues to study devimistat and its potential mechanism of action.

There are potential advantages of CPI-613® (devimistat) over alternative anti-metabolism and anti-cancer drugs. It is believed to be selectively taken up by cancer cells. Therefore, CPI-613® (devimistat) is anticipated to be minimally toxic to healthy cells (i.e., safe, and well tolerated), potentially allowing extended treatment courses. Moreover, its toxicity profile may allow CPI-613® (devimistat) to be used in combination with other drugs and in older patients. These potential combination regimens include established standards of care for major malignancies, allowing potential treatment of surgically unresectable cancers. Additionally, this toxicity profile could support the administration of cocktails of anti-cancer drugs that may work synergistically with CPI-613®. Thus, CPI-613® (devimistat) is being investigated for broad spectrum activity, and the potential to treat diverse tumor types, including difficult-to-treat cancers, high risk cancers, solid tumors as well as hematologic malignancies and advanced stage cancers by targeting cancer metabolism.

Several pre-clinical pharmacology and toxicology studies (including good laboratory practice toxicology (GLP Tox) studies) were conducted to investigate the pharmacokinetics (PK), drug metabolism, safety, and anticancer activity of CPI-613® (devimistat). In in vitro and ex vivo studies, CPI-613® (devimistat) exhibited anticancer activities against a tumor cell lines and cells. CPI-613® (devimistat) was taken up less in non-malignant cells. In vivo animal models bearing diverse tumor types were used to evaluate dose response, PK, and metabolism of CPI-613® (devimistat). The drug was well tolerated in animal models studied. Prolonged survival was observed when compared to untreated controls in these animal models. GLP toxicology studies showed that any adverse events related to CPI-613® (devimistat) were considered transient and mostly observed during acute dosing; animals returned to normal post-dose (i.e., toxicities were reversable or recoverable). Toxicokinetic (TK) exposures of Cmax (peak concentration) and area under curve (AUC) of CPI-613® (devimistat) from GLP Tox studies in rats and minipigs have shown safety margins expected to cover PK exposures of Cmax and AUC of CPI-613® (devimistat) in AML and pancreatic cancer patients at doses studied.

Clinical Highlights:

More than 800 patients have been dosed with devimistat to date in 21 ongoing or completed clinical trials. Cornerstone had initiated a Phase 3 pivotal trial (AVENGER 500®) of CPI-613® (devimistat) in combination with modified FOLFIRINOX as first-line treatment for patients with metastatic pancreatic cancer in December 2018. This trial compared the efficacy and safety of FOLFIRINOX (FFX, control arm) with CPI-613® (devimistat) in combination with modified FOLFIRINOX (CPI-613® + mFFX, test arm). Patients 18-75 years old of both sexes with metastatic (stage IV) pancreatic adenocarcinoma, not previously treated for metastatic disease and with ECOG performance status of 0 – 1 were eligible for enrollment in this study. This trial completed enrollment of 528 patients ahead of schedule in August 2020. On October 28, 2021, the Company announced that the AVENGER 500® Phase 3 clinical trial did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas.

Cornerstone had also initiated a Phase 3 pivotal trial (ARMADA 2000) of CPI-613® (devimistat) in patients with relapsed or refractory AML in November 2018. This study was designed to compare the efficacy and safety of CPI-613® (devimistat) in combination with high dose cytarabine and mitoxantrone (CHAM) with high dose cytarabine and mitoxantrone (HAM, control arm). The study was later amended to allow additional control arm standard of care treatments, including: combination of mitoxantrone, etoposide and cytarabine (MEC) and combination of fludarabine, cytarabine, and filgrastim (FLAG). Patients ≥ 50 years with relapsed or refractory AML and an ECOG performance status of 0 to 2 were eligible for this study. In July 2021, Cornerstone reported a positive outcome from its preplanned interim futility analysis in this trial. Based on 142 intent-to-treat (ITT) patient data, the independent data monitoring committee (IDMC) declared that the trial was non-futile and recommended that the trial continue as is. On October 28, 2021, the Company announced that the Independent Data Monitoring Committee recommended the ARMADA 2000 Phase 3 clinical trial in relapsed or refractory AML be stopped due to lack of efficacy.

Currently, 3 clinical trials are enrolling participants:

●	A phase 2 study of devimistat in patients with relapsed or refractory Burkitt lymphoma/leukemia or high-grade b-cell lymphoma with rearrangements of myc and bcl2 and/or bcl6

●	A multi-center randomized phase 1b/2 study of gemcitabine and cisplatin with or without devimistat as first-line therapy for patients with advanced unresectable biliary tract cancer

●	A phase 1/2 open-label study of devimistat in combination with hydroxychloroquine in patients with relapsed or refractory clear cell sarcoma (CCS) of soft tissue

Cornerstone is also contemplating additional clinical trials for devimistat in combination with other compounds for different indications.

Barer

In 2019, the Company established Barer, as an early-stage small molecule research operation focused on developing a pipeline of novel therapeutic targets. The Barer programs are largely focused on new approaches to treat oncology including the regulation of cancer metabolism, synthetic lethal pathways, T-cell nutrients, and autoimmunity. Barer has assembled a world renowned scientific and medical advisory team. In addition to its own internal discovery efforts, Barer is pursuing collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Farber, a majority owned subsidiary of Barer, was formed around one such agreement with Princeton University’s Office of Technology Licensing for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program.

Barer’s pipeline’s current targets are in 4 main areas. The inhibition of one carbon metabolism has been shown in pre-clinical studies to have the potential of being effective in hematologic malignancies and has been extended into other potential therapeutic indications. Barer’s other approaches in cancer include synthetic lethal mechanisms, PARPi sensitizers and mechanisms that extend the response rate of checkpoint inhibitor. With its scientific advisory team of academic and industrial leaders, Barer has established proof of concept (PoC) for its targets. Within this pipeline are novel targets to Barer, representing a potentially significant new way to treat patients with cancer and other diseases.

Dual-SHMT inhibitor

●	Licensed from Princeton with Dr. Joshua Rabinowitz as the key scientific advisor.

●	Subject to successful pre-clinical development the program is targeting an IND in 2024.

One Carbon Immune Enhancer (OCIE)

●	Proof of concept completed with the mechanism demonstrating the augmentation of the efficacy of checkpoint inhibition in animal models.

●	Subject to successful pre-clinical development the program is targeting an IND in 2024.

Novel approach of sensitizing tumor cell to PARPi.

●	Proof of concept completed demonstrating superior efficacy in the presence of PARP inhibition in animal models.

●	The program is seeking to identify novel chemical inhibitors of the therapeutic target.

Synthetic lethal mechanisms.

●	Proof of concept completed demonstrating superior efficacy in the presence of PARP inhibition in animal models.

●	The program is seeking to identify novel chemical inhibitors of the therapeutic target.

LipoMedix

LipoMedix is a clinical stage Israeli company focused on the development of a product candidate that holds the potential to be innovative, safe, and effective cancer therapy based on liposome delivery. As of July 31, 2022, the Company’s ownership interest in LipoMedix was approximately 84%.

About Promitil®:

LipoMedix was established to advance the pharmaceutical and clinical development of a patented prodrug of mitomycin-C (MMC) and its efficient delivery in liposomes to cancer cells. This proprietary molecule, known as Promitil – Pegylated Liposomal Mitomycin-C Lipidic Prodrug (PL-MLP) – is designed to overcome the toxicity associated with the clinical use of mitomycin-C and turns it into a targeted, anticancer therapeutic that could potentially become the treatment of choice in a variety of cancers with high unmet need. The inventor and scientific founder, of LipoMedix is Alberto Gabizon, M.D., Ph.D., of the Hebrew University – Shaare Zedek Medical Center, Israel. He is the co-inventor and co-developer of Doxil® (pegylated liposomal doxorubicin), a successful and widely used anticancer product based on a similar drug development strategy. Prof. Gabizon is one of the few scientists intimately familiar with the successful development and commercialization process of liposomal drugs.

Promitil® is designed for the targeted delivery of MMC in a proprietary prodrug form. Promitil® confers tumor targeting advantage due to the enhanced permeability and retention effect (EPR) of liposomes. Once in the tumor cells, the prodrug is converted to the active drug (MMC) by thiolytic agents abundantly present in tumor tissues, and MMC induces DNA cross-linking leading to tumor cell death. In preclinical studies, Promitil® inhibited cancer cells growth in animal models (pancreatic, colorectal, stomach, breast, ovarian, melanoma, bladder), including multidrug resistant tumors, as monotherapy as well as in combination with radiotherapy and/or approved cancer drugs. In these studies, Promitil® was found to be more efficacious and less toxic than MMC by a 3-fold factor.

LipoMedix has completed 3 clinical studies with Promitil® including:

1.	Phase 1A, a dose escalation study of Promitil in patients with advanced cancers. (Golan et al., “Pegylated liposomal mitomycin C prodrug enhances tolerance of mitomycin C: a Phase 1 study in advanced solid tumor patients.” Cancer Medicine, 4:1472–1483, 2015).

2.	Phase IB in advanced colorectal cancer patients with Promitil as single agent and in combination with capecitabine and/or bevacizumab. (Gabizon et al, “Pharmacokinetics of mitomycin-c lipidic prodrug entrapped in liposomes and clinical correlations in metastatic colorectal cancer patients” Investigational New Drugs, 38(5):1411-1420, 2020).

3.	Phase 1B of Promitil-based chemo-radiotherapy in patients with advanced cancers. These study results have been presented at the ESTRO-2022 meeting in poster form.

Over 100 patients were treated with Promitil® as a single agent or in combination with other anticancer drugs or radiotherapy in three clinical studies under a United States IND to assess the safety, PK profile, and preliminary efficacy, as well as 40 patients treated as named-patient for compassionate use. Promitil® was given by intravenous infusion once every 3 or 4 weeks and appears to be well-tolerated at a dose up to 2 mg/kg. Except for mild myelosuppression, no other toxicities such as skin irritation, mouth ulcers, neuropathic pain, diarrhea, or hair loss were reported. Promitil® was stable in plasma with a half-life of approximately 20 hours (vs 40-50 minutes for naked MMC).

Next Steps for Clinical Development:

Homologous recombination (HR) is an evolutionarily conserved process for repairing DNA double-strand breaks with high fidelity, and the BRCA1 and BRCA2 proteins play essential roles in this process. Patients harboring germline mutations in the BRCA1 and/or BRCA2 genes have significantly increased life-time risk of developing breast, ovarian cancer, pancreatic, and prostate cancer. Tumors with BRCA mutations are susceptible to platinum-based chemotherapy and hypersensitive to agents that inhibit poly(ADP-ribose) polymerase (PARP). However, despite their initial anti-tumor activity, multiple resistance mechanisms have been described and the development of resistance limits the clinical utility of platinum based and PARP inhibitor (PARPi) therapies. Overall, it remains a challenge in treating cancers associated with deleterious germline mutation in HR, such as BRCA1, BRCA2, and PALB2 (Partner and Localizer of BRCA2).

Preclinical studies have shown that MMC was effective in killing of BRCA2 mutant tumors. Clinical efficacy of MMC has also been reported in heavily pretreated ovarian cancer patients with BRCA1 mutations and patient with advanced, gemcitabine-resistant, pancreatic cancer who had PALB2 gene mutation. Pancreatic ductal adenocarcinoma (PDAC) continues to be one of the most lethal malignant neoplasms, with a 5-year survival rate of only 5%. Surgery is considered the sole potentially curative treatment; however, only 20% of patients diagnosed with PDAC are candidates for surgery at the time of diagnosis and is frequently followed by recurrence and therapeutic resistance. Despite advances made in the development of systemic combination chemotherapies in the last two decades, progress in improving survival outcomes in patients with PDAC is stagnant.

Based on the reported preclinical and clinical efficacy of MMC in BRCA mutated tumors, especially when combined with capecitabine in pancreatic cancer, and together with the demonstrated improved safety profile of Promitil in humans, LipoMedix believes that Promitil could offer an important therapeutic option for patients with pancreatic cancer. Thus, a clinical trial is planned to evaluate the safety, tolerability, and effects of Promitil in advanced pancreatic cancer patients who have deleterious germline mutation in BRCA1, BRCA2, or PALB2.

Promitil®-based pipeline products:

In addition to Promitil®, LipoMedix has developed other Promitil®-based products with potentially important applications:

●	Folate-targeted Promitil® (Promi-Fol), aimed at local treatment (intravesical) of superficial bladder cancer. Decorating Promitil with folate ligands is designed to exploit the frequent overexpression of folate receptors in urothelial cancers for selective and enhanced delivery of Promitil® to cancer cells. Promi-Fol holds the potential to be a safe and effective therapeutic alternative to widely used instillation of mitomycin-c for local treatment of the growing elderly patient population with superficial bladder cancer (Patil Y, et al.: “Targeting of pegylated liposomal mitomycin-C prodrug to the folate receptor of cancer cells: Intracellular activation and enhanced cytotoxicity.” Journal of Controlled Release, 225:87-95, 2016). A patent application to cover the use of Promi-Fol was granted in May 2020 by the European Patent Office.

●	Promi-Dox, a highly potent dual drug liposome with MLP and doxorubicin targeting a potential basket of tumors (Gabizon et al., “Liposome co-encapsulation of anti-cancer agents for pharmacological optimization of nanomedicine-based combination chemotherapy.” Cancer Drug Resistance, 4:463-484, 2021). There are several possible cancer settings with substantial patient numbers and significant unmet need where Promi-Dox potentially could be utilized. This formulation requires further product development. A patent application covering the formulation of Promi-Dox has been granted by the USPTO.

Rafael Medical Devices

Rafael Medical Devices is an orthopedic-focused medical device company currently concentrating on developing surgical and procedural devices designed to provide meaningful advantages to patients and healthcare providers that can be developed and commercialized. Our current lead product is an orthopedic arthroscopy instrumentation.

Rafael Medical Devices has assembled in-house team with expertise in engineering, quality, design discovery, and device development who have created successful commercial medical devices in the past. It has begun to expand its expert network of experienced device creators, key opinion leaders, and commercial experts.

Orthopedics comprise a large addressable market. Rafael Medical Devices is seeking to assemble a portfolio of Class I, II and III devices to mitigate risk across a portfolio of devices with overlapping needs and markets. This strategy is designed to minimize supply chain requirements while maximizing market potential.

OUR STRATEGY

We are a holding company with interests in clinical and early-stage healthcare companies, through our investment in Cornerstone Pharmaceuticals, our majority equity interest in LipoMedix, and the activities of Barer, and Rafael Medical Devices. Our focus to date has been to invest in and fund, discover and develop novel cancer therapies.

Our goal is to expand our portfolio and develop and bring to market therapeutics which address high unmet medical needs through internal development, opportunistic investments, acquisitions and in-licensing of assets.

We plan to continue to invest in pre-clinical and clinical stage healthcare opportunities, including those in which we already own interests, when determined to be consistent with our goals, and move toward clinical stage programs as research and development results warrant, while being ready to exploit other opportunities that may arise.

Our internal and external investment decisions will be based on the progress and results of our development and pre-clinical activities and other operational developments, and the availability of targets for investment, acquisition or licensing.

The focus of our efforts is subject to change with market conditions, results of our internal development efforts, the availability of investment opportunities on acceptable terms, the investment and acquisition opportunities we may pursue, and developments at those targets.

GOVERNMENT REGULATION AND COMPLIANCE

Our operations, products, and potential future customers are subject to extensive government regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. The global regulatory environment is increasingly stringent, unpredictable, and complex. There is a global trend toward increased regulatory activity related to medical products.

In the U.S., our product candidates are regulated as either drugs or biological products under the Federal Food, Drug and Cosmetic Act, or FFDCA, and the Public Health Service Act, or PHSA, and their implementing regulations, or as medical devices under the FFDCA and its implementing regulations, each as amended and enforced by the FDA. These laws govern the processes by which our product candidates would be brought to market. The FDA has enacted extensive regulations that control all aspects of the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, postmarket surveillance, and import and export of drugs, biological products, and medical devices. In addition, the FDA controls the access of products to market through processes designed to ensure that only products that are safe and effective for their intended use(s) and otherwise meet the applicable requirements of the FFDCA and/or PHSA before they are made available to the public.

Review And Approval Of Drugs In The United States

In the United States, the FDA approves and regulates drugs under the FFDCA, and its implementing regulations. The failure to comply with requirements under the FFDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of compliance letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

Each of Cornerstone’s, LipoMedix’s, Barer’s, and Farber Partners’ (collectively referred to as the “Pharmaceutical Companies”) product candidates must be approved by the FDA through a New Drug Application, or NDA. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

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

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, and the purity and stability of the drug substance, as well as in vitro and animal studies to assess the potential safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices, or GLP, requirements. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is an exemption from the FFDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for regulatory approval. Such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND before a clinical trial can begin in the US. In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at each institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects.

Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined under certain limited circumstances when authorized by FDA:

Phase 1. The drug is initially introduced into a small number of healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition (e.g., cancer) and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

Phase 2. The drug is administered to a limited number of patients in the target patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for a specific targeted disease and to determine dosage tolerance and optimal dosage.

Phase 3. These clinical trials are commonly referred to as “pivotal” studies, which denotes a study or studies that present the pivotal data (but not the only data) that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. The drug is administered to an expanded number of patients in the target patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Phase 4. Post-approval studies may be required to be conducted, or a sponsor may decide on its own to conduct them in order to collect additional data, after initial regulatory approval. These studies are used to gain additional experience and additional safety and/or efficacy data from the treatment of patients in the intended therapeutic indication.

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

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration in that packaging over its shelf life.

If clinical trials are successful, the next step in the drug development process is the preparation and submission to the FDA of an NDA or BLA, Biologics License Application. The NDA or BLA is the vehicle through which drug applicants formally propose that the FDA approve a new drug or biologic for marketing and sale in the United States for one or more indications. The results of product development, preclinical studies, and clinical trials, along with detailed descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. For example, products with orphan drug designation are not subject to user fees.

The FDA reviews all NDAs and BLAs submitted to identify if there are any deficiencies before it can officially accept the applications for in-depth review, also known as “filing” of the NDA or BLA. The FDA may also request additional information before deciding whether to accept an NDA or BLA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA.

After the NDA or BLA submission is accepted for filing, the FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality, and purity, and whether the product has appropriate labeling for its intended use. There is a two-tiered system of review times – standard review and priority review. A priority review designation means FDA’s goal is to take action on an application within six months (compared to 10 months under standard review) in addition to the 2-month filing period. During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the drug or biologic following its approval. If the FDA concludes that a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if a REMS is deemed to be required.

Before approving an NDA or BLA, the FDA will typically inspect the facilities at which the product is to be manufactured. These preapproval inspections may cover all facilities associated with an NDA or BLA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP.

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

On the basis of the FDA’s evaluation of the NDA or BLA and accompanying information, including the results of the inspection of the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for a specific indication or indications. A complete response letter generally outlines the deficiencies in the application and may require the sponsor to undertake substantial additional testing or gather significant additional data and information in order for the FDA to reconsider the application. If a complete response letter is issued, the applicant may either resubmit the application, addressing all of the deficiencies identified in the complete response letter, or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included and the FDA’s classification of the resubmission. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If a product receives regulatory approval, the approval may be limited to a specific disease(s) and dosage(s) or the indication(s) for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require phase 4 testing, which involves post-approval clinical trials designed to further assess a product’s safety and/or effectiveness, and also may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Fast track, breakthrough therapy, and priority review designations

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

Post-Approval Requirements

Any drug that receives FDA approval is subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, by submitting supplemental NDAs, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, suspension of the approval, product recalls, or complete withdrawal of the product from the market;

●	fines, warning letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending NDAs or BLAs or supplements to approved NDAs or BLAs, or suspension or revocation of product approvals;

●	product seizure or detention, or refusal to permit the import or export of products; and/or

●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indication(s) and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations, and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Abbreviated new drug applications for generic drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FFDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications, and stability of the generic drug, as well as analytical methods, manufacturing process validation data, and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely the FDA’s prior determination of safety and effectiveness based upon the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FFDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant. If the 505(b)(2) applicant can establish that reliance on FDA’s previous finding of safety and effectiveness of the RLD is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the previously approved RLD. The FDA may then approve the new product candidate for all, or some, of the label indication(s) for which the RLD has been approved, as well as for any new indication(s) for which approval is sought by the 505(b)(2) applicant.

Pediatric studies and exclusivity

Under the Pediatric Research Equity Act, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indication(s) in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of FDASIA 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and any other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to waiver requests, deferral requests and requests for extension of deferrals are contained in FDASIA. Unless and until FDA promulgates a regulation stating otherwise, the pediatric data requirements do not apply to products with orphan designation. However, in accordance with FDARA 2017, certain orphan designated cancer drugs are no longer exempt from having to conduct pediatric studies. FDARA requires that any original NDA or BLA submitted on or after August 18, 2020, for a new active ingredient, must contain studies of molecularly targeted pediatric cancers, unless a deferral or a waiver is granted, if the drug that is the subject of the application is intended for the treatment of an adult cancer and directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA or BLA for the drug for the rare disease or condition. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee. The first applicant to obtain approval of an orphan drug is eligible for seven years of exclusivity for a drug, or twelve years of exclusivity for a biologic, during which FDA may not approve the same drug for the same approved orphan indication unless the subsequent product is shown to be clinically superior or if the FDA withdraws exclusive approval or revokes orphan drug designation, or if the marketing application (NDA or BLA) for the orphan drug is withdrawn for any reason, or if the holder of the orphan exclusive approval fails to assure a sufficient quantity of the orphan drug.

Patent term restoration and extension

A patent claiming a new drug product or its method of use may be eligible for a limited patent term extension, also known as patent term restoration, under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. Patent term extension is generally available only for drug products whose active ingredient has not previously been approved by the FDA. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date, up to a maximum of five years. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension in consultation with the FDA.

FDA approval and regulation of companion diagnostics

If safe and effective use of a therapeutic depends on a diagnostic, a medical device that is often an in vitro diagnostic or IVD, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a candidate IVD companion diagnostic and its corresponding therapeutic should be co-developed and approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. In July 2016, the FDA issued a draft guidance detailing general principles to guide co-development of an in vitro companion diagnostic device with a therapeutic product.

Review And Approval Or Clearance Of Medical Devices In The United States

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a Premarket Notification, or 510(k), FDA approval of a Premarket Approval, or PMA, application, or FDA marketing authorization in response to a De Novo request. Under the FFDCA, medical devices are classified into one of three classes – Class I, Class II or Class III – depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure the device’s safety and effectiveness. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or that use advanced technology which is not substantially equivalent to that of a legally marketed device, are generally placed into Class III.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FFDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Class III devices require approval of a PMA evidencing safety and effectiveness of the device. Certain novel devices of low to moderate risk, for which the FDA can make a risk-based classification of the device into Class I or II, can receive marketing authorization in response to a De Novo request.

To obtain 510(k) clearance, a manufacturer must submit a 510(k) premarket notification demonstrating to the FDA’s satisfaction that the proposed device is at least as safe and effective as, that is, “substantially equivalent” to, another legally marketed device that itself does not require PMA approval, or a predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The sponsor must submit information that supports its substantial equivalency claims. The FDA’s 510(k) clearance process usually takes from three to twelve months, but often takes longer. FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments.

Before the sponsor can market a new device that is the subject of a 510(k) premarket notification, the sponsor must receive an order from the FDA finding substantial equivalence and clearing the new device for commercial distribution in the US. If the FDA agrees that the device is substantially equivalent to a lawfully marketed predicate device, it will grant 510(k) clearance to authorize the device for commercialization. If the FDA determines that the device is “not substantially equivalent,” the device is automatically designated as a Class III device. The device sponsor then must either fulfill the more rigorous PMA requirements, or the sponsor can submit a De Novo request seeking a risk-based classification determination for the device in accordance with the FDA’s De Novo classification process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. A sponsor also can submit a De Novo classification request directly, without first submitting a 510(k), if the sponsor determines that there is no legally marketed device upon which to base a determination of substantial equivalence.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval or De Novo classification. The FDA requires each manufacturer to determine in the first instance whether the proposed change requires submission of a 510(k), a De Novo classification request or a PMA, but the FDA can review any such decision and disagree with a sponsor’s determination. If the FDA disagrees with a manufacturer’s determination not to seek a new 510(k) or other form of marketing authorization for a modification to a 510(k)-cleared product, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) clearance or PMA approval is obtained or a De Novo classification is granted.

The PMA process is more demanding than either the 510(k) premarket notification process or the De Novo classification process and includes stringent clinical investigation and other requirements. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations, which govern investigational device labeling, prohibit promotion of investigational devices, and specify an array of recordkeeping, reporting, and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and the IRB may impose additional requirements for the conduct of the clinical trial. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and recordkeeping requirements.

In addition to clinical and preclinical data, the PMA must contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If FDA accepts the application for review, FDA has 180 days under the FFDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA generally will conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ facilities to ensure compliance with the FDA’s Quality System Regulation codified in 21 CFR Part 820, or QSR.

The FDA will approve the new device for commercial distribution if the FDA determines that the data and information in the PMA application constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval. Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement, or in some cases a new PMA.

Both before and after a medical device is commercially released, the sponsor has ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. Sponsors are also subject to periodic inspection by the FDA for compliance with the FDA’s QSR, among other FDA requirements, such as requirements for advertising and promotion of medical devices. The sponsor’s manufacturing operations, and those of any third-party manufacturers, are required to comply with the QSR, which require manufacturers, including third-party manufacturers and suppliers, to follow stringent design, testing, control, maintenance of records and documentation, and other quality assurance procedures during all aspects of the design and manufacturing process both before and after receiving device clearance or approval. The QSR requires that each manufacturer establish a quality system by which the manufacturer monitors the manufacturing process and maintains records that show compliance with the FDA regulations and the manufacturer’s written specifications and procedures relating to each device. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing medical devices, and it is also necessary for distributing in the United States certain devices exempt from FDA clearance and approval requirements. The FDA conducts announced and unannounced periodic and ongoing inspections of medical device manufacturers to determine compliance with the QSR. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, the FDA may issue inspectional observations on Form FDA-483, or Form 483, that would necessitate prompt corrective action. If the FDA inspectional observations are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action, including the imposition of operating restrictions, including a ceasing of operations, on one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products, and assessing civil or criminal penalties against the manufacturer and its officers and employees. The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with the manufacturer. The FDA may also recommend prosecution to the U.S. Department of Justice, or DOJ. Any adverse regulatory action, depending on its magnitude, may restrict a manufacturer from effectively manufacturing, marketing, and selling any medical device(s) and could have a material adverse effect on the manufacturer’s business, financial condition, and results of operations.

After a device is cleared or approved or otherwise authorized for marketing, numerous pervasive regulatory requirements continue to apply unless explicitly exempt. These include, among others things:

●	establishment registration and device listing with the FDA;

●	continued adherence to the QSR requirements;

●	labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provides adequate directions for use, and that all claims are substantiated, and which also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling, in accordance with FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;

●	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of a cleared device;

●	medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury if the malfunction were to occur;

●	correction, removal, and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health;

●	complying with requirements governing Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;

●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and

●	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Review And Approval Of Drugs In Europe And Other Foreign Jurisdictions

In addition to regulations in the US, a manufacturer of drugs is subject to a variety of regulations in foreign jurisdictions to the extent they choose to sell any drug products in those foreign countries. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. To obtain regulatory approval of an investigational drug or biological product in the European Union, or the EU, a manufacturer must submit a marketing authorization application, or MAA, to the European Medicines Agency or EMA. For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary from country to country. In all cases, clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Review And Approval Of Medical Devices In Europe And Other Foreign Jurisdictions

In addition to regulations in the US, a manufacturer of medical devices is subject to a variety of regulations in foreign jurisdictions, which vary substantially from country to country, to the extent a manufacturer chooses to sell any medical devices in those foreign countries. In those countries, a manufacturer can be subject to supranational, national, regional, and local regulations affecting, among other things, the development, design, manufacturing, product standards, packaging, advertising, promotion, labeling, marketing, and postmarket surveillance of medical devices. In order to market a medical device in other countries, the sponsor must obtain regulatory approvals or certifications and comply with extensive safety and quality regulations enforced in those countries. The time required to obtain approval or certification by a foreign country may be longer or shorter than that required for FDA approval or clearance, and the requirements may differ significantly.

The EU has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling, and adverse event reporting for medical devices. Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC, the EU Medical Devices Directive, or MDD, which had created a single set of medical device regulations for devices marketed in all EU member countries. Compliance with the MDD and certification to a quality system (e.g., ISO 13485 certification) enabled a manufacturer to place a CE mark on its products. To obtain authorization to affix the CE mark to a product, a recognized European Notified Body had to assess a manufacturer’s quality system and the product’s conformity to the requirements of the MDD.

The MDD has been repealed and replaced by Regulation (EU) No 2017/745, the EU Medical Devices Regulation, or MDR, which imposes significant additional premarket and postmarket requirements on medical devices. The MDR entered into application on May 26, 2021. Under a corrigendum to the MDR finalized in December 2019, some low-risk medical devices being up-classified as a result of the MDR, including low-risk instruments, may receive a transitional period to comply by May 2024.

The MDR establishes a uniform, transparent, predictable, and sustainable regulatory framework across the EU for medical devices and ensures a high level of safety and health while supporting innovation. Unlike the MDD, the MDR is directly applicable in EU member states without the need for member states to implement the MDR into national law, with the aim of increasing harmonization across the EU. The MDR, among other things:

●	strengthens the rules on placing devices on the market (e.g., reclassification of certain devices and wider scope than the MDD) and reinforces surveillance once the devices are commercially available;

●	establishes explicit provisions on manufacturers’ responsibilities for follow-up on the quality, performance, and safety of devices placed on the market;

●	establishes explicit provisions on importers’ and distributors’ obligations and responsibilities;

●	imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;

●	improves the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;

●	sets up a central database (MDR EUDAMED or EUDAMED), which is collaborative and interoperable and functions as a registration system, and a collaborative and a dissemination system (partially open to the public) that can, among other things, provide patients, healthcare professionals, and the public with information on products available in the EU; and

●	strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

Devices lawfully placed on the market pursuant to the MDD prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the MDR’s transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the MDR, in particular the obligations described below.

The MDR requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (EUDAMED), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address, and contact details of the person or persons responsible for regulatory compliance. The MDR also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier, or UDI, database. These new requirements aim at ensuring better identification and traceability of medical devices. Each device – and, as applicable, each package – will have a UDI composed of two parts: a device identifier, or UDI-DI, specific to a device, and a production identifier, or UDI-PI, to identify the unit producing the device. Manufacturers are also responsible for entering the necessary data on EUDAMED, which includes the UDI database, and for keeping it up to date. The obligations for registration in EUDAMED and other mandatory uses of the system will start when the entire EUDAMED system (including all six modules) has been declared fully functional following an independent audit and an EU Commission notice to be published in the Official Journal and in accordance with the transitional provisions set out in the medical devices regulations. Until EUDAMED is fully functional, the corresponding provisions of the MDD continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system. Under this system, serious incidents and Field Safety Corrective Actions, or FSCAs, must be reported to the relevant authorities of the EU member states. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device.

The advertising and promotion of medical devices in the EU is subject to some general principles set forth in EU legislation. Under the MDR, only devices that are CE marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising of medical devices and contain general rules, for example, requiring that advertisements are evidenced, balanced, and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, in particular with respect to healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities, and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the US, on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs.

The aforementioned EU requirements are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein, and Iceland.

Many other countries have specific requirements for classification, registration, and post-marketing surveillance that are independent of the countries discussed above. This landscape is constantly evolving. Rafael Medical Devices could be found in violation if it interprets the laws incorrectly or fails to keep pace with changes in laws and regulations. In the event of either of these occurrences, Rafael Medical Devices could be instructed to recall any products that it is marketing, cease distribution, and/or be subject to civil or criminal penalties.

Pharmaceutical Coverage, Pricing, And Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Even if one of our product candidates is approved, sales of our products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers, and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that the Pharmaceutical Companies may successfully develop and for which they may obtain regulatory approval and may affect their overall financial condition and ability to develop product candidates.

Healthcare Law And Regulation

In addition to FDA restrictions on marketing of drug products and medical devices, other supranational, national, regional, federal, state, and local laws concerning healthcare fraud and abuse, including false claims and anti-kickback laws, healthcare professional payment transparency laws, and privacy laws restrict business practices in the pharmaceutical and medical device industries. These laws have been subject to increased enforcement activities with respect to medical products manufacturers in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the US, exclusion from participation in government healthcare programs, including Medicare, Medicaid, and Veterans Administration health programs. Restrictions under applicable federal and state and analogous foreign healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs;

●	the federal False Claims Act, which prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable protected health information, including breach notification regulations;

●	analogous state data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, medical and financial information, and other information, including data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information, as well as the California Consumer Privacy Act or CCPA, which, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals numerous rights relating to their personal information that may affect companies’ ability to use personal information or share it with business partners, and the California Privacy Rights Act, or CPRA, which expands the scope of the CCPA, imposes new restrictions on behavioral advertising and establishes a new California Privacy Protection Agency that will enforce the law and issue regulations, and is scheduled to become “operative” on January 1, 2023, with a 12-month “lookback provision,” and the various state laws and regulations may be more restrictive and not preempted by United States federal laws;

●	analogous foreign data protection laws, including among others the EU General Data Protection Regulation, or the GDPR, and EU member states’ implementing legislation, which imposes data protection requirements that include strict obligations and restrictions on the ability to collect, analyze, and transfer EU personal data, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total worldwide annual turnover of the preceding financial year), with legal requirements in foreign countries relating to the collection, storage, processing, and transfer of personal data continuing to evolve;

●	the United States civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers; and

●	state laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In addition, our operations in foreign countries are subject to the extraterritorial application of the United States Foreign Corrupt Practices Act, or FCPA. Our global operations are also subject to foreign anti-corruption laws, such as the United Kingdom Bribery Act, among others. As part of our global compliance program, we seek to address anti-corruption risks proactively.

COMPETITION

We and the Healthcare Companies operate in highly competitive segments. We and the Healthcare Companies face competition from many different sources, including commercial pharmaceutical and biotechnology and medical device enterprises, academic institutions, government agencies, and private and public research institutions. Many of our and the Healthcare Companies’ competitors have significantly greater financial, product development, manufacturing and marketing resources than we and the Healthcare Companies possess. Large pharmaceutical companies and medical device companies have extensive experience in clinical testing and obtaining regulatory approval for drugs and devices. In addition, many universities and private and public research institutes are active in research in direct competition with us and the Healthcare Companies. We and the Healthcare Companies also may compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our and the Healthcare Companies competitors are pursuing the development and/or acquisition of pharmaceuticals, medical devices and over-the-counter (“OTC”) products that target the same diseases, conditions and unmet needs that we and the Healthcare Companies are targeting. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our and the Healthcare Companies’ products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we and the Healthcare Companies would introduce must compete with other products already on the market or products that are later developed by competitors. The principal methods of competition for our and the Healthcare Companies’ products include quality, efficacy, market acceptance, price, and marketing and promotional efforts, patient access programs and product insurance coverage and reimbursement.

INTELLECTUAL PROPERTY

Licenses

Cornerstone maintains an exclusive license agreement with the Research Foundation of the State University of New York at Stony Brook, or RF, granting Cornerstone the exclusive right to make, use and sell products covered under specified technology relating to lipoic acid derivatives with the right to grant sublicenses. This license agreement was subsequently amended in 2004, 2007 and 2017 and relates to Cornerstone’s class of compounds. Cornerstone maintains a low single-digit royalty agreement with Altira Capital and Consulting, LLC (of which we own 66.66%), pursuant to which Cornerstone is granted sole ownership of patents directed to lipoic acid derivatives and other technology.

Cornerstone maintains an exclusive license agreement with Ono Pharmaceutical Co., Ltd, or Ono, whereby Cornerstone granted Ono an exclusive right to make, use and sell CPI-613® (devimistat) and related products in Japan, South Korea, Taiwan, and certain countries in Southeast Asia under specified intellectual property held by Cornerstone. Ono granted to Cornerstone a non-exclusive right under intellectual property held by Ono to make, use, and sell CPI-613® (devimistat) and related products in countries other than Japan, South Korea, Taiwan, and certain countries in Southeast Asia. Under the license agreement, Ono is required to use commercially reasonable efforts to develop the licensed products in territories licensed to Ono. The agreement may be terminated without cause by Ono or by Cornerstone for material breach by Ono.

Farber Partners, a subsidiary of Barer, has executed a worldwide, exclusive and sub-licensable licenses from the Trustees of Princeton University from work done in the Rabinowitz lab regarding metabolites that are able to stimulate anti-cancer immune responses to support its ongoing Barer Institute immuno-metabolism pipeline. The in-licensed intellectual property is foundational work for immunotherapy combination developed at Barer.

LipoMedix maintains an exclusive license agreement with Yissum Research and Development Company, the technology transfer arm of the Hebrew University of Jerusalem granting LipoMedix the exclusive right to make, use and sell products covered under specified patents relating to the mitomycin lipophilic prodrug and its liposomal formulation (Promitil®) with the right to grant sublicenses. LipoMedix also maintains an exclusive license agreement with Shaare Zedek Scientific Company, the technology transfer arm of Shaare Zedek Medical Center (“SZMC”) granting LipoMedix the exclusive right to license any new intellectual property developed at SZMC relating to the mitomycin lipophilic prodrug and its liposomal formulation (Promitil®) with the right to grant sublicenses.

Patents

Cornerstone patents its technology, inventions, and improvements that it considers important to the development of its business. A patent gives the patent holder the right to exclude any unauthorized use of the subject matter of the patent in those jurisdictions in which a patent is granted. As of September, 2022, Cornerstone owns or in-licenses more than ten U.S. patents, more than one dozen foreign patents registered in various countries, and many pending U.S. and foreign patent applications. Additional patent applications are anticipated to be filed as studies progress. Patents that Cornerstone has obtained for its platform technologies and patents that may issue in the future based on Cornerstone’s currently pending patent applications are scheduled to expire in years 2028 through 2042. These dates do not include potential patent term extensions. Cornerstone has obtained U.S. orphan drug designation for CPI-613® (devimistat) in the treatment of pancreatic cancer, AML, MDS, Burkitt’s Lymphoma, Peripheral T-cell Lymphoma (PTCL), soft tissue sarcoma, and biliary cancer.

Cornerstone maintains U.S. and international trademarks covering its lead development compound (CPI-613® (devimistat)). U.S. and international trademarks are also maintained for potential brand names of devimistat in the event that it was to receive regulatory approval permitting commercialization.

Barer has filed patents for its novel inventions, and has entered into licensing agreements for other intellectual property. Four patent applications have been filed under Barer’s Farber subsidiary’s name in the area of T-cell nutrients to enhance checkpoint inhibition and one in carbon metabolism. In the area of T-cell nutrients, a provisional patent and a non-provisional patent were filed on December 20, 2021 and July 15, 2022 respectively.

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

Four new patent applications covering the use of Promitil®, in combination with other chemotherapies and with radiotherapy, targeting of Promitil with a folate ligand, and a reformulation of Promitil with co-encapsulated mitomycin prodrug and doxorubicin have been approved by the USPTO or EPO in 2018-2020. The patent portfolio is currently comprised of five granted families of patents and one application under review.

Rafael Medical Devices patents its technology, inventions, and improvements that it considers important to the development of its business. As of September 16, 2022, Rafael Medical Devices had filed the following two patent applications related to its devices filed with the USPTO and PCT: Patent application entitled Compression Anchor Systems, Devices, Instruments, Implants and Methods of Assembly and Use, and patent application entitled Videoscopic Arthroscopic Instruments, Devices, and Systems and Methods of Use and Assembly.

Additional patent applications may be filed as development progresses as it deems to be in its best interest.

MANUFACTURING

The Healthcare Companies do not own or operate, and currently have no plans to establish, any manufacturing facilities or fill-and-finish facilities. The Pharmaceutical Companies currently rely, and expect to continue to rely, on third parties for the manufacture of their product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that they may commercialize in the event that they receive regulatory approval. The Pharmaceutical Companies obtain supplies from these established contract manufacturers on a purchase order basis and do not have long-term supply arrangements in place. The Pharmaceutical Companies do not currently have arrangements in place for redundant supply for bulk drug substance or drug product, however, we may seek to add that capability if we move toward regulatory approval and commercialization of specific candidates. For all of the product candidates, the Pharmaceutical Companies intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and the formulation and fill-and-finish. We have no current plans to develop internal manufacturing facilities of fill-and-finish facilities, including potential commercialization of product candidates should they receive regulatory approval.

For Cornerstone, the compounds are organic compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. Cornerstone expects to continue to develop drug candidates that can be produced relatively cost-effectively at contract manufacturing facilities.

Barer is focused on small molecule drug discovery. These are organic compounds of low molecular weight (MW<600). Currently, no program for Barer has reached manufacturing or large scale (>1 kg) synthesis.

LipoMedix’s Promitil® and other pipeline candidates are based on an active pharmaceutical ingredient (API) referred to as MLP (abbreviation of mitomycin-C lipid-based prodrug) that is formulated into customized nanoparticles. These nanoparticles consist of lipids and a polyethylene-glycol (PEG) polymer and are known as pegylated liposomes.

LipoMedix obtains bulk drug substance and drug product supplies from established contract manufacturers on a purchase order basis and does not have long-term supply arrangements in place. LipoMedix does not currently have arrangements in place for commercial supply or redundant supply for bulk drug substance or drug product.

Rafael Medical Devices optimizes supply chains and manufacturing on a device per device basis focusing on quality, time, and cost. At present Rafael Medical Devices does not own or operate manufacturing facilities. Rafael Medical Devices management has relationships with top tier manufacturers on an as-needed basis.

Real Estate

The commercial real estate holdings consist of a portion of a building in Israel, and prior to the sale in August 2022, the Newark Property.

On August 22, 2022, the Company completed the sale of Newark Property for a purchase price of $49.4 million.

The Newark Property was encumbered by a mortgage securing a $15 million loan which was paid off in this transaction. After repaying the loan, and paying commissions, taxes, and other costs, the Company received a net amount of approximately $33.1 million at closing.

The Newark Property serves as the headquarters of the Company and affiliated entities, IDT Corporation (“IDT”), and Genie Energy, Ltd. (“Genie”), who occupy the second through fourth floors. During Fiscal 2022, approximately 25% of the building was leased, including leases to IDT and Genie.

At July 31, 2022 and 2021, the carrying value of the land, building and improvements at 520 Broad Street was $40.5 million and $41.7 million, respectively.

Currently, our last remaining real estate holding is in Israel. Our holding in Israel is a condominium portion of an office building built in 2004 located in the Har Hotzvim section of Jerusalem, Israel. The condominium is one floor of approximately 12,400 square feet. Har Hotzvim is a high-tech industrial park located in northwest Jerusalem. It is the city’s main zone for science-based and technology companies, among them Intel, Teva and Mobileye. As of July 31, 2022, the space is fully leased to two tenants; one is and IDT subsidiary and another is a third-party tenant.

Depreciation expense of property, plant and equipment was $1.4 million and $1.5 million in fiscal 2022 and fiscal 2021, respectively.

COMPETITION

With respect to our real estate business, we compete for commercial (office and retail) tenants in Jerusalem, Israel. The commercial real estate market is highly competitive. Numerous commercial properties compete with us for tenants based on location, rental rates, tenant allowances, operating expenses and the quality and design of the property. Other factors tenants consider are; quality and breadth of tenant services provided, onsite amenities and reputation of the owner and property manager.

OUR STRATEGY

Our strategy related to our real estate business is to continue to operate and maximize the value of our real estate holding in Israel.

EMPLOYEES

As of October 25, 2022, Rafael Holdings and its subsidiaries had 22 full-time employees and 1 part-time employee, including 5 full-time and 1 part-time employees dedicated to the real estate group.

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

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about ten to fifteen years to develop one new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of July 31, 2022, we held approximately $26.5 million in cash and cash equivalents, approximately $36.7 million in short-term available for sale securities, $0.297 million in third-party and related party receivables and interest receivable (net of allowance for doubtful accounts), approximately $4.8 million in interests in hedge funds and approximately $0.5 million in securities in another entity that are not liquid. Investments in hedge funds carry a degree of risk, as there can be no assurance that we will be able to redeem any hedge fund investments at any time or that our investment managers will be able to accurately predict the course of price movements of securities and other instruments and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. Our passive interests in other entities are not currently liquid and we cannot assure that we will be able to liquidate them when we desire, or ever. As a result of these different market risks, our holdings of cash, cash equivalents, and investments could be materially and adversely affected.

We may not be able to consummate any investment, business combination or other transaction.

While we are actively seeking corporate development opportunities, we may not be able to find any suitable target businesses and consummate an investment, business combination or other transaction. Our ability to complete any such transactions may be negatively impacted by general market conditions, volatility in the debt and equity markets, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Risks Related to our Pharmaceuticals Business

Our future success may depend on remaining prospects for Cornerstone’s lead product candidate devimistat (CPI-613®) as that is our current asset at the most advanced stage of development. If Cornerstone is unable to gain regulatory approval or commercialize its product candidates or experiences significant delays in doing so, our business will be materially harmed.

We have invested a significant amount of capital into Cornerstone’s. All of Cornerstone’s current and any future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before Cornerstone can generate any revenue from product sales.

The success of devimistat (CPI-613® (devimistat)) is beyond our or Cornerstone’s control, and the drug development and regulatory approval processes could cause significant delay or prevent Cornerstone from obtaining regulatory approval or commercializing CPI-613® (devimistat) or any other product candidates. If Cornerstone is unable to develop, obtain regulatory approval for, or, if approved, successfully commercialize its product candidates, we may not be able to generate sufficient revenue to continue our business.

The Pharmaceutical Companies may not be successful in their efforts to identify or discover potential product candidates.

Our business strategy includes elements for our subsidiaries and entities in which we invest to identify, create and test compounds and to advance clinical testing of those and other compounds. A significant portion of the research that the Pharmaceutical Companies are conducting involves new compounds and drug discovery methods and suitable drug delivery systems, including the Pharmaceutical Companies’ proprietary technology. The drug discovery that the Pharmaceutical Companies are conducting using the Pharmaceutical Companies’ proprietary technology may not be successful in identifying compounds that are useful in treating cancer or other ailments. The Pharmaceutical Companies’ research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

●	the research methodology used may not be successful in identifying appropriate biomarkers, potential product candidates or effective carrier systems to confer a drug delivery advantage.

●	potential product candidates may, on further study, be shown to not be effective, have harmful side effects or other characteristics that indicate that they are unlikely to be medicines that will receive regulatory approval and achieve market acceptance.

Research programs to identify new product candidates require substantial technical, financial and human resources. The Pharmaceutical Companies may choose to focus the Pharmaceutical Companies’ efforts and resources on a potential product candidate that ultimately proves to be unsuccessful.

If the Pharmaceutical Companies are unable to identify suitable compounds for preclinical and clinical development, and/or are unable to successfully secure regulatory approval for any such compounds, the Pharmaceutical Companies will not be able to obtain product revenue in future periods, which likely would result in significant harm to the Pharmaceutical Companies’ financial position and adversely impact the Pharmaceutical Companies’ valuation.

We and the Pharmaceutical Companies may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our and the Pharmaceutical Companies’ preclinical and clinical programs may experience delays or may never advance, which would adversely affect their ability to obtain regulatory approvals or commercialize their product candidates on a timely basis or at all, which could have an adverse effect on their business.

In order to obtain FDA approval to market a new drug, the product sponsor must demonstrate the safety and efficacy of the new drug in humans to the satisfaction of the FDA. To meet these requirements, the Pharmaceutical Companies will have to conduct extensive studies, including pre-clinical studies and adequate and well-controlled clinical trials. Clinical testing is very expensive, time-consuming and subject to uncertainty.

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

Conducting preclinical testing and clinical trials represents a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per development program. Delays associated with programs for which the Pharmaceutical Companies are conducting preclinical studies may cause them to incur additional operating expenses. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

●	inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;

●	timely completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;

●	approval by an independent Institutional Review Board, or IRB, ethics committee at each clinical site before each trial may be initiated;

●	delays in reaching a consensus with regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials;

●	delays in reaching agreement on acceptable contractual terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

●	delays in identifying, recruiting and training suitable clinical investigators;

●	delays in recruiting eligible patients to participate in clinical trials;

●	delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of product candidates for use in clinical trials;

●	insufficient or inadequate supply or quality of product candidates or other materials necessary for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;

●	imposition of a temporary or permanent clinical hold by regulatory authorities;

●	developments on trials conducted by competitors for related technology that raise FDA or foreign regulatory authority concerns about risk to patients of the technology broadly, or if the FDA or a foreign regulatory authority finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

●	delays in recruiting, screening and enrolling patients and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

●	difficulty collaborating with patient groups and investigators;

●	failure by CROs, other third parties or the Pharmaceutical Companies to adhere to clinical trial protocols;

●	failure by CROs, other third parties or the Pharmaceutical Companies to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements, or GCPs, or applicable regulatory guidelines in other countries;

●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits, or occurrence of adverse events in a trial of the same class of agents conducted by other companies;

●	changes to the clinical trial protocols;

●	clinical sites deviating from trial protocols or dropping out of a trial;

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

●	selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;

●	the cost of clinical trials of our product candidates being greater than anticipated;

●	clinical trials of the Pharmaceutical Companies’ product candidates producing negative or inconclusive results, which may result in our or their deciding, or regulators requiring us, to conduct additional clinical trials or abandon development of such product candidates;

●	transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization, or CMO, and delays or failure by CMOs or the Pharmaceutical Companies to make any necessary changes to such manufacturing process; and

●	third parties being unwilling or unable to satisfy their contractual obligations to us or the Pharmaceutical Companies.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that the Pharmaceutical Companies encounter such difficulties or delays in initiating, enrolling, conducting or completing any planned and ongoing preclinical studies and clinical trials. Any inability by the Pharmaceutical Companies to successfully initiate or complete preclinical studies or clinical trials could result in additional costs or impair our ability to generate revenue from future product sales of any product candidates that were to receive regulatory approval. In addition, if the Pharmaceutical Companies make manufacturing or formulation changes to their product candidates, they may be required to or may elect to conduct additional studies to bridge modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which any marketed products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize the Pharmaceutical Companies’ product candidates and may seriously harm our business.

Further, conducting clinical trials in foreign countries, as the Pharmaceutical Companies may do for their product candidates, presents additional risks that may delay completion of clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, failure of the Pharmaceutical Companies to persuade the FDA as to the scientific robustness and clinical acceptability of the data from any such foreign clinical trials, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Moreover, principal investigators for the Pharmaceutical Companies’ clinical trials may serve as scientific advisors or consultants to the Pharmaceutical Companies from time to time and receive compensation in connection with such services. Under certain circumstances, the Pharmaceutical Companies may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between the Pharmaceutical Companies and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site, and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of regulatory approval of one or more product candidates.

Delays in the completion of any preclinical studies or clinical trials of the Pharmaceutical Companies’ product candidates will increase our costs, slow down product candidate development and approval processes, and delay or potentially jeopardize our ability to commence product sales and generate product revenue from any product candidate that might receive regulatory approval. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Any delays to the Pharmaceutical Companies’ preclinical studies or clinical trials that occur as a result could shorten any period during which we or they may have the exclusive right to commercialize such product candidates, and our competitors may be able to bring products to market before we do, and the commercial viability of any product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Enrollment may be particularly challenging for some of the orphan diseases the Pharmaceutical Companies target in the Pharmaceutical Companies’ programs. In addition, there may be limited patient pools from which to draw for clinical studies. In addition to the rarity of some diseases, the eligibility criteria of the Pharmaceutical Companies’ clinical studies will further limit the pool of available study participants as they may require that patients have specific characteristics that they can measure or to assure their disease is either severe enough or not too advanced to include them in a study. In addition, some of the Pharmaceutical Companies’ competitors may have ongoing clinical trials for product candidates that are in development to treat the same indications as the Pharmaceutical Companies’ product candidates, and patients who would otherwise be eligible for the Pharmaceutical Companies’ clinical trials may instead enroll in clinical trials of the Pharmaceutical Companies’ competitors’ product candidates and therefore be ineligible or otherwise unwilling to enroll in the Pharmaceutical Companies’ clinical trials.

Patient enrollment is also affected by other factors including:

●	size and nature of the patient population;

●	severity of the disease under investigation;

●	availability and efficacy of approved drugs for the disease under investigation;

●	patient eligibility criteria for the trial in question as defined in the protocol;

●	perceived risks and benefits of the product candidate under study;

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or future product candidates being investigated for the indications we are investigating;

●	delays in or temporary suspension of the enrollment of patients in our planned clinical trials due to the COVID-19 pandemic;

●	ability to obtain and maintain patient consents;

●	patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients; and

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion, including as a result of contracting COVID-19 or other health conditions or being forced to quarantine, or, because they may be late-stage cancer patients and will not survive the full durations of the clinical trials.

These factors may make it difficult for the Pharmaceutical Companies to enroll enough patients to complete their clinical trials in a timely and cost-effective manner. The Pharmaceutical Companies’ inability to enroll a sufficient number of patients for their clinical trials would result in significant delays or may require them to abandon one or more clinical trials altogether. Enrollment delays in clinical trials may result in increased development costs for the Pharmaceutical Companies’ product candidates and jeopardize their ability to obtain regulatory approval. Furthermore, even if the Pharmaceutical Companies are able to enroll a sufficient number of patients for their clinical trials, they may have difficulty maintaining participation in their clinical trials through the treatment and any follow-up periods.

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

If the Pharmaceutical Companies’ product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, the Pharmaceutical Companies may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may adversely affect our business, financial condition and prospects significantly.

In addition, many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Further, we expect that certain product candidates will be used in patients that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Patients treated with oncology product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to the product candidate but may still impact the success of clinical trials. The inclusion of critically ill patients in clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. It may be very challenging, or even impossible, for the Pharmaceutical Companies to demonstrate that any such deaths or other adverse events are traceable to other therapies or medications that such patients may be using or to the gravity of such patients’ illnesses, in which case the FDA or analogous regulatory authorities may attribute any such deaths or other adverse events to the Pharmaceutical Companies’ product candidate being studied in the clinical trial.

If significant adverse events or other side effects are observed in any of the Pharmaceutical Companies’ current or future clinical trials, the Pharmaceutical Companies may have difficulty recruiting patients to the clinical trials, patients may drop out of such trials, or they may be required to abandon the trials or our development efforts of a product candidate altogether. The Pharmaceutical Companies, the FDA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to inadequate clinical benefit and/or unacceptable health risks or adverse side effects.

Further, if any of the Pharmaceutical Companies’ product candidates obtains regulatory approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a number of potentially significant negative consequences, including, but not limited to:

●	regulatory authorities may suspend, limit or withdraw approvals of such product, or seek an injunction against its manufacture or distribution;

●	regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

●	the Pharmaceutical Companies may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;

●	the Pharmaceutical Companies may be required to develop and implement a risk evaluation and mitigation strategy, or REMS, which could include, among other things, a medication guide outlining the risks of such side effects for distribution to patients, and potentially limitations or even restrictions on prescribing, dispensing, and/or distribution;

●	the Pharmaceutical Companies may be subject to fines, injunctions or the imposition of criminal penalties;

●	we or the Pharmaceutical Companies could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

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

From time to time, we and/or the Pharmaceutical Companies may publicly disclose preliminary or top-line data from preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We and/or the Pharmaceutical Companies may also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we or they may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results reported may differ significantly from future results of the same studies, or different conclusions or considerations may qualify such results and/or limit the clinical conclusions that can be drawn from them, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. In addition, the full study results from all clinical trials are subject to FDA review, and the FDA may draw materially different conclusions than those reached by us or the Pharmaceutical Companies. As a result, top-line data should be viewed with caution until the final data are available, and then, until the full study results have been completely evaluated by the FDA.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success or failure of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the biopharmaceutical industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and the Pharmaceutical Companies could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or even completed. The Pharmaceutical Companies have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the product candidates. Even if the Pharmaceutical Companies, or future collaborators, believe that the results of clinical trials for the Pharmaceutical Companies’ product candidates warrant regulatory approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant regulatory approval of the Pharmaceutical Companies’ product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants. If the Pharmaceutical Companies fail to receive positive results in clinical trials of the Pharmaceutical Companies’ product candidates, the development timeline and regulatory approval and commercialization prospects for the Pharmaceutical Companies’ most advanced product candidates, and, correspondingly, the Pharmaceutical Companies’ business and financial prospects would be negatively impacted.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if the Pharmaceutical Companies are ultimately unable to obtain regulatory approval for their product candidates, their business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. The Pharmaceutical Companies have not obtained regulatory approval for any product candidate, and it is possible that any product candidates they may seek to develop in the future will never obtain regulatory approval. Neither the Pharmaceutical Companies nor any future collaborator is permitted to market any new drug in the United States or abroad until we receive regulatory approval of an NDA, or other comparable submission, from the FDA or foreign regulatory agencies.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, the Pharmaceutical Companies or their collaborators must demonstrate with substantial evidence from, among other things, well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended use(s). Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for the Pharmaceutical Companies’ product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA or foreign regulatory agencies may also require the Pharmaceutical Companies to conduct additional preclinical studies or clinical trials for their product candidates either prior to or post-approval, or they may object to elements of a proposed clinical development program.

The FDA or any foreign regulatory bodies can delay, limit or deny approval of the Pharmaceutical Companies’ product candidates or require them to conduct additional nonclinical or clinical testing or abandon a program for multiple reasons in their sole discretion, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of clinical trials;

●	the Pharmaceutical Companies may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	serious and unexpected drug-related side effects experienced by participants in clinical trials or by individuals using drugs similar to the Pharmaceutical Companies’ product candidates may result in negative regulatory conclusions regarding a product candidate’s safety profile;

●	the Pharmaceutical Companies may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA or comparable foreign regulatory authorities may disagree with the Pharmaceutical Companies’ interpretation of data from preclinical studies or clinical trials;

●	the data collected from clinical trials of the Pharmaceutical Companies’ product candidates may not be acceptable or sufficient to support the submission of a NDA or other comparable submission or to obtain regulatory approval in the United States or elsewhere, and the Pharmaceutical Companies may be required to conduct additional clinical studies;

●	the FDA’s or the applicable foreign regulatory authority may disagree regarding the formulation, labeling, manufacturing, and/or the specifications of the Pharmaceutical Companies’ product candidates;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which the Pharmaceutical Companies contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in the Pharmaceutical Companies failing to obtain regulatory approval to market their product candidates, which would significantly harm our business, results of operations and prospects. In addition, even if the Pharmaceutical Companies were to obtain approval, regulatory authorities may approve any of their product candidates for fewer or more limited indications than requested, may grant approval contingent on the performance of costly post-marketing clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS, which may be required to assure safe use of the drug after approval. The FDA or the applicable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than originally requested, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Even if regulatory approval were to be secured, foreign authorities responsible for drug pricing determinations may not approve the prices the Pharmaceutical Companies intend to charge for any approved products. Any of the foregoing scenarios could materially harm the commercial prospects for the Pharmaceutical Companies product candidates.

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

The Pharmaceutical Companies may develop product candidates for which they plan to seek approval under the 505(b)(2) regulatory pathway in the United States. For example, LipoMedix may ultimately seek FDA approval of Promitil through the 505(b)(2) pathway.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FFDCA. Section 505(b)(2) of the FFDCA permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable under the FFDCA, would allow an NDA submitted to the FDA to rely in part on data in the public domain and the FDA’s prior conclusions regarding the safety and effectiveness of a previously-approved product, which could expedite the development program for certain of the Pharmaceutical Companies’ product candidates by potentially decreasing the amount of nonclinical and/or clinical data that they would need to generate in order to obtain FDA approval.

If the FDA does not allow any of the Pharmaceutical Companies’ product candidates to pursue approval under the Section 505(b)(2) regulatory pathway as anticipated, the Pharmaceutical Companies may need to conduct additional nonclinical studies and/or clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for such product candidates, and complications and risks associated with such product candidates, would likely substantially increase. Moreover, inability to pursue approval under the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than any product candidates the Pharmaceutical Companies are developing, which could adversely impact our competitive position and prospects. Even if the Pharmaceutical Companies are allowed to pursue approval under the Section 505(b)(2) regulatory pathway, we cannot assure you that any product candidates the Pharmaceutical Companies develop will receive the requisite approval for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2), certain pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, either generally or in connection with a Section 505(b)(2) submission by the Pharmaceutical Companies, the FDA may change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to certain requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months or longer depending on the outcome of any litigation. It is not uncommon for a manufacturer of a previously approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of a new product. Even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if the Pharmaceutical Companies are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to streamlined product development or earlier approval.

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

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing and making available the drug will be recovered from sales in the United States. Cornerstone has received ODD for CPI-613 (devimistat) for the treatment of pancreatic cancer, acute myeloid leukemia, myelodysplastic syndrome, Burkitt’s lymphoma, peripheral T-cell lymphomas, soft tissue sarcoma, and biliary cancer.

In the United States, ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has ODD subsequently receives the first FDA approval for a particular active ingredient for the rare disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA or other comparable submission, to market the same drug for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity, or if the FDA withdraws exclusive approval or revokes orphan drug designation, or if the marketing application (NDA or BLA) for the orphan drug is withdrawn for any reason, or if the FDA finds that the holder of the orphan exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the product was designated.

Even if the Pharmaceutical Companies obtain ODD for a product candidate, they may not be able to obtain or maintain orphan drug exclusivity for that product candidate. The Pharmaceutical Companies may not be the first to obtain regulatory approval of any product candidate for which they have obtained ODD for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if the Pharmaceutical Companies seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if they are unable to ensure that they will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Further, even if the Pharmaceutical Companies obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active ingredients be approved for the same condition, and competitors also potentially could secure approval of the same drug for different non-orphan conditions. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the United States federal government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products, and, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic or comparable public health emergencies. In addition, clinical trial sites, including hospitals and medical centers among others, may significantly limit or even halt clinical trials as a result of the COVID-19 pandemic or comparable public health emergencies, which could significantly impede the ability to recruit for or even conduct clinical trials during such a public health emergency, which could have a material adverse effect on our business. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process the Pharmaceutical Companies’ regulatory submissions, which could have a material adverse effect on our business.

Even if the Pharmaceutical Companies receive regulatory approval for any product candidate, they will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

Any regulatory approvals that the Pharmaceutical Companies may receive for their product candidates will require the regular submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of a product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP requirements for any clinical trials that are conducted post-approval. Manufacturers of approved products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. Later discovery of previously unknown problems with marketed products, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of the Pharmaceutical Companies’ product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2020 United States Presidential Election impacted our business and industry. Namely, the Trump Administration took several Executive Actions, including the issuance of a number of Executive Orders, that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be rescinded and replaced under the Biden Administration. The policies and priorities of any administration are unknown and could materially impact the regulations governing our product candidates. If we or the Pharmaceutical Companies are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or they are not able to maintain regulatory compliance, we or they may be subject to enforcement action and we may not achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of the Pharmaceutical Companies’ product candidates are approved and if they are found to have been improperly promoted for unapproved uses of those products, the Pharmaceutical Companies may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as the Pharmaceutical Companies’ product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If the Pharmaceutical Companies receive regulatory approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If the Pharmaceutical Companies are found to have promoted such unapproved, or off-label, uses, they may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If the Pharmaceutical Companies cannot successfully manage the promotion of their product candidates, if approved, they could become subject to significant liability, which would materially adversely affect our business and financial condition.

Even if any of the Pharmaceutical Companies’ product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

If any of the Pharmaceutical Companies’ product candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If the Pharmaceutical Companies’ product candidates do not achieve an adequate level of acceptance, the Pharmaceutical Companies may not generate significant product revenue and may not become profitable. The degree of market acceptance of the Pharmaceutical Companies’ product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy, safety profile, and any potential clinical advantages compared to alternative treatments;

●	the approval, availability, market acceptance, and reimbursement for any companion diagnostic;

●	the ability to offer the Pharmaceutical Companies’ medicines for sale at competitive prices;

●	convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	ensuring uninterrupted product supply;

●	the strength of marketing and distribution support;

●	sufficient third-party coverage and reimbursement; and

●	the prevalence and severity of any side effects.

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

We rely on third parties to perform a variety of functions. We are party to numerous agreements that place substantial responsibility on clinical research organizations, contract manufacturing organizations, consultants, and other service providers for the development of our product candidates. We also rely on medical and academic institutions to perform aspects of our clinical trials of product candidates. In addition, an element of our research and development strategy has been to in-license technology and product candidates from academic and government institutions in order to minimize or eliminate investments in early research. We may not be able to enter new arrangements without undue delays or expenditures or on favorable terms, and these arrangements may not allow us to compete successfully. Moreover, if third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or applicable protocols, our product candidates may not be approved for marketing and commercialization or such approval may be delayed. If that occurs, we or our collaborators will not be able, or may be delayed in our efforts, to commercialize our product candidates.

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

There are risks involved with both establishing the Pharmaceutical Companies’ own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate that has received regulatory approval for which the Pharmaceutical Companies recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, they would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if the Pharmaceutical Companies cannot retain or reposition their sales and marketing personnel.

Factors that may inhibit the Pharmaceutical Companies’ efforts to commercialize their medicines on their own include:

●	the Pharmaceutical Companies’ inability to recruit and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future medicines;

●	the lack of complementary medicines to be offered by sales personnel, which may put them at a competitive disadvantage relative to companies with more extensive product lines;

●	our inability to equip medical and sales personnel with effective materials, including medical and sales literature, to help them educate physicians and other healthcare providers regarding applicable diseases and any products that receive regulatory approval;

●	our inability to develop or obtain sufficient operational functions to support our commercial activities; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We and the Pharmaceutical Companies face substantial competition, and if competitors develop and market technologies or products more rapidly than we or the Pharmaceutical Companies do or that are more effective, safer or less expensive than the product candidates that we or the Pharmaceutical Companies develop, our commercial opportunities will be negatively impacted.

The biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary and novel products and product candidates. The development and commercialization of new drug products is highly competitive. We and the Pharmaceutical Companies face competition with respect to current product candidates, and the Pharmaceutical Companies and their collaborators will face competition with respect to any product candidates that they or their collaborators may seek to develop or commercialize in the future, from major pharmaceutical companies and specialty biopharmaceutical companies worldwide. There are a number of large biopharmaceutical companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which the Pharmaceutical Companies are developing their product candidates, such as pancreatic cancer and acute myelogenous leukemia among others. Some of these competitive products and therapies are based on scientific approaches that are similar to the Pharmaceutical Companies’ approach. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing and commercialization.

The Pharmaceutical Companies are developing most of their initial product candidates for the treatment of cancer. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy, and cancer drugs are frequently prescribed off-label by healthcare professionals. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic or biosimilar basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. The Pharmaceutical Companies expect that if their product candidates are approved, they will be priced at a significant premium over competitive generic or biosimilar products. This may make it difficult for the Pharmaceutical Companies to achieve their business strategy of using their product candidates in combination with existing therapies or replacing existing therapies with their product candidates following any regulatory approvals.

We and Cornerstone are focused on an area known as cancer metabolism, and there are also a number of product candidates in preclinical or clinical development by third parties to treat cancer by targeting cancer metabolism. These companies include large pharmaceutical companies, including, but not limited to, AstraZeneca plc, Eli Lilly and Company, Roche Holdings Inc. and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck & Co., Novartis, Pfizer, Inc., and Genzyme, a Sanofi company. There are also biotechnology companies of various sizes that are developing therapies to target cancer metabolism, including, but not limited to, Sagiment Biosciences, Eleison Pharmaceuticals, Forma Therapeutics, Alexion Pharmaceuticals (now part of Astra Zeneca), BioMarin Pharmaceutical Inc., Calithera Biosciences, Inc., Agios Pharmaceuticals, Inc., Forma Therapeutics Holdings LLC and Shire Biochem Inc.

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

The Pharmaceutical Companies’ competitors may develop products that are more effective, safer, more convenient or less costly than any that the Pharmaceutical Companies are developing or that would render their product candidates obsolete or non-competitive. In addition, the Pharmaceutical Companies’ competitors may discover biomarkers that more efficiently measure metabolic pathways than the Pharmaceutical Companies’ methods, which may give them a competitive advantage in developing potential products. The Pharmaceutical Companies’ competitors may also obtain regulatory approval from the FDA or other regulatory authorities for their products more rapidly than the Pharmaceutical Companies may obtain approval, which could result in the Pharmaceutical Companies’ competitors establishing a strong market position before they are able to enter the market.

Many of the Pharmaceutical Companies’ competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than the Pharmaceutical Companies do. Mergers and acquisitions in the biopharmaceutical industries may result in even more resources being concentrated among a smaller number of the Pharmaceutical Companies’ competitors. Smaller and other clinical stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with the Pharmaceutical Companies in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, the Pharmaceutical Companies’ programs.

Even if the Pharmaceutical Companies or their collaborators are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm the Pharmaceutical Companies’ business.

The commercial success of the Pharmaceutical Companies’ product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of the Pharmaceutical Companies’ product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, the Pharmaceutical Companies, or any future collaborators, may not be able to successfully commercialize the Pharmaceutical Companies’ product candidates in the event they receive regulatory approval. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on the Pharmaceutical Companies’ or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require the Pharmaceutical Companies to provide scientific and clinical support for the use of their products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Regulatory approvals, pricing, and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or regulatory approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, the Pharmaceutical Companies, or any future collaborators, might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenue the Pharmaceutical Companies are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder the Pharmaceutical Companies’ ability or the ability of any future collaborators to recoup the Pharmaceutical Companies’ or their investment in one or more product candidates, even if the Pharmaceutical Companies’ product candidates obtain regulatory approval.

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

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. The Pharmaceutical Companies cannot be sure that coverage will be available for any product candidate that they, or any future collaborator, commercializes and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any of the Pharmaceutical Companies’ product candidates for which they, or any future collaborator, obtain regulatory approval could significantly harm the Pharmaceutical Companies’ operating results, the Pharmaceutical Companies’ ability to raise capital needed to commercialize products, and the Pharmaceutical Companies’ overall financial condition.

Product liability lawsuits against the Pharmaceutical Companies or their collaborators could cause substantial liabilities and could limit commercialization of any medicines that the Pharmaceutical Companies or their collaborators may develop.

The Pharmaceutical Companies and their collaborators face an inherent risk of product liability exposure related to the testing of the Pharmaceutical Companies’ product candidates in human clinical trials and will face an even greater risk if the Pharmaceutical Companies or they commercially sell any medicines that the Pharmaceutical Companies or they may develop that secure regulatory approval. If the Pharmaceutical Companies or their collaborators cannot successfully defend themselves against claims that the Pharmaceutical Companies’ product candidates or medicines caused injuries, the Pharmaceutical Companies could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or medicines that the Pharmaceutical Companies may develop;

●	injury to the Pharmaceutical Companies’ reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend the related litigation;

●	substantial monetary awards to trial participants or patients;

●	loss of revenue;

●	reduced resources of the Pharmaceutical Companies’ management to pursue the Pharmaceutical Companies’ business strategy; and diverted time and attention from executing on that strategy; and

●	the inability to commercialize any medicines that the Pharmaceutical Companies may develop.

Although the Pharmaceutical Companies maintain product liability insurance coverage, it may not be adequate to cover all liabilities that the Pharmaceutical Companies may incur. We anticipate that the Pharmaceutical Companies will need to increase their insurance coverage as they continue to run clinical trials and if they successfully commercialize any medicine that receives regulatory approval. Insurance coverage in this setting is increasingly expensive. The Pharmaceutical Companies may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. In addition, if one of the Pharmaceutical Companies’ collaboration partners were to become subject to product liability claims or were unable to successfully defend themselves against such claims, any such collaboration partner could be more likely to terminate such relationships and could potentially seek indemnification from the Pharmaceutical Companies, and therefore substantially limit the commercial potential of the Pharmaceutical Companies’ products.

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

Current and future legislation may increase the difficulty and cost for the Pharmaceutical Companies and any future collaborators to obtain regulatory approval of the Pharmaceutical Companies’ other product candidates and affect the prices obtained.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay development and/or regulatory approval of the Pharmaceutical Companies’ product candidates, restrict or regulate post-approval activities and affect the Pharmaceutical Companies’ ability, or the ability of any future collaborators, to profitably sell any products for which the Pharmaceutical Companies, or they, obtain regulatory approval. The Pharmaceutical Companies expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that the Pharmaceutical Companies, or any future collaborators, may receive for any approved products.

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

Since enactment of the ACA, there have been numerous executive and legal challenges and Congressional actions to repeal and replace provisions of the law. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden Administrations or other efforts, if any, to challenge, repeal or replace the ACA, will impact the Pharmaceutical Companies’ businesses.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drug products. Among other things, such scrutiny has led to enactment of a budget reconciliation measure known as the Inflation Reduction Act of 2022, or IRA, signed into law by President Biden on August 16, 2022, which makes wide-reaching changes to Medicare prescription drug coverage and more targeted changes to Medicaid, the State Children’s Health Insurance Coverage Program, or CHIP, and private health insurance, and which includes several provisions to lower prescription drug costs for people with Medicare and reduce drug spending by the federal government. The prescription drug provisions included in the IRA will, among other things:

●	require the federal government to negotiate prices for certain drugs covered under Medicare Part B (physician-administered drugs) and Part D (retail prescription drugs), starting with 10 high-spending, single-source drugs for 2026 and increasing to 20 by 2029;

●	require manufacturers that sell drugs used by Medicare beneficiaries through Parts B and D to pay rebates to Medicare if they increase drug prices faster than consumer inflation, beginning in 2023;

●	cap out-of-pocket spending for Medicare Part D enrollees and make other Part D benefit design changes, beginning in 2024;

●	expand eligibility for full benefits under the Medicare Part D Low-Income Subsidy Program, beginning in 2024; and

●	further delay implementation of the Trump Administration’s drug rebate rule, beginning in 2027.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, encouraging importation of drugs from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for the Pharmaceutical Companies’ products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for the Pharmaceutical Companies’ product candidates, or additional pricing pressures.

We expect that healthcare reform measures that may be adopted in the future could have a material adverse effect on the Pharmaceutical Companies’ industry generally and on our ability to maintain or increase sales of any of our product candidates that they successfully develop, secure regulatory approval for, and commercialize.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent regulatory approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Risks Related to our Medical Device Business

Rafael Medical Devices’ device candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved or cleared devices or investigational or approved drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential result in significant negative consequences or potential product liability claims.

If Rafael Medical Devices’ device candidates are associated with undesirable side effects or have unexpected characteristics in clinical trials when used alone or in combination with other approved or cleared devices or in combination with investigational or approved drugs, Rafael Medical Devices may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected device candidate and may adversely affect our business, financial condition, and prospects significantly.

In addition, many device candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the device candidates. If significant adverse events or other side effects are observed in any of Rafael Medical Devices’ current or future clinical trials, Rafael Medical Devices may have difficulty recruiting patients to the clinical trials, patients may drop out of such trials, or they may be required to abandon the trials or our development efforts of a device candidate altogether. Rafael Medical Devices, the FDA, other comparable regulatory authorities or an IRB may suspend clinical trials of a device candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to inadequate clinical benefit and/or unacceptable health risks or adverse side effects.

Further, if any of Rafael Medical Devices’ device candidates obtains regulatory approval or clearance, toxicities or other serious adverse events associated with such device candidates previously not seen during clinical testing may also develop after such approval and lead to a number of potentially significant negative consequences, including, but not limited to:

●	Regulatory authorities may suspend, limit or withdraw approvals or clearances of such device, if any, or seek an injunction against its manufacture or distribution;

●	regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

●	Rafael Medical Devices may be required to change the way the device is implanted or conduct additional clinical trials or post-approval studies;

●	Rafael Medical Devices may be subject to fines, injunctions or the imposition of criminal penalties;

●	we or Rafael Medical Devices could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

Any of these events could prevent Rafael Medical Devices from achieving or maintaining market acceptance of the particular device candidate, if approved or cleared, and could seriously harm our business.

Interim, “top-line” and preliminary data from preclinical studies and clinical trials that Rafael Medical Devices announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we and/or Rafael Medical Devices may publicly disclose preliminary or top-line data from preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We and/or Rafael Medical Devices may also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we or they may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results reported may differ significantly from future results of the same studies, or different conclusions or considerations may qualify such results and/or limit the clinical conclusions that can be drawn from them, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. In addition, the full study results from all clinical trials are subject to FDA review, and the FDA may draw materially different conclusions than those reached by us or Rafael Medical Devices. As a result, top-line data should be viewed with caution until the final data are available, and then, until the full study results have been completely evaluated by the FDA.

From time to time, we and/or Rafael Medical Devices may also disclose interim data from preclinical studies or clinical trials. Interim data from preclinical studies and clinical trials are subject to the risk that one or more of the preclinical or clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from such clinical trials continue other treatments for their condition. Adverse differences between preliminary or interim data and final data could materially adversely affect our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our or Rafael Medical Devices’ assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular device development program, the approvability or commercialization of the particular device candidate or device and our company in general. In addition, the information we or they choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line, or preliminary data that we or Rafael Medical Devices report differs from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, Rafael Medical Devices’ ability to obtain approval or clearance for, and commercialize, their device candidates may be adversely affected, which could materially adversely affect our business, financial condition, and results of operations.

Results of preclinical studies and early clinical trials may not be predictive of results of future preclinical studies and clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the success or failure of later preclinical studies and clinical trials, and interim results of preclinical studies and clinical trials do not necessarily predict success in future preclinical studies and clinical trials. Many companies in the medical device industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and Rafael Medical Devices could face similar setbacks. The design of a clinical trial can determine whether its results will support approval or clearance of a device candidate, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or even completed. Rafael Medical Devices have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval or clearance. In addition, clinical data are often susceptible to varying interpretations and analyses. Many medical device companies that believed their device candidates performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval for the device candidates. Even if Rafael Medical Devices, or future collaborators, believe that the results of clinical trials for Rafael Medical Devices’ device candidates warrant regulatory approval or clearance, the FDA or comparable foreign regulatory authorities may disagree and may not grant regulatory approval or clearance of Rafael Medical Devices’ device candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same device candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the treatment regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants. If Rafael Medical Devices fails to receive positive results in clinical trials of Rafael Medical Devices’ device candidates, the development timeline and regulatory approval or clearance and commercialization prospects for Rafael Medical Devices’ most advanced device candidates, and, correspondingly, Rafael Medical Devices’ business and financial prospects, would be negatively impacted.

The regulatory approval and clearance processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable, and if Rafael Medical Devices is ultimately unable to obtain regulatory approval or clearance for their device candidates, their business will be substantially harmed.

Before Rafael Medical Devices can market or sell a new medical device or a new use of or a claim for or significant modification to any medical device that has received approval or clearance, if any, in the United States, Rafael Medical Devices must obtain either clearance from the FDA under the 510(k) pathway or approval of a PMA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed predicate device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for products that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to twelve months, but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from six to eighteen months, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort, and cost, we cannot assure you that any particular device candidate will be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory approvals or clearances could harm Rafael Medical Devices’ business.

Any modification to any 510(k)-cleared product, if any, that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of any such device, would require Rafael Medical Devices to obtain a new 510(k) marketing clearance and may even, in some circumstances, require the submission of a PMA application, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. Rafael Medical Devices may make changes to a 510(k)-cleared product, if any, in the future that Rafael Medical Devices may determine does not require a new 510(k) clearance or PMA approval. If the FDA disagrees with Rafael Medical Devices’ decision not to seek a new 510(k) clearance or PMA approval for changes or modifications to any existing devices and requires new clearances or approvals, Rafael Medical Devices may be required to recall and stop marketing any products as modified, if any, which could require Rafael Medical Devices to redesign its products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. If there is any delay or failure in obtaining required clearances or approvals or if the FDA requires Rafael Medical Devices to go through a lengthier, more rigorous examination for future device candidates or modifications to existing devices, if any, than Rafael Medical Devices had expected, Rafael Medical Devices’ ability to introduce new or enhanced devices in a timely manner would be adversely affected, which in turn would result in delayed or no realization of revenue from such device enhancements or new devices and could also result in substantial additional costs which could decrease our profitability.

The FDA can delay, limit or deny approval or clearance of a device for many reasons, including:

●	Rafael Medical Devices may not be able to demonstrate to the FDA’s satisfaction that the device or modification is substantially equivalent to the proposed predicate device or safe and effective for its intended use;

●	The data from Rafael Medical Devices’ preclinical studies and clinical trials may be insufficient to support approval or clearance, where required; and;

●	The manufacturing process or facilities that Rafael Medical Devices use may not meet applicable requirements.

In addition, the FDA may change its approval and clearance policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of Rafael Medical Devices’ future device candidates or impact Rafael Medical Devices’ ability to modify approved or clearance devices, if any, on a timely basis. Even after approval or clearance for Rafael Medical Devices’ products is obtained, they and the products are subject to extensive postmarket regulation by the FDA, including with respect to advertising, marketing, labeling, manufacturing, distribution, import, export, and clinical evaluation.

Rafael Medical Devices is also required to timely file various reports with regulatory agencies for any device that has received approval or clearance. If these reports are not timely filed, regulators may impose sanctions and sales of Rafael Medical Devices’ products may suffer, and they may be subject to product liability or regulatory enforcement actions, all of which could harm our business. In addition, if Rafael Medical Devices initiates a correction or removal for a device that receives approval or clearance, if any, issues a safety alert, or undertakes a field action or recall to reduce a risk to health posed by any such device, Rafael Medical Devices may be required to submit a report to the FDA, and in many cases, to other regulatory agencies. Such reports could lead to increased scrutiny by the FDA, other comparable regulatory agencies, and Rafael Medical Devices’ customers regarding the quality and safety of their devices, and to negative publicity, including FDA alerts, press releases, or administrative or judicial actions. Furthermore, the submission of these reports has been and could be used by competitors against Rafael Medical Devices in competitive situations and cause customers to delay purchase decisions or cancel orders, which would harm our reputation and business.

The FDA, state, and foreign regulatory authorities have broad enforcement powers. Rafael Medical Devices’ failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory agencies, which may include any of the following sanctions:

●	adverse publicity, warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties;

●	repair, replacement, refunds, recalls, termination of distribution, administrative detention or seizures of a device(s) that receives approval or clearance, if any;

●	operating restrictions, partial suspension or total shutdown of production;

●	customer notifications or repair, replacement or refunds;

●	refusing Rafael Medical Devices’ requests for 510(k) clearance or PMA approvals or foreign regulatory approvals of new device candidates, new intended uses or modifications to existing devices, if any;

●	withdrawals of current 510(k) clearances or PMAs or foreign regulatory approvals, resulting in prohibitions on sales of any Rafael Medical Devices’ device(s) that receives approval or clearance, if any;

●	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and

●	criminal prosecution.

Any of these sanctions could also result in higher than anticipated costs or lower than anticipated sales of any Rafael Medical Devices’ device(s) that receives approval or clearance and adversely affect our business, results of operations, and financial condition.

Even if Rafael Medical Devices receives regulatory approval or clearance for any device candidate, they will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

Any regulatory approvals or clearances that Rafael Medical Devices may receive for their product candidates will require the regular submission of reports to regulatory authorities and surveillance to monitor the safety and effectiveness of the medical device, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study requirements. If the FDA or a comparable foreign regulatory authority approves or clears a device candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for Rafael Medical Devices’ devices will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP requirements for any clinical trials that are conducted post-approval. Manufacturers of approved devices and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. Later discovery of previously unknown problems with marketed devices, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of any Rafael Medical Devices’ device that receives approval or clearance, withdrawal of the device from the market or voluntary or mandatory device recalls;

●	requirements to conduct post-marketing studies or clinical trials;

●	fines, restitutions, disgorgement of profits or revenue, warning letters, untitled letters or holds on clinical trials;

●	refusal by the FDA to approve or clear pending applications or supplements to approved applications filed by Rafael Medical Devices or suspension or revocation of approvals, if any;

●	product seizure or detention, or refusal to permit the import or export of Rafael Medical Devices’ devices; and

●	injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit Rafael Medical Devices’ ability to commercialize their device candidates and generate revenue and could require Rafael Medical Devices to expend significant time and resources in response and could generate negative publicity.

In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval or clearance of Rafael Medical Devices’ device candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the 2020 United States Presidential Election impacted our business and industry. Namely, the Trump Administration took several Executive Actions, including the issuance of a number of Executive Orders, that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of applications seeking approval or clearance of device candidates. It is difficult to predict whether or how these orders will be rescinded and replaced under the Biden Administration. The policies and priorities of any administration are unknown and could materially impact the regulations governing our device candidates. If we or Rafael Medical Devices are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or they are not able to maintain regulatory compliance as a result of a changing regulatory landscape or otherwise, we or they may be subject to enforcement action, may lose any regulatory approval(s) or clearance(s) that they obtain, if any, or fail to obtain new regulatory approvals or clearances, and they may not be able to achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations.

Rafael Medical Devices is dependent upon third parties for a variety of functions. These arrangements may not provide Rafael Medical Devices with the benefits they expect.

Rafael Medical Devices relies on third parties to perform a variety of functions. Rafael Medical Devices is party to numerous agreements that place substantial responsibility on clinical research organizations, contract manufacturing organizations, consultants, and other service providers for the development of Rafael Medical Devices’ device candidates. Rafael Medical Devices also relies on medical and academic institutions to perform aspects of its clinical trials of device candidates. In addition, an element of Rafael Medical Devices’ research and development strategy has been to in-license technology and device candidates from academic and government institutions in order to minimize or eliminate investments in early research. Rafael Medical Devices may not be able to enter new arrangements without undue delays or expenditures or on favorable terms, and these arrangements may not allow Rafael Medical Devices to compete successfully. Moreover, if third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or applicable protocols, Rafael Medical Devices’ device candidates may not be approved or cleared for marketing and commercialization or such approval or clearance may be delayed. If that occurs, Rafael Medical Devices or its collaborators will not be able, or may be delayed in their efforts, to commercialize Rafael Medical Devices’ device candidates.

Product liability lawsuits against Rafael Medical Devices or their collaborators could cause substantial liabilities and could limit commercialization of any medical devices that Rafael Medical Devices or their collaborators may develop.

Rafael Medical Devices and their collaborators face an inherent risk of product liability exposure related to the testing and manufacturing of Rafael Medical Devices’ device candidates in human clinical trials and will face an even greater risk if Rafael Medical Devices or they commercially sell any medical devices that Rafael Medical Devices or they may develop that secure regulatory approval or clearance. Rafael Medical Devices’ device candidates are designed to affect, and any future devices will be designed to affect, important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with Rafael Medical Devices’ device candidates or devices could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot assure you that we will not face product liability claims. We may be subject to product liability claims if Rafael Medical Devices’ device candidates or devices cause, or merely appear to have caused, patient injury or death, even if such injury or death was as a result of supplies or components that are produced by third-party suppliers. Product liability claims may be brought against us by consumers, healthcare providers or others selling or otherwise coming into contact with our products, among others. If Rafael Medical Devices or their collaborators cannot successfully defend themselves against product liability claims that Rafael Medical Devices’ device candidates or devices caused injuries, Rafael Medical Devices could incur substantial liabilities and reputational harm. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any device candidates or devices that Rafael Medical Devices may develop;

●	injury to Rafael Medical Devices’ reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend the related litigation;

●	substantial monetary awards to trial participants or patients;

●	loss of revenue;

●	product recalls or withdrawals from the market;

●	reduced resources of Rafael Medical Devices’ management to pursue Rafael Medical Devices’ business strategy, and diverted time and attention from executing on that strategy; and

●	the inability to commercialize any devices that Rafael Medical Devices may successfully develop, if any.

Although Rafael Medical Devices maintains product liability and clinical study liability insurance coverage that they believe is appropriate, this insurance is subject to deductibles and coverage limitations, and it may not be adequate to cover all liabilities that Rafael Medical Devices may incur. Rafael Medical Devices’ current product liability insurance may not continue to be available to them on acceptable terms, if at all. If Rafael Medical Devices is unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, they could be exposed to significant liabilities. We anticipate that Rafael Medical Devices will need to increase their insurance coverage as they continue to run clinical trials and if they successfully commercialize any device that receives regulatory approval or clearance. Insurance coverage in this setting is increasingly expensive. Rafael Medical Devices may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to protect them against any product liability claim that may arise. In addition, if one of Rafael Medical Devices’ collaboration partners were to become subject to product liability claims or were unable to successfully defend themselves against such claims, any such collaboration partner could be more likely to terminate such relationships and could potentially seek indemnification from Rafael Medical Devices, and therefore substantially limit the commercial potential of Rafael Medical Devices’ device candidates. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could adversely affect our business, results of operations, and financial condition.

If Rafael Medical Devices fails to comply with environmental, health and safety laws and regulations, they could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of their businesses.

Rafael Medical Devices is subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Rafael Medical Devices’ operations involve the use of hazardous materials, including chemical materials. Rafael Medical Devices’ operations also produce hazardous waste products. Rafael Medical Devices generally contracts with third parties for the disposal of these materials and wastes. Rafael Medical Devices cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from their use of hazardous materials, Rafael Medical Devices could be held liable for any resulting damages, and any liability could exceed their resources. Rafael Medical Devices also could incur significant costs associated with civil or criminal fines and penalties.

Although Rafael Medical Devices maintains workers’ compensation insurance to cover them for costs and expenses they may incur due to injuries to their employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. Rafael Medical Devices may not maintain adequate insurance for environmental liability or toxic tort claims that may be asserted against them in connection with their storage or disposal of hazardous materials.

In addition, Rafael Medical Devices may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair Rafael Medical Devices’ research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks Related to Reliance on Third Parties

The Healthcare Companies currently rely on, and plan to rely on in the future, third parties to conduct and support their preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, the Healthcare Companies and may not be able to obtain regulatory approval of or commercialize their product candidates.

The Healthcare Companies have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support their preclinical studies and clinical trials under written agreements. The Healthcare Companies will generally have to negotiate budgets and contracts with CROs, trial sites, and CMOs, and they may not be able to do so on favorable terms, which may result in delays to anticipated development timelines and increased costs.

We expect that the Healthcare Companies will rely heavily on these third parties over the course of their preclinical studies and clinical trials, and they will control only certain aspects of their activities. As a result, the Healthcare Companies will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if they were relying entirely upon their own staff. Nevertheless, the Healthcare Companies are responsible for ensuring that each of their studies is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. The Healthcare Companies and these third parties are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections, both announced and unannounced, of trial sponsors, principal investigators, and trial sites, and the corresponding books and records of such parties.

If the Pharmaceutical Companies or Rafael Medical Devices or any of these third parties fail to comply with applicable GLP or GCP regulations, the preclinical data generated in their preclinical studies and/or the clinical data generated in their clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require them to perform additional preclinical studies and/or clinical trials before approving any marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of the Pharmaceutical Companies’ or Rafael Medical Devices preclinical studies and/or clinical trials comply with the GLP or GCP regulations. In addition, such clinical trials must be conducted with pharmaceutical product or a medical device produced under cGMP regulations and will require a large number of test patients. The Pharmaceutical Companies’ or Rafael Medical Devices’ failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us or them to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting the Pharmaceutical Companies’ or Rafael Medical Devices’ preclinical studies and clinical trials will not be their employees and, except for remedies available to them under our agreements with such third parties, the Healthcare Companies cannot control whether or not any third-party personnel will devote sufficient time and resources to the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates. These third parties may also have relationships with other commercial entities, including competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the preclinical and/or clinical data they obtain is compromised due to the failure to adhere to preclinical or clinical protocols or regulatory requirements or for other reasons, the Pharmaceutical Companies’and Rafael Medical Devices’ preclinical studies and clinical trials may be extended, delayed or terminated, and they may not be able to complete development of, obtain regulatory approval of, or successfully commercialize their product candidates or device candidates. As a result, our financial results and commercial prospects would be adversely affected, our costs could increase, and our ability to generate revenue could be delayed.

The Healthcare Companies currently rely and expect to rely in the future on the use of manufacturing suites in third-party facilities or on third parties to manufacture our product candidates and device candidates, and we may rely on third parties to produce and process our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers fail to provide us with sufficient quantities of our product candidates or device candidates or fail to do so at acceptable quality levels or prices.

We do not currently own any facility that may be used as a clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates. The Healthcare Companies have not yet caused their product candidates or device candidates to be manufactured on a commercial scale and may not be able to do so. We expect that our Healthcare Companies will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of our product candidates and device candidates, and they may not be able to do so on favorable terms.

The facilities used by contract manufacturers to manufacture approved products must also be approved by the FDA or other comparable foreign regulatory authorities following inspections that will be conducted after the Pharmaceutical Companies or Rafael Medical Devices submit an application to the FDA or other comparable foreign regulatory authorities. The Healthcare Companies may not control the manufacturing process of, and may be completely dependent on, contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of product candidates and device candidates and of any products that receive regulatory approval or clearance. Beyond periodic audits, the Healthcare Companies have no control over the ability of their contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of any approved or cleared products or if they withdraw any approval in the future, the Healthcare Companies may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially adversely affect the ability to develop, obtain regulatory approval or clearance for or market any product candidates or device candidates, if approved or cleared. Similarly, if any third-party manufacturers on which the Pharmaceutical Companies or Rafael Medical Devices will rely fail to manufacture quantities of their product candidates or device candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows them to achieve profitability, our business, financial condition and prospects could be materially and adversely affected.

The anticipated reliance on a limited number of third-party manufacturers exposes us to a number of risks, including the following:

●	the Pharmaceutical Companies may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and the FDA must inspect any manufacturers for cGMP compliance as part of our marketing applications;

●	a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates;

●	third-party manufacturers might be unable to timely manufacture Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates or produce the quantity and quality required to meet their clinical and commercial needs, if any;

●	contract manufacturers may not be able to execute the Pharmaceutical Companies’ and Rafael Medical Devices’ manufacturing procedures and other logistical support requirements appropriately;

●	future contract manufacturers may not perform as agreed, may not devote sufficient resources to the Pharmaceutical Companies product candidates or Rafael Medical Devices’ device candidates, or may not remain in the contract manufacturing business for the time required to supply clinical trials or to successfully produce, store, and distribute approved or cleared products, if any;

●	manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies and foreign regulatory authorities to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards, and the Healthcare Companies have no control over third-party manufacturers’ compliance with these regulations and standards;

●	the Healthcare Companies may not own, or may have to share, the intellectual property rights to any improvements made by any third-party manufacturers in the manufacturing process for the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates;

●	third-party manufacturers could breach or terminate their agreements with us, the Pharmaceutical Companies or Rafael Medical Devices;

●	raw materials and components used in the manufacturing process, particularly those for which the Healthcare Companies have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;

●	contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters; and

●	contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and the Pharmaceutical Companies will have no direct control over contract manufacturers’ ability to maintain adequate quality control, quality assurance, and qualified personnel.

Our business could be materially adversely affected by business disruptions caused by third-party providers that could materially adversely affect our potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of the Pharmaceutical Companies’ and Rafael Medical Devices’ clinical trials or the approval of any of the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates by the FDA, result in higher costs, or adversely impact commercialization of any product candidates in the event that they were to receive regulatory approval or clearance.

We may, in the future, form or seek collaborations or strategic alliances or enter into licensing arrangements, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

We may, in the future, form or seek strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to the Pharmaceutical Companies’ product candidates, any future product candidates that we or they may develop, Rafael Medical Devices’ device candidates, and any future device candidates that we or they may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy and obtain regulatory approval.

Further, collaborations involving our product candidates and device candidates are subject to numerous risks, which may include the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;

●	collaborators may not pursue development and commercialization of our product candidates or device candidates or may elect not to continue or renew development or commercialization of our product candidates or device candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate or device candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate or device candidate for clinical testing;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates;

●	a collaborator with marketing and distribution rights to one or more product candidates or device candidates may not commit sufficient resources to their marketing and distribution in the event that they were to receive regulatory approval or clearance;

●	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

●	disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of a product candidate or device candidate, or that result in costly litigation or arbitration that diverts management attention and resources;

●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates or device candidates; and

●	collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

As a result, if we enter into future collaboration agreements and strategic partnerships or out-license the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Furthermore, if conflicts arise between our future corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Any delays in entering into future collaborations or strategic partnership agreements related to our product candidates or device candidates could delay the development and commercialization of our product candidates and device candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

The Pharmaceutical Companies’ and Rafael Medical Devices’ relationships with customers, physicians and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If the Pharmaceutical Companies or Rafael Medical Devices or their respective employees, independent contractors, consultants, commercial partners, or vendors violate these laws, they could face substantial penalties.

The Pharmaceutical Companies’ and Rafael Medical Devices’ relationships with customers, physicians, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. The Healthcare Companies may also be subject to federal, state, and foreign laws governing the privacy and security of identifiable patient information. The U.S. healthcare laws and regulations that may affect their ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully, offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that may be alleged to be intended to induce prescribing, purchases or recommendations, include any payments of more than fair market value, and may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;

●	federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal government programs that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, including federal healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act and the civil monetary penalties statute;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health At, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, and their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable protected health information as well as their covered subcontractors, including breach notification regulations;

●	analogous state data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, medical and financial information, and other information, including data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information, as well as the California Consumer Privacy Act or CCPA, which, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals numerous rights relating to their personal information that may affect companies’ ability to use personal information or share it with business partners, and the California Privacy Rights Act, or CPRA, which expands the scope of the CCPA, imposes new restrictions on behavioral advertising and establishes a new California Privacy Protection Agency that will enforce the law and issue regulations, and is scheduled to become “operative” on January 1, 2023, with a 12-month “lookback provision,” and the various state laws and regulations may be more restrictive and not preempted by United States federal laws;

●	analogous foreign data protection laws, including among others the EU General Data Protection Regulation, or the GDPR, and EU member states’ implementing legislation, which imposes data protection requirements that include strict obligations and restrictions on the ability to collect, analyze, and transfer EU personal data, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total worldwide annual turnover of the preceding financial year), with legal requirements in foreign countries relating to the collection, storage, processing, and transfer of personal data continuing to evolve; and

●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, such reporting obligations will include payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse-midwives.

The Healthcare Companies may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug and device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring the registration of pharmaceutical and device sales and medical representatives; and state and foreign laws, such as the GDPR governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Additionally, we may be subject to federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, could be subject to challenge under one or more of such laws. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If the Pharmaceutical Companies or Rafael Medical Devices or their respective employees, independent contractors, consultants, commercial partners, and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties, including the imposition of significant civil, criminal, and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of the Pharmaceutical Companies’ and Rafael Medical Devices’ operations, any of which could adversely affect their ability to operate their business and their results of operations. In addition, the approval or clearance and commercialization of any of the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

The leasing of real estate is highly competitive. The principal competitive factors are rent, location, services provided and the nature and condition of the property to be leased. We directly compete with all owners, developers and operators of similar space in the areas in which our properties are located. There are number of competitive office properties in which our property is located, which may be newer or better located than our property and could have a material adverse effect on our ability to lease office space at our property, and on the effective rents we are able to charge.

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

We rely primarily upon a combination of patents, trademarks, trade secret protection, and other intellectual property rights as well as nondisclosure, confidentiality and other contractual agreements to protect the intellectual property related to our brands, product candidates, and other proprietary technologies. Our success depends on our ability to develop, manufacture, market and sell our product candidates, if approved, and use our proprietary technologies without alleged or actual infringement, misappropriation or other violation of the patents and other intellectual property rights of third parties. There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the biopharmaceutical industries. We cannot assure you that our product candidates will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing our product candidates. There may also be issued patents or pending patent applications that we are aware of, but that we think are irrelevant to our product candidates, which may ultimately be found to be infringed by the manufacture, sale, or use of our product candidates. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. In addition, many of our product candidates have a complex structure that makes it difficult to conduct a thorough search and review of all potentially relevant third-party patents. Because we have not yet conducted a formal freedom to operate analysis for patents related to our product candidates, we may not be aware of issued patents that a third party might assert are infringed by one of our current or future product candidates, which could materially impair our ability to commercialize our product candidates. Even if we diligently search third-party patents for potential infringement by our products or product candidate, we may not successfully find patents that our products or product candidates may infringe. If we are unable to secure and maintain freedom to operate, others could preclude us from commercializing our product candidates.

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

The patent positions of biopharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights may be uncertain. The standards that the United States Patent and Trademark Office, or the USPTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly. Changes in either the patent laws, implementing regulations or the interpretation of patent laws may diminish the value of our rights. The legal systems of certain countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. For example, patent laws in various jurisdictions, including significant commercial markets such as Europe, restrict the patentability of methods of treatment of the human body more than United States law does. In addition, many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country, or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which makes it difficult to stop infringement.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

●	others may be able to develop products that are similar to, or better than, ours in a way that is not covered by the claims of our patents;

●	might not have been the first to conceive or reduce to practice the inventions covered by our patents or pending patent applications;

●	we might not have been the first to file patent applications for our inventions;

●	any patents that we obtain may not provide us with any competitive advantages or may ultimately be found invalid or unenforceable; or

●	we may not develop additional proprietary technologies that are patentable.

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

The biopharmaceutical industries are subject to rapid technological change and substantial litigation regarding patent and other intellectual property rights. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for or obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates and services. Numerous third-party patents exist in the fields relating to our products and services, and it is difficult for industry participants, including us, to identify all third-party patent rights relevant to our product candidates, services and technologies. As the biopharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, because some patent applications are maintained as confidential for a certain period of time, we cannot be certain that third parties have not filed patent applications that cover our product candidates, services and technologies. Therefore, it is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our product candidates, or processes, or to obtain licenses or cease certain activities.

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

These lawsuits and proceedings, regardless of merit, are time-consuming and expensive to initiate, maintain, defend or settle, and could divert the time and attention of managerial and technical personnel, which could materially adversely affect our business. Any such claim could also force use to do one or more of the following:

●	incur substantial monetary liability for infringement or other violations of intellectual property rights, which we may have to pay if a court decides that the product candidate, service, or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay up to treble damages and the third party’s attorneys’ fees;

●	pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology;

●	stop manufacturing, offering for sale, selling, using, importing, exporting or licensing the product or technology incorporating the allegedly infringing technology or stop incorporating the allegedly infringing technology into such product, service, or technology;

●	obtain from the owner of the infringed intellectual property right a license, which may require us to pay substantial upfront fees or royalties to sell or use the relevant technology and which may not be available on commercially reasonable terms, or at all;

●	redesign our product candidates, services, and technology so they do not infringe or violate the third party’s intellectual property rights, which may not be possible or may require substantial monetary expenditures and time;

●	enter into cross-licenses with our competitors, which could weaken our overall intellectual property position;

●	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;

●	find alternative suppliers for non-infringing products and technologies, which could be costly and create significant delay; or

●	relinquish rights associated with one or more of our patent claims, if our claims are held invalid or otherwise unenforceable

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industries involves both technological and legal complexity, and is therefore costly, time consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith Act was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switched the United States patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had conceived or reduced to practice the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA regulatory approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to a maximum of five years beyond the normal expiration of the patent if the patent is eligible for such an extension under the Hatch-Waxman Act as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (and potentially additional indications approved during the period of extension) covered by the patent. This extension is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request.

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

Intellectual property rights do not necessarily address all potential threats to our business

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

We do and may employ individuals who were previously employed at universities or other biopharmaceutical companies, including our licensors, competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, and we are not currently subject to any claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties, we may in the future be subject to such claims.

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

In the earlier days of the pandemic’s impact, Cornerstone experienced certain delays in enrollment in certain of clinical trials. We believe, however, that those trials’ enrollment goals were ultimately attained in a timely manner.

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

As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	risk that participants enrolled in our clinical trials or related staff will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the FDA, which may impact approval timelines;

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing or supply shortages, production slowdowns, global shipping delays or stoppages and disruptions in delivery systems;

●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

●	refusal of the FDA to accept data from clinical trials in affected geographies;

●	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans; and

●	delays or difficulties with equity offerings due to disruptions and uncertainties in the securities market.

The COVID-19 pandemic could also negatively impact our real estate business in a number of ways, including:

●	the financial condition of our tenants and their ability or willingness to pay rent in full on a timely basis;

●	the impact on rents and demand for office and retail space;

●	a complete or partial closure of operations resulting from government action;

●	the impact of new regulations or norms on physical space needs and expectations;

●	the effectiveness of governmental measures aimed at slowing and containing the spread;

●	the extent and terms associated with governmental relief programs;

●	the ability of debt and equity markets to function and provide liquidity;

●	the ability to avoid delays or cost increases associated with building materials or construction services necessary for development, redevelopment and tenant improvements; and

●	our tenants’ ability to ensure business continuity in the event a continuity of operations plan is not effective or improperly implemented.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the biopharmaceutical field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the future success of our business. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

Many of the other biopharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize our product candidates will be limited and the potential for successfully growing our business will be harmed.

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

We have identified two material weaknesses in our internal control over financial reporting related to the accounting for the allocation of losses to our noncontrolling interests and the calculation of weighted average shares outstanding used in earnings per share as of October 31, 2021. Both of these material weaknesses were determined to have been remediated by April 30, 2022. As a result, our management has concluded that our disclosure controls and procedures were effective as of April 30, 2022.

If additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

The relationships between Howard S. Jonas and IDT Corporation, Genie Energy and Cornerstone Pharmaceuticals could conflict with our stockholders’ interests.

Howard S. Jonas, Chairman of our Board of Directors and Executive Chairman and former Chief Executive Officer is also the chairman of IDT Corporation and Chairman of the Board of Genie and holds certain direct and indirect interests in Cornerstone in addition to his interests through ownership of our common stock. These relationships may cause a conflict of interest with our stockholders.

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

Any additional product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain regulatory approval for any of the Healthcare Companies’ product candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates we develop. We may not carry adequate specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our and the Healthcare Companies’ businesses effectively.

Despite the implementation of security measures, our and the Healthcare Companies’ internal computer systems and those of third parties with which we and the Healthcare Companies contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our and the Healthcare Companies’ operations, and could result in a material disruption of their clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our and the Healthcare Companies’ regulatory approval efforts and significantly increase their costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our or the Healthcare Companies’ data or applications, or inappropriate disclosure of confidential or proprietary information, we and the Healthcare Companies could incur liability and their product research, development and commercialization efforts could be delayed.

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

Failure to complete the merger could subject us to litigation.

We could be subject to litigation related to any failure to complete the proposed merger with Cornerstone or related to any proceeding to specifically enforce our obligations under the merger agreement. If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results and stock prices.

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

Eight trusts for the benefit of sons and daughters of Howard S. Jonas, our former Chief Executive Officer, Executive Chairman and Chairman of the Board of Directors, hold shares that, in the aggregate, represent more than a majority of the combined voting power of our outstanding capital stock, which may limit the ability of other stockholders to affect our management.

Eight trusts for the benefit of sons and daughters of Howard S. Jonas, or the Trusts, our former Chief Executive Officer, Executive Chairman, and Chairman of the Board, collectively have voting power over 5,126,612 shares of our common stock (which includes 787,163 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 4,339,449 shares of our Class B common stock), representing approximately 59% of the combined voting power of our outstanding capital stock, as of July 31, 2022. In addition, as of July 31, 2022, Howard S. Jonas holds 1,053,830 shares of our Class B common stock. Each of the Trusts has a different, independent trustee. We are not aware of any voting agreement between or among any of the Trusts and/or Howard S. Jonas, but if such a voting agreement or other similar arrangement exists or were to be consummated, or if all or several or all of the Trusts were to act in concert, certain or all of the Trusts and/or Howard S. Jonas would be able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management may be limited.

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

From time to time, we may evaluate various acquisition opportunities and strategic collaborations, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;

●	the assumption of additional indebtedness or contingent liabilities;

●	the issuance of our equity securities;

●	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

●	the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic merger or acquisition;

●	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;

●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and

●	our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs. In addition, if we undertake acquisitions or pursue collaborations in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Investors may suffer dilution.

We may engage in equity financing to fund our future operations and growth or issue equity securities in commercial or other transactions. If we raise additional funds by issuing equity securities, or issue equity securities for other purposes, stockholders may experience significant dilution of their ownership interest (both with respect to the percentage of total securities held, and with respect to the book value of their securities) and such securities may have rights senior to those of the holders of our common stock. In addition. if we do not provide our Healthcare Companies with the capital they require, they may seek capital from other sources, which would result in dilution and possible subordination or other diminution in value of our interests in those companies.

The trading price of the shares of our Class B common stock is likely to remain volatile, and purchasers of our Class B common stock could incur substantial losses.

Our stock price is likely to remain volatile. The stock market in general and the market for healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Class B common stock at or above the price paid for the shares. The market price for our Class B common stock may be influenced by many factors, including:

●	actual or anticipated variations in quarterly operating results;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	conditions or trends in our industry;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that operate in the real estate or healthcare industries;

●	announcements by us or our competitors of the results of clinical trials, new product or service offerings, or significant acquisitions;

●	strategic collaborations or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	capital commitments;

●	additions or departures of key personnel; and

●	sales of our common stock, including sales by our directors and officers or specific stockholders. In addition, in the past, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in 520 Broad Street, Newark, New Jersey.

Barer’s rents private lab and office space at 3675 Market Street in Philadelphia, Pennsylvania, with total annual rental costs of approximately $193,000.

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

LipoMedix leased an administrative office in Giv’at Ram Hi-Tech Park from the Hebrew University. Rent was $3,600 annually, and the lease agreement ran through September 30, 2022.

See Item 1—“Real Estate” for a discussion of properties held by the Company for investment purposes and Item 8—“Financial Statements and Supplemental Data,” for a detailed listing of such facilities.

Item 3. Legal Proceedings.

On December 31, 2019, an employee of the Company filed a complaint in connection with the incident for personal injuries against the Company and other parties in the New Jersey Supreme Court for an incident that took place on January 31, 2019 at 520 Broad Street, Newark, New Jersey. The Company intends to vigorously defend this matter. The loss is considered remote and no accrual has been recorded.

The Company may from time to time be subject to legal proceedings that may arise in the ordinary course of business. Although there can be no assurance in this regard, other than noted above, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our Class B common stock trades on the New York Stock Exchange under the symbol “RFL.” Trading commenced on the NYSE American on March 27, 2018 and the Company uplisted and commenced trading on the New York Stock Exchange on November 21, 2019.

On October 25, 2022, there were 265 holders of record of our Class B common stock and eight holders of record of our Class A common stock. All shares of Class A common stock are beneficially owned by eight trusts for the benefit of sons and daughters of Howard Jonas. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 28, 2022, the last sales price reported on the NYSE for the Class B common stock was $1.83 per share.

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

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Repurchases of Equity Securities

None.

Item 6. Reserved.

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

Overview

Rafael Holdings, Inc. (NYSE:RFL), (“Rafael Holdings”, “we” or the “Company”), a Delaware corporation, is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), through an investment in Cornerstone Pharmaceuticals, Inc., formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, the activities of the Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and Rafael Medical Devices, Inc. (“Rafael Medical Devices” and together with the Pharmaceutical Companies, the “Healthcare Companies”), a wholly-owned orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. The Company’s primary focus to date, has been to invest in and fund, discover and develop novel cancer therapies, and we further seek to expand our portfolio through opportunistic investments in therapeutics which address high unmet medical needs including through acquisitions, strategic investments, or in-licensing assets.

Historically, the Company owned real estate assets. In 2020, the Company sold an office building located in Piscataway, New Jersey and following the end of Fiscal 2022, the Company sold the building at 520 Broad Street in Newark, New Jersey and an associated public garage. Currently, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining real estate asset.

The Company has debt and equity investments in Cornerstone Pharmaceuticals, Inc., or Cornerstone Pharmaceuticals, that include preferred and common equity interests and a warrant to purchase additional equity. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Cornerstone Pharmaceuticals in exchange for issuing Company Class B common stock to the other stockholders of Cornerstone Pharmaceuticals. On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Cornerstone Pharmaceuticals’ lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas, and following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In light of the Data Events, the Company concluded that the prospects for CPI-613 were uncertain and has fully impaired in its financial statements for the year ended July 31, 2022, the value of its loans, receivables, and investment in Cornerstone Pharmaceuticals based upon its valuation of Cornerstone Pharmaceuticals.

On September 24, 2021, the Company entered into a Line of Credit Loan Agreement (the “Line of Credit Agreement”) with Cornerstone Pharmaceuticals under which Cornerstone Pharmaceuticals borrowed $25 million from the Company. Due to the Data Events, the Company recorded a full reserve on the $25 million due the Company from Cornerstone Pharmaceuticals.

On February 2, 2022, the Company terminated the Merger Agreement with Cornerstone Pharmaceuticals, effective immediately, in accordance with its terms. Subsequently, on February 2, 2022, the Company withdrew its Registration Statement on Form S-4 related to the proposed Merger.

In 2019, the Company established the Barer Institute (“Barer”), an early-stage small molecule research operation focused on developing a pipeline of novel therapeutic compounds, including compounds to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer is led by a team of scientists and academic advisors considered to be among the leading experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer is pursuing collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Farber Partners, LLC (“Farber”) was formed to support agreements with Princeton University’s Office of Technology Licensing for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, including an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. The Company also holds a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage oncological pharmaceutical company based in Israel. In addition, the Company has invested in other early-stage pharmaceutical ventures.

As of July 31, 2022, the Company’s commercial real estate holdings consisted of a building at 520 Broad Street in Newark, New Jersey (“520 Property”) that serves as headquarters for the Company and certain other entities and tenants and an associated 800-car public garage, and a portion of a commercial building in Israel. On August 22, 2022, the Company completed the sale of the 520 Property for a purchase price of approximately $49.4 million and realized net proceeds of approximately $33 million.

On July 1, 2022, the Company determined that the 520 Property met the held-for-sale criteria and the Company has therefore classified the 520 Property as held-for-sale in the consolidated balance sheets at July 31, 2022 and 2021. The sale of the 520 Property also represents a significant strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the Company has classified the results of operations related to the 520 Property as discontinued operations in the consolidated statements of operations and comprehensive loss. Depreciation on the 520 Property has ceased on July 1, 2022, as a result of the 520 Property being classified as held-for-sale. See Note 2 to our accompanying consolidated financial statements for further information regarding discontinued operations.

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

Results of Operations

Our business consists of two reportable segments - Healthcare and Real Estate. We evaluate the performance of our Healthcare segment based primarily on research and development efforts and results of clinical trials, and our Real Estate segment based primarily on results of operations. Accordingly, the income and expense line items below loss from operations are only included in the discussion of consolidated results of operations.

Healthcare Segment

Our consolidated expenses for our Healthcare segment were as follows:

	Year Ended July 31,		Change
	2022	2021	$	%
	(in thousands)
General and administrative	$(16,818)	$(16,902)	84	—%
Research and development	(8,742)	(4,907)	(3,835)	(78)%
Depreciation	(3)	(2)	(1)	—%
Provision for loss on receivable pursuant to line of credit	(25,000)	—	(25,000)	(100)%
Provision for losses on related party receivables	(10,095)	—	(10,095)	(100)%
Impairment – Altira	—	(7,000)	7,000	100%
Loss from continuing operations	$(60,658)	$(28,811)	(31,847)	(111)%

To date, the Healthcare segment has not generated any revenues. The entirety of the expenses in the Healthcare segment relate to the activities of LipoMedix, Barer, Farber, and Rafael Medical Devices. As of July 31, 2022, we held a 100% interest in Barer, an 84% interest in LipoMedix, a 93% interest in Farber, and a 100% interest in Rafael Medical Devices.

General and administrative expenses. General and administrative expenses consist mainly of payroll, severance, stock compensation expense, benefits, facilities, consulting and professional fees. The slight decrease in general and administrative expenses for the year ended July 31, 2022 compared to the year ended July 31, 2021 is primarily due to severance expense of approximately $5.9 million, an increase in salary expenses of approximately $2.2 million, an increase in professional fees of approximately $1.0 million, offset by a net decrease in stock-based compensation expense of approximately $7.9 million (inclusive of a forfeiture of restricted stock units of approximately $19.0 million) and a decrease in bonus pay of approximately $1.4 million. The majority of these increases were related to pre-launch activities for CPI-613® which are not expected to be recurring in light of the Data Events.

Research and development expenses. Research and development expenses increased for the year ended July 31, 2022 as compared to the year ended July 31, 2021 due primarily to increased activity at Barer, LipoMedix, Farber, and Rafael Medical Devices during the periods. Barer also has additional management this period which also attributed to the increase.

Loss on line of credit. Due to the Data Events, in the year ended July 31, 2022, the Company recorded a full reserve on the $25 million due to the Company from Cornerstone Pharmaceuticals related to the Line of Credit Agreement.

Loss on related party receivables. Due to the Data Events, in the year ended July 31, 2022, the Company recorded a loss of approximately $10.1 million related to the full reserve recorded on the RP Finance receivable of $9.375 million, and a full reserve recorded on the Cornerstone Pharmaceuticals receivable of $0.720 million.

Impairment expense - Altira. The Company recorded an impairment loss of $7 million related to the Company’s investment in 33.333% of Altira during year ended July 31, 2021. The Company’s initial investment in Altira was impaired in fiscal year 2020.

Real Estate Segment

The revenue and expenses of the 520 Property have been excluded from the real estate segment in the figures below due to its classification of held-for-sale and discontinued operations as of July 31, 2022. The Real Estate segment consists of a portion of a commercial building in Israel. Our consolidated income and expenses for our Real Estate segment were as follows:

	Year Ended July 31,		Change
	2022	2021	$	%
	(in thousands)
Rental – Third Party	$179	$214	(35)	(16)%
Rental – Related Party	111	108	3	3%
Other - Related Party	120	480	(360)	(75)%
Selling, general and administrative	(160)	(122)	(38)	(31)%
Depreciation and amortization	(69)	(68)	(1)	(1)%
Income from continuing operations	$181	$612	(431)	70%

Revenues. Rental revenues decreased by approximately $32 thousand in the year ended July 31, 2022, compared to the prior year, primarily attributable to one month’s worth of rental revenue from the building in Piscataway, New Jersey that was earned in fiscal 2021 prior to its August 2021 sale compared to no corresponding revenue in fiscal 2022.

Other - Related Party. Other - Related Party revenues decreased by approximately $360 thousand during the year ended July 31, 2022, compared to the prior year ended July 31, 2021. During the year ended July 31, 2022, the Company only billed Cornerstone Pharmaceuticals $120 thousand for the first quarter of 2022 for administrative, finance, accounting, tax, and legal services. As of July 31, 2022, Cornerstone Pharmaceuticals owed the Company $720 thousand, for which a full allowance for uncollectibility has been recorded and included in Due from Cornerstone Pharmaceuticals.

Selling, general and administrative expenses.  Selling, general and administrative expenses consist mainly of payroll, benefits, facilities, consulting and professional fees. The increase in selling, general and administrative expenses of approximately $38 thousand during the year ended July 31, 2022 compared to the year ended July 31, 2021 is primarily due to an increase in professional fees and building operating expenses, coupled with other increases in administrative expenses on IDT R.E. Holdings Ltd.

Consolidated Operations

Our consolidated income and expense line items below income from operations were as follows:

	For the Years Ended July 31,		Change
	2022	2021	$	%
	(in thousands)
Loss from operations	$(60,477)	$(28,199)	(32,278)	(114)%
Interest expense	(6)	(12)	6	50%
Interest income	201	2	199	(9950)%
Gain on sale of building	—	749	(749)	(100)%
Impairment of investments - Other Pharmaceuticals	—	(724)	724	100%
Impairment of cost method investment - Cornerstone Pharmaceuticals	(79,141)	—	(79,141)	(100)%
Realized loss on available-for-sale securities	(45)	—	(45)	(100)%
Unrealized (loss) gain on investments - Hedge Funds	(504)	4,758	(5,262)	(111)%
Loss from continuing operations before income taxes	(139,972)	(23,426)	(116,546)	(498)%
Provision for income taxes	—	(18)	18	100%
Equity in (loss) earnings of RP Finance	(575)	383	(958)	250%
Consolidated loss from continuing operations	(140,547)	(23,061)	(117,486)	(509)%
Loss from discontinued operations related to 520 Property	(1,830)	(1,705)	(125)	(7)%
Net loss attributable to noncontrolling interests	(17,719)	(222)	(17,497)	(7882)%
Net loss attributable to Rafael Holdings, Inc.	$(124,658)	$(24,544)	(100,114)	(408)%

Interest income. Interest income was $201 thousand and $2 thousand for the years ended July 31, 2022 and 2021, respectively. The increase is primarily due to the interest income earned on our investments in available-for-sale securities.

Gain on sale of building. In August 2020, we sold a building located in Piscataway, New Jersey, and recognized a gain on the sale of approximately $749 thousand for the year ended July 31, 2021.

Impairment of investments - Other Pharmaceuticals. We recorded an impairment loss of $724 thousand related to our investment in Nanovibronix using the measurement alternative for the year ended July 31, 2021.

Impairment of cost method investment - Cornerstone Pharmaceuticals. In connection with the Data Events, during the year ended July 31, 2022, we recorded a full impairment charge to our cost method investment in Cornerstone Pharmaceuticals in the amount of approximately $79 million.

Realized loss on available-for-sale securities. We recorded a realized loss of approximately $45 thousand related to maturities of available-for-sale securities for the year ended July 31, 2022.

Unrealized (loss) gain on investments - Hedge Funds. We recorded unrealized losses of approximately $504 thousand and gains of approximately $4.8 million for the years ended July 31, 2022 and 2021, respectively.

Equity in (loss) earnings of RP Finance. We recognized a loss of $575 thousand and earnings of $383 thousand from our ownership interest in RP Finance for the years ended July 31, 2022 and 2021, respectively.

Loss from discontinued operations related to 520 Property, net of tax. Discontinued operations includes (i) rental and parking revenues, (ii) payroll, benefits, facility costs, real estate taxes, consulting and professional fees dedicated to the 520 Property, and (iii) depreciation and amortization expenses on July 31, 2022 and (iv) interest (including amortization of debt issuance costs) on the note payable on the Property. The operating results of these items are presented in our consolidated statements of operations and comprehensive loss as discontinued operations for all periods presented. The increase in the net loss attributable to discontinued operations was due to an approximate $330 thousand increase in rental revenue, a $157 thousand increase in other income, a $709 thousand decrease in selling, general and administrative expenses and $73 thousand decrease in depreciation and amortization expense due to only 11 months of depreciation expense during 2022 as depreciation stopped as of July 1, 2022 when the 520 Property was classified as held-for-sale. This is offset by an approximate $1.39 million increase in interest expense.

See Note 2 to our accompanying consolidated financial statements for further information regarding discontinued operations.

Net loss attributable to noncontrolling interests. The change in the net loss attributable to noncontrolling interests was due to an approximate $17.3 million loss related to the Cornerstone Pharmaceuticals impairment loss (the total impairment loss was approximately $79 million) which was applicable to noncontrolling interests in certain of the Company’s subsidiaries and was allocated to the minority holders of interests in CS Pharma and Pharma Holdings in the approximate amounts of $10.4 million and $6.9 million, respectively, for the year ended July 31, 2022. The additional change is related to the losses from LipoMedix and Farber for the year ended July 31, 2022.

Liquidity and Capital Resources

	For the years ended July 31,		Change
	2022	2021	$	%
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$26,537	$7,854	18,683	238%
Restricted cash	—	5,000	(5,000)	(100)%
Working capital	87,321	(2,539)	89,860	(3539)%
Total assets	118,320	154,055	(35,735)	(23)%
Note payable, net of debt issuance costs, held-for-sale	15,000	14,528	472	3%
Total equity attributable to Rafael Holdings, Inc.	100,515	122,286	(21,771)	(18)%
Noncontrolling interests	(3,309)	14,418	(17,727)	(123)%
Total equity	97,206	136,704	(39,498)	(29)%

	For the years ended July 31,		Change
	2022	2022	$	%
Cash flows (used in) provided by	(in thousands)
Operating activities used in continuing operations	$(26,038)	$(15,314)	(10,724)	70%
Investing activities used in continuing operations	(63,683)	(7,921)	(55,762)	704%
Financing activities provided by continuing operations	103,864	15,798	88,066	557%
Effect of exchange rates on cash and cash equivalents	(306)	122	(428)	(351)%
Discontinued operations - 520 Property	(154)	13,963	(14,117)	(101)%
Increase in cash and cash equivalents	$13,683	$6,648	7,035	106%

Capital Resources

As of July 31, 2022, we held cash and cash equivalents of approximately $26.5 million and available-for-sale securities valued at approximately $36.7 million, and investment in hedge funds valued at approximately $4.8 million. We expect the balance of cash and cash equivalents, investment in corporate bonds, and investment in hedge funds to be sufficient to at least meet our obligations for the period through October 31, 2023.

Operating Activities

The increase in cash used in operating activities for the year ended July 31, 2022 as compared to the year ended July 31, 2021 was primarily related to the net loss from continuing operations of $141 million and an increase in prepaid expenses and other current assets of $3.5 million, partially offset by the impact from noncash items, principally the impairment of the Company’s cost method investment in Cornerstone Pharmaceuticals of $79 million, the reserve on the amounts due the Company from Cornerstone Pharmaceuticals related to the Line of Credit Agreement of $25 million, the reserve on receivables due from Cornerstone Pharmaceuticals totaling $10.1 million, changes in other current liabilities of $3.6 million, as well as other changes in assets and liabilities.

Investing Activities

Cash used in investing activities for the year ended July 31, 2022 was primarily related to purchases of available-for-sale securities of approximately $65 million, amounts loaned to Cornerstone Pharmaceuticals of approximately $25 million pursuant to the Line of Credit Agreement and the payments to fund our portion of advances under the line of credit between RP Finance and Cornerstone Pharmaceuticals in the amount of approximately $1.9 million, partially offset by proceeds of $28.5 million from the maturities of available-for-sale securities.

Cash used in investing activities for the year ended July 31, 2021 was primarily related to the purchase of 7.3 million shares of Rafael Pharmaceuticals’ Series D Preferred Stock for $9.1 million, the payments to fund our portion of advances under the line of credit between RP Finance and Rafael Pharmaceuticals for $7.5 million, the payments of an aggregate of $2 million towards the acquisition of a second 33.333% membership interest in Altira, offset by the proceeds of $7 million from the liquidation of hedge funds and $3.7 million from the sale of the building in Piscataway, New Jersey in August 2020.

Financing Activities

Cash provided by financing activities for the year ended July 31, 2022 was primarily related to proceeds of approximately $110 million related to the sale of our common stock to investors and a related party, partially offset by payment of transaction costs of $6.2 million.

Cash provided by financing activities for the year ended July 31, 2021 was primarily related to proceeds of $13.0 million for the sale of 567,437 shares of our Class B common stock and warrants to purchase an additional 113,487 shares of Class B common stock. Additionally, there were approximately $2.0 million in proceeds provided by the exercise of 87,298 warrants to purchase Class B common stock.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Operating and investing activities from discontinued operations

The cash flows from discontinued operations – 520 Property represents the net loss excluding non-cash depreciation and amortization. We don’t anticipate a material impact on future liquidity and capital resources due to discontinued operations. For further information see Note 2.

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

Critical Accounting Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” in our accompanying consolidated financial statements.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed below.

Stock-based Compensation

We record stock-based compensation for options granted and restricted stock units awarded to employees, non-employees, and to members of the board of directors for their services on the board of directors based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur.

The fair value of restricted stock units is determined by the grant date market price of our common shares. We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The use of the Black-Scholes-Merton option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. We have concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. Therefore, the expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of Company-specific historical and implied volatility data, the estimate of expected volatility is primarily based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock-based awards. The risk-free interest rate is determined by reference to U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. We have not paid, and do not anticipate paying, cash dividends on shares of our common stock.

Investments – Hedge Funds

We account for our investments in hedge funds in accordance with ASC 321, Investments – Equity Securities. Unrealized gains and losses resulting from the change in fair value of these securities is included in unrealized (loss) gain on investments – Hedge Funds in the consolidated statements of operations and comprehensive loss. Hedge funds classified as Level 3 include investments and securities which may not be based on readily observable data inputs. The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. Therefore, these assets are classified as Level 3.

Investments – Cost Method

We periodically evaluate our investments for impairment due to declines considered to be other than temporary. If we determine that a decline in fair value is other than temporary, then a charge to earnings is recorded in the accompanying consolidated statements of operations and comprehensive loss, and a new basis in the investment is established.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Discontinued Operations

In accordance with the Financial Accounting Standards Board, ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the results of operations of a component of an entity or a group or component of an entity that represents a strategic shift that has, or will have, a major effect on the reporting company’s operations that has either been disposed of or is classified as held-for-sale are required to be reported as discontinued operations in a company’s consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the discontinued component must have been (or will be) eliminated from the ongoing operations of the company and the company will not have any significant continuing involvement in the operations of the discontinued component after the disposal transaction. As a result of the agreement to sell the 520 Property, the accompanying consolidated financial statements reflect the activity related to the sale of the 520 Property as discontinued operations. See Note 2 to our consolidated financial statements for additional information regarding the results, major classes of assets and liabilities, significant noncash operating items, and capital expenditures of discontinued operations.

Recent Accounting Standards

For information on recent accounting standards, see Note 1, “Description of Business and Summary of Significant Accounting Policies,” in our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

FOREIGN CURRENCY RISK

Revenue from tenants located in Israel represented 7% and 7% of our consolidated revenues, inclusive of revenue from discontinued operations, for the years ended July 31, 2022 and 2021, respectively. The entirety of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of July 31, 2022. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2022 utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of July 31, 2022 is effective.

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

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers as of October 1, 2022, along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Howard S. Jonas — Executive Chairman

William Conkling — Chief Executive Officer

Patrick Fabbio — Chief Financial Officer

Directors

Howard S. Jonas—Chairman of the Board

Stephen Greenberg

Rachel Jonas

Mark McCamish

Dr. Boris C. Pasche

Dr. Michael J. Weiss

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

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

(b)	Exhibits.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rafael Holdings, Inc.
3.2(2)	Third Amended and Restated By-Laws of Rafael Holdings, Inc.
4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1(3)	2021 Equity Incentive Plan
10.2(2)	Employment Agreement dated as of June 13, 2022, between the Company and Howard S. Jonas.
10.3(4)	Letter Agreement dated January 20, 2022, between the Company and William Conkling.
10.4(5)	Letter Agreement dated September 10, 2021, between the Company and Patrick Fabbio.
10.5(6)	Amended Letter Agreement dated November 22, 2022, between the Company and Patrick Fabbio.
10.6(7)	Securities Purchase Agreement, dated August 19, 2021, by and among Rafael Holdings, Inc. and the Investors named therein.
10.7(7)	Securities Purchase Agreement, dated August 19, 2021, by and among Rafael Holdings, Inc. and I9 Plus, LLC.
10.8(7)	Registration Rights Agreement, dated August 19, 2021, by and among Rafael Holdings, Inc. and the Investors named therein.
10.9(8)	Contract of Sale between Broad Atlantic Associates LLC and 520 Broad Street Propco LLC, dated February 18, 2022. (schedules, exhibits and similar attachments to the Contract of Sale that are not material have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the Securities and Exchange Commission upon request).
21.01*	Subsidiaries of the Registrant
23.1*	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm
31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed March 26, 2018.

(2)	Incorporated by reference to Form 8-K, filed June 14, 2022.

(3)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement, filed with the Commission on November 24, 2021.

(4)	Incorporated by reference to Form 8-K, filed January 21, 2022.

(5)	Incorporated by reference to Form 8-K, filed September 14, 2021.

(6)	Incorporated by reference to Form 8-K, filed November 22, 2021.

(7)	Incorporated by reference to Form 8-K, filed August 24, 2021.

(8)	Incorporated by reference to Form 8-K, filed May 9, 2022.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Rafael Holdings, Inc.

By:	/s/ William Conkling
William Conkling
Chief Executive Officer

Date: October 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ William Conkling	Chief Executive Officer	October 31, 2022
William Conkling	(Principal Executive Officer)

/s/ Patrick Fabbio	Chief Financial Officer	October 31, 2022
Patrick Fabbio	(Principal Financial Officer and Principal Accounting Officer)

/s/ Howard S. Jonas	Director, Chairman of the Board and	October 27, 2022
Howard S. Jonas	Executive Chairman

/s/ Stephen Greenberg	Director	October 27, 2022
Stephen Greenberg

/s/ Rachel Jonas	Director	October 27, 2022
Rachael Jonas

/s/ Mark McCamish	Director	October 27, 2022
Mark McCamish

/s/ Boris C. Pasche	Director	October 27, 2022
Dr. Boris C. Pasche

/s/ Michael J. Weiss	Director	October 27, 2022
Dr. Michael J. Weiss

Rafael Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Rafael Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rafael Holdings, Inc. as of July 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Rafael Holdings, Inc. as of July 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with, accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Rafael Holdings, Inc.in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Rafael Holdings, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CohnReznick LLP

We have served as Company’s auditor since 2019.

New York, New York

October 31, 2022

Audit firm – CohnReznick LLP

Location – New York, New York

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	Year Ended July 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,537	$7,854
Restricted cash	—	5,000
Available-for-sale securities	36,698	—
Interest receivable	140	—
Trade accounts receivable, net of allowance for doubtful accounts of $197 and $193 at July 31, 2022 and July 31, 2021, respectively	157	235
Due from Cornerstone Pharmaceuticals, net of allowance for losses on related party receivables of $720 and $0 at July 31, 2022 and July 31, 2021, respectively	—	600
Prepaid expenses and other current assets	4,621	1,075
Assets held-for-sale	40,194	—
Total current assets	108,347	14,764

Property and equipment, net	1,770	1,840
Equity investment – RP Finance LLC	—	575
Due from RP Finance LLC, net of allowance for losses on related party receivables of $9,375 and $0 at July 31, 2022 and July 31, 2021, respectively	—	7,500
Investments – Cornerstone Pharmaceuticals	—	79,141
Investments – Other Pharmaceuticals	477	477
Investments – Hedge Funds	4,764	5,268
In-process research and development and patents	1,575	1,575
Other assets	1,387	1,517
Non-current assets held-for-sale	—	41,398
TOTAL ASSETS	$118,320	$154,055

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$564	$1,160
Accrued expenses	1,875	1,227
Other current liabilities	3,518	252
Due to related parties	69	136
Note payable, net of debt issuance costs, held-for-sale	15,000	14,528
Total current liabilities	21,026	17,303

Other liabilities	88	48
TOTAL LIABILITIES	21,114	17,351

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of July 31, 2022 and July 31, 2021, respectively	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 23,712,449 issued and 23,687,964 outstanding as of July 31, 2022, and 16,947,066 issued and 16,936,864 outstanding as of July 31, 2021	237	169
Additional paid-in capital	262,023	159,136
Accumulated deficit	(165,457)	(40,799)
Accumulated other comprehensive loss related to unrealized loss on available-for-sale securities	(63)	—
Accumulated other comprehensive income related to foreign currency translation adjustment	3,767	3,772
Total equity attributable to Rafael Holdings, Inc.	100,515	122,286
Noncontrolling interests	(3,309)	14,418
TOTAL EQUITY	97,206	136,704
TOTAL LIABILITIES AND EQUITY	$118,320	$154,055

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended July 31,
	2022	2021
REVENUE
Rental – Third Party	$179	$214
Rental – Related Party	111	108
Other – Related Party	120	480
Total revenue	410	802

COSTS AND EXPENSES
Selling, general and administrative	16,978	17,024
Research and development	8,742	4,907
Depreciation and amortization	72	70
Provision for loss on receivable from Cornerstone Pharmaceuticals pursuant to line of credit	25,000	—
Provision for losses on related party receivables	10,095	—
Impairment – Altira	—	7,000
Loss from operations	(60,477)	(28,199)

Interest expense	(6)	(12)
Interest income	201	2
Gain on sale of building	—	749
Impairment of investments - Other Pharmaceuticals	—	(724)
Impairment of cost method investment - Cornerstone Pharmaceuticals	(79,141)	—
Realized loss on available-for-sale securities	(45)	—
Unrealized (loss) gain on investments - Hedge Funds	(504)	4,758
Loss from continuing operations before income taxes	(139,972)	(23,426)
Provision for income taxes	—	(18)
Equity in (loss) earnings of RP Finance	(575)	383
Consolidated loss from continuing operations	(140,547)	(23,061)

Discontinued Operations (Note 2)
Loss from discontinued operations related to 520 Property	(1,830)	(1,705)
Loss on discontinued operations	(1,830)	(1,705)

Consolidated net loss	(142,377)	(24,766)
Net loss attributable to noncontrolling interests	(17,719)	(222)
Net loss attributable to Rafael Holdings, Inc.	$(124,658)	$(24,544)

OTHER COMPREHENSIVE LOSS
Consolidated net loss	$(142,377)	$(24,766)
Unrealized loss on available-for-sale securities	(63)	—
Foreign currency translation adjustment	(5)	10
Total comprehensive loss	(142,445)	(24,756)
Comprehensive loss attributable to noncontrolling interests	(17,746)	(37)
Total comprehensive loss attributable to Rafael Holdings, Inc.	$(124,699)	$(24,793)

Continuing operations loss per share
Loss from continuing operations	$(140,547)	$(23,061)
Loss attributable to noncontrolling interests	(17,719)	(222)
Numerator for loss per share from continuing operations	$(122,828)	$(22,839)

Discontinued operations loss per share
Loss from discontinued operations	$(1,830)	$(1,705)

Loss per share
Continuing operations - basic and diluted	$(6.22)	$(1.38)
Discontinued operations - basic and diluted	(0.09)	(0.11)
Loss per common share - basic and diluted	$(6.31)	$(1.49)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	19,767,342	16,522,686

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Year Ended July 31, 2022
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at August 1, 2021	787,163	$8	16,936,864	$169	$159,136	$(40,799)	$3,772	$14,418	$136,704
Net loss for the year ended July 31, 2022	—	—	—	—	—	(124,658)	—	(17,719)	(142,377)
Stock-based compensation	—	—	1,533,311	16	18,045	—	—	—	18,061
Forfeiture of restricted stock	—	—	(943,305)	(9)	(18,969)	—	—	—	(18,978)
Common stock sold to investors	—	—	2,833,425	28	99,142	—	—	—	99,170
Transaction costs incurred in connection with sale of common stock	—	—	—	—	(6,228)	—	—	—	(6,228)
Acquisition of additional ownership interest in LipoMedix	—	—	—	—	8	—	—	(8)	—
Common stock sold to related party	—	—	3,338,307	33	10,964	—	—	—	10,997
Shares withheld for payroll taxes	—	—	(10,638)	—	(75)	—	—	—	(75)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(63)	—	(63)
Foreign currency translation adjustment	—	—	—	—	—	—	(5)	—	(5)
Balance at July 31, 2022	787,163	$8	23,687,964	$237	$262,023	$(165,457)	$3,704	$(3,309)	$97,206

	Year Ended July 31, 2021
	Common Stock, Series A		Common Stock, Series B		Additional Paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income	interests	Equity
Balance at August 1, 2020	787,163	$8	15,028,536	$149	$129,136	$(16,255)	$3,762	$13,728	$130,528
Net loss for the year ended July 31, 2021	—	—	—	—	—	(24,544)	—	(222)	(24,766)
Stock-based compensation	—	—	965,938	10	6,623	—	—	—	6,633
Shares issued - Investment in Altira	—	—	280,323	3	8,498	—	—	—	8,501
Shares issued - Securities Purchase Agreement	—	—	567,437	6	12,994	—	—	—	13,000
Shares withheld for payroll taxes	—	—	(7,214)	—	(185)	—	—	—	(185)
Warrants exercised	—	—	87,298	1	1,999	—	—	—	2,000
Stock options exercised	—	—	14,546	—	71	—	—	—	71
Capital contribution for noncontrolling interest	—	—	—	—	—	—	—	912	912
Foreign currency translation adjustment	—	—	—	—	—	—	10	—	10
Balance at July 31, 2021	787,163	$8	16,936,864	$169	$159,136	$(40,799)	$3,772	$14,418	$136,704

See accompanying notes to consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2022	2021
Operating activities
Consolidated net loss	$(142,377)	$(24,766)
Less: Loss from discontinued operations, net of tax	(1,830)	(1,705)
Loss from continuing operations	(140,547)	(23,061)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	72	70
Deferred income taxes	—	6
Net unrealized loss (gain) on investments - Hedge Funds	504	(4,758)
Realized loss on available-for-sale securities	45	—
Impairment of investments - Other Pharmaceuticals	—	724
Impairment of cost method investment - Cornerstone Pharmaceuticals	79,141	—
Impairment – Altira	—	7,000
Provision for loss on receivable from Cornerstone Pharmaceuticals pursuant to line of credit	25,000	—
Equity in loss (earnings) of RP Finance	575	(383)
Provision for losses on related party receivables	10,095	—
Provision for doubtful accounts	4	193
Stock-based compensation (credit) expense	(917)	6,633
Gain on sale of building	—	(749)

Change in assets and liabilities, net of effects from discontinued operations:
Interest receivable	(140)	—
Trade accounts receivable	74	(161)
Prepaid expenses and other current assets	(3,545)	(802)
Other assets	130	63
Accounts payable and accrued expenses	52	164
Other current liabilities	3,566	137
Due to related parties	(67)	136
Due from related parties	—	(482)
Due from Cornerstone Pharmaceuticals	(120)	—
Other liabilities	40	(44)
Net cash used in continuing operations	(26,038)	(15,314)
Net cash used in discontinued operations	(41)	(287)
Net cash used in operating activities	(26,079)	(15,601)

Investing activities
(Purchases) dispositions of property and equipment	(2)	44
Payment to fund RP Finance Line of Credit	(1,875)	(7,500)
Payment to Cornerstone Pharmaceuticals pursuant to Line of Credit	(25,000)	—
Purchases of available-for-sale securities	(65,306)	—
Proceeds from maturities of available-for-sale securities	28,500	—
Proceeds from sale of building	—	3,658
Proceeds from sale of Hedge Funds	—	7,000
Purchase of Investment in Altira	—	(2,000)
Investment in Rafael Pharmaceuticals	—	(9,123)
Net cash used in investing activities of continuing operations	(63,683)	(7,921)
Net cash used in investing activities of discontinued operations	(113)	(250)
Net cash used in investing activities	(63,796)	(8,171)

Financing activities
Contribution from noncontrolling interest of consolidated entity	—	912
Proceeds from exercise of options	—	71
Proceeds from exercise of warrants	—	2,000
Proceeds from issuance of common stock	99,170	13,000
Proceeds from issuance of common stock from related party	10,997	—
Payment of transaction costs incurred in connection with sale of common stock	(6,228)	—
Payments for taxes related to shares withheld for employee taxes	(75)	(185)
Net cash provided by financing activities of continuing operations	103,864	15,798
Net cash provided by financing activities of discontinued operations	—	14,500
Net cash provided by financing activities	103,864	30,298

Effect of exchange rate changes on cash and cash equivalents	(306)	122
Net increase in cash and cash equivalents and restricted cash	13,683	6,648
Cash and cash equivalents, and restricted cash, beginning of year	12,854	6,206
Cash and cash equivalents, and restricted cash, end of year	$26,537	$12,854

Supplemental schedule of noncash investing and financing activities
Common shares issued for payment of purchase price for Altira equity	$—	$8,501
Acquisition of additional ownership interest in LipoMedix	$8	$—

Reconciliation of cash and restricted cash
Cash and cash equivalents	$26,537	$7,854
Restricted cash	—	5,000
Total cash and cash equivalents and restricted cash shown in statement of cash flows	$26,537	$12,854

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Rafael Holdings, Inc. (NYSE:RFL), (“Rafael Holdings”, “we” or the “Company”), a Delaware corporation, is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), through an investment in Cornerstone Pharmaceuticals, Inc., formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, the activities of the Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and Rafael Medical Devices, Inc. (“Rafael Medical Devices” and together with the Pharmaceutical Companies, the “Healthcare Companies”), a wholly-owned orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. The Company’s primary focus to date has been to invest in and fund, discover and develop novel cancer therapies, and we further seek to expand our portfolio through opportunistic investments in therapeutics which address high unmet medical needs including through acquisitions, strategic investments, or in-licensing assets.

Historically, the Company owned real estate assets. In 2020, the Company sold an office building located in Piscataway, New Jersey and following the end of Fiscal 2022, the Company sold the building at 520 Broad Street in Newark, New Jersey and an associated public garage. Currently, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining real estate asset.

The Company has debt and equity investments in Cornerstone Pharmaceuticals, formerly known as Rafael Pharmaceuticals Inc., or Rafael Pharmaceuticals, that includes preferred and common equity interests and a warrant to purchase additional equity. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Cornerstone Pharmaceuticals in exchange for issuing Company Class B common stock to the other stockholders of Cornerstone Pharmaceuticals. On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Cornerstone Pharmaceuticals’ lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas, and following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In connection with the preparation of the Company’s first quarter financial statements, accounting principles generally accepted in the United States of America (“U.S. GAAP”) required that the Company assess the impact of the Data Events and determine whether the carrying values of the Company’s assets were impaired based upon the Company’s expectations to realize future value. In light of the Data Events, the Company concluded that the likelihood of further development of and prospects for CPI-613 is uncertain and has fully impaired in the first quarter ended October 31, 2021 the value of its loans, receivables, and investment in Cornerstone Pharmaceuticals based upon its valuation of Cornerstone Pharmaceuticals. On February 2, 2022, the Company terminated the Merger Agreement with Cornerstone Pharmaceuticals, effective immediately, in accordance with its terms. Subsequently, on February 2, 2022, the Company withdrew its Registration Statement on Form S-4 related to the proposed Merger.

In 2019, the Company established Barer, a preclinical caner metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer is comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer is pursuing collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program.

The Company also holds a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage oncological pharmaceutical company based in Israel.

In addition, the Company has recently initiated efforts to develop other early-stage pharmaceutical ventures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of July 31, 2022, the Company’s commercial real estate holdings consisted of a building at 520 Broad Street in Newark, New Jersey (the “520 Property”) that serves as headquarters for the Company and several tenants and an associated 800-car public garage, and a portion of a commercial building in Israel. The Company sold the 520 Property on August 22, 2022. Refer to Notes 1, 2 and 19 for further details.

Basis of Presentation

The “Company” in these consolidated financial statements refers to Rafael Holdings and its subsidiaries on a consolidated basis.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal year 2022 refers to the fiscal year ended July 31, 2022).

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP. The accompanying consolidated financial statements reflect the activity related to the 520 Property as discontinued operations.

All majority-owned subsidiaries are consolidated with all intercompany transactions and balances eliminated in consolidation. In addition to Rafael Holdings, Inc., the subsidiaries included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Rafael Holdings, Inc.	United States – Delaware	100%
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100%
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, Inc.	United States – Delaware	100%
The Barer Institute, LLC	United States – Delaware	100%
Levco Pharmaceuticals Ltd.	Israel	95%	*
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90%
LipoMedix Pharmaceuticals Ltd.	Israel	84%
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC	United States – Delaware	45%	**

*	During Fiscal 2022, we discontinued further material investment in Levco.

**	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership in Pharma Holdings, LLC and, therefore, an effective 45% interest in CS Pharma Holdings, LLC. The Company, along with CS Pharma and Pharma Holdings, collectively own securities representing 51% of the outstanding capital stock of Cornerstone Pharmaceuticals and 41% of the capital stock on a fully diluted basis (excluding the remainder of the Warrant). Refer to Note 3 for further details.

On March 15, 2022, the Company dissolved IDT 225 Old NB Road, LLC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity

As of July 31, 2022, the Company had cash and cash equivalents of $26.5 million, available-for-sale securities valued at $36.7 million, and an investment in hedge funds valued at $4.8 million. On August 22, 2022, the Company received net proceeds of approximately $33 million in connection with the sale of the 520 Property (see Note 19 for further details). The Company expects the balance of cash and cash equivalents, available-for-sale securities, and investment in hedge funds to be sufficient to meet our obligations for the next 12 months from the issuance of these consolidated financial statements.

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

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited. For the year ended July 31, 2022, including revenue from discontinued operations, related parties represented 58% of the Company’s revenue, and as of July 31, 2022, two customers, one of which is a related party, represented 24% and 47% of the Company’s accounts receivable balance, respectively. For the year ended July 31, 2021, related parties represented 65% of the Company’s revenue, and as of July 31, 2021, two customers, one of which is a related party, represented 45% and 33% of the Company’s accounts receivable balance, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash represented escrow funds held in bank accounts owned by the Company to be used to pay the severance due the chief executive officer for termination without cause, pursuant to his employment agreement. The Company did not have the right to use this cash balance for any other purpose. During February 2022, the Company paid $5 million, from the restricted cash balance, in severance pay to Ameet Mallik, former CEO, in accordance with his separation and release agreement.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written off upon final determination that the trade accounts will not be collected. The computation of this allowance is based on the tenants’ or parking customers’ payment histories, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, inclusive of related parties, which represented 58% and 65% of the Company’s total revenue for the years ended July 31, 2022 and 2021, respectively. The Company recorded bad debt expense of approximately $4 thousand and $193 thousand, respectively, for the years ended July 31, 2022 and 2021.

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

Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for in accordance with ASC 321, Investments - Equity Securities. Investments without readily determinable fair values are accounted for using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company periodically evaluates its investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in the accompanying consolidated statements of operations and comprehensive loss, and a new basis in the investment is established.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments - Hedge Funds

The Company accounts for its investments in hedge funds in accordance with ASC 321, Investments – Equity Securities. Unrealized gains and losses resulting from the change in fair value of these securities is included in unrealized (loss) gain on investments – Hedge Funds in the consolidated statements of operations and comprehensive loss.

Corporate Bonds

The Company’s marketable securities are considered to be available-for-sale as defined under ASC 320, Investments - Debt and Equity Securities, and are recorded at fair value. Unrealized gains or losses are included in accumulated other comprehensive income. Realized gains or losses are released from accumulated other comprehensive income and into earnings on the consolidated statements of operations and comprehensive loss.

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

Equity Method Investments - The Company has determined that RP Finance, LLC (“RP Finance”) (see Note 5) is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. The Company accounts for its investment in RP Finance using the equity method of accounting.

Long-Lived Assets

Equipment, buildings, leasehold improvements, and furniture and fixtures are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range as follows:

Classification	Years
Building and improvements	40
Tenant improvements	7-15
Other (primarily equipment and furniture and fixtures)	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held-for-sale at the lower of carrying value or estimated net realizable value. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. No impairment losses were identified or recorded in the fiscal years ended July 30, 2022 and 2021 on the Company’s other intangible assets.

Properties

On August 22, 2022, Broad Atlantic Associate LLC, a wholly-owned subsidiary of the Company, completed the sale of the 520 Property for a purchase price of $49.4 million. The 520 Property serves as the Company’s headquarters and has several other tenants, and a related 800-car public parking garage. The 520 Property is classified as held-for-sale and is presented as discontinued operations in the accompanying consolidated financial statements.

The Company owns a portion of the 6th floor of a building located at 5 Shlomo Halevi Street, in Jerusalem, Israel.

Assets Held-for-Sale and Discontinued Operations

The Company classifies assets held-for-sale if all held-for-sale criteria is met pursuant to ASC 360-10, Property, Plant and Equipment. Criteria include management commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets classified as held-for-sale are not depreciated and are measured at the lower of their carrying amount or fair value less cost to sell. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held-for-sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group.

Strategic changes in the Company’s operations can be considered a discontinued operation if both the operations and cash flows of the discontinued component have been (or will be) eliminated from the ongoing operations of the Company and the Company will not have any significant continuing involvement in the operations of the discontinued component after the disposal transaction. The results of the discontinued operations shall be reflected as a discontinued operation on the consolidated statements of operations and comprehensive loss and prior periods shall be recast to reflect the earnings from discontinued operations. As a result of the agreement to sell the 520 Property, the accompanying consolidated financial statements reflect the activity related to the sale of the 520 Property as discontinued operations. The Company determined that the 520 Property met the held-for-sale and discontinued operations criteria as of July 1, 2022. See Note 2 to the consolidated financial statements for additional information regarding the results, major classes of assets and liabilities, significant noncash operating items, and capital expenditures of discontinued operations.

Debt Issuance Costs

Debt issuance costs are recorded net against the related debt and amortized to interest expense over the life of the related debt. During the years ended July 31, 2022 and 2021, amortized debt issuance costs of $472 thousand and $28 thousand, respectively, were recorded as a component of interest expense which is included in Discontinued Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company disaggregates its revenue by source within its consolidated statements of operations and comprehensive loss. As an owner and operator of real estate, the Company derives the majority of its revenue from leasing office and parking space to tenants at its properties. In addition, the Company earns revenue from recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs. Revenue from recoveries from tenants is recorded together with rental income on the consolidated statements of operations and comprehensive loss which is also consistent with the guidance under ASC 842, Leases (“ASC 842”).

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

Leases

The Company categorizes leases at their inception as either operating or finance leases. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. As of July 31, 2022 and 2021, the Company was not a lessee under any leasing arrangements.

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

Functional Currency

The U.S. Dollar is the functional currency of our entities operating in the United States. The functional currency for our subsidiaries operating outside of the United States is the New Israeli Shekel, the currency of the primary economic environment in which such subsidiaries primarily expend cash. The Company translates those subsidiaries’ financial statements into U.S. Dollars. The Company translates assets and liabilities at the exchange rate in effect as of the consolidated financial statement date, and translates accounts from the consolidated statements of operations and comprehensive loss using the weighted average exchange rate for the period. The Company reports gains and losses from currency exchange rate changes related to intercompany receivables and payables, currently in non-operating expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact of the pending adoption of the new standard on its financial statements and intends to adopt the standard as of August 1, 2024.

NOTE 2 – DISCONTINUED OPERATIONS

On July 1, 2022, the Company determined that the building located at 520 Broad Street in Newark, New Jersey, and an associated 800-car public garage (the “520 Property”) met the held-for-sale criteria and the Company has therefore classified the 520 Property as held-for-sale in the consolidated balance sheets at July 31, 2022 and 2021. The sale of the 520 Property also represents a significant strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the Company has classified the results of operations related to the 520 Property as discontinued operations in the consolidated statements of operations and comprehensive loss. Depreciation on the 520 Property has ceased on July 1, 2022, as a result of the Property being classified as held-for-sale.

During the third and fourth quarters of 2022, the buyer deposited a total of $3.25 million in non-refundable deposits in escrow as part of the full purchase price of the 520 Property. The Company has included these non-refundable deposits as a contract deposit in the prepaid expenses and other current assets section of the balance sheet, and a corresponding deferred liability presented in other current liabilities on the consolidated balance sheet.

On August 22, 2022, Broad Atlantic Associates, LLC, a wholly-owned subsidiary of the Company, completed the sale of the 520 Property for a purchase price of $49.4 million.

The 520 Property was encumbered by a mortgage securing a $15 million note payable which was paid off in this transaction. Refer to Note 12 for further information on the note payable. After repaying the note payable, commissions, taxes, and other related costs, the Company received a net cash amount of approximately $33 million at closing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of major classes of assets and liabilities related to discontinued operations at July 31, 2022 and 2021 were as follows ($ in thousands):

Year Ended July 31, 2022
Current assets held-for-sale
Building and Improvements	$45,437
Land	10,412
Furniture and Fixtures	1,145
Other	205
Property and equipment	57,199
Less Accumulated Depreciation	(17,005)
Property and equipment, net	$40,194

Total current assets held-for-sale	$40,194
Total assets held-for-sale	$40,194

Current liabilities
Note payable, net of debt issuance costs, held-for-sale	$15,000

Year Ended July 31, 2021
Non-current assets held-for-sale
Building and Improvements	$45,336
Land	10,412
Furniture and Fixtures	1,145
Other	205
Property and equipment	57,098
Less Accumulated Depreciation	(15,700)
Property and equipment, net	$41,398

Total non-current assets held-for-sale	$41,398
Total assets held-for-sale, non-current	$41,398

Current liabilities
Note payable, net of debt issuance costs, held-for-sale	$14,528

The current portion of deferred rental income included in Prepaid Expenses and Other Current Assets was approximately $150 thousand and $111 thousand as of July 31, 2022 and 2021, respectively. The noncurrent portion of deferred rental income included in Other Assets was approximately $1.3 million and $1.5 million as of July 31, 2022 and 2021, respectively. The deferred rental income pertains to the 520 Property and shall be settled at the date of the sale of the 520 Property with the other working capital accounts of 520 Broad Street.

Discontinued operations includes (i) rental and parking revenues, (ii) payroll, benefits, facility costs, real estate taxes, consulting and professional fees dedicated to the 520 Property, (iii) depreciation and amortization expenses and (iv) interest (including amortization of debt issuance costs) on the note payable on the 520 Property. The operating results of these items are presented in our consolidated statements of operations and comprehensive loss as discontinued operations for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the components comprising net loss from our discontinued operations ($ in thousands):

	Year Ended July 31,
	2022	2021
Revenue from discontinued operations:
Rental – Third Party	$644	$676
Rental – Related Party	2,161	1,991
Parking	694	502
Total revenue from discontinued operations	3,499	3,169

Costs and expenses from discontinued operations:
Selling, general and administrative	2,683	3,392
Depreciation and amortization	1,317	1,390
Loss from discontinued operations	(501)	(1,613)

Other income	157	—
Interest expense	(1,486)	(92)
Loss from discontinued operations before income taxes	(1,830)	(1,705)

Income tax benefit/expense	—	—
Net loss from discontinued operations	$(1,830)	$(1,705)

NOTE 3 – INVESTMENT IN CORNERSTONE PHARMACEUTICALS

Equity Investment in Cornerstone Pharmaceuticals and Impairment of Cost Method Investment

Cornerstone Pharmaceuticals is a clinical stage, cancer metabolism-based therapeutics company focused on the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells.

The Company owns debt and equity interests and other rights in Cornerstone Pharmaceuticals through a 90%-owned non-operating subsidiary, Pharma Holdings, LLC, or Pharma Holdings.

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

Pharma Holdings holds 44.0 million shares of Cornerstone Pharmaceutical’s Series D Convertible Preferred Stock and a warrant to increase the combined ownership of Pharma Holdings and CS Pharma to up to 56% of the fully diluted equity interests in Cornerstone Pharmaceuticals (the “Warrant”). The exercise price of the Warrant is the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pharma Holdings also holds certain governance rights in Cornerstone Pharmaceuticals including appointment of directors. Pharma Holdings is not the primary beneficiary of Cornerstone Pharmaceuticals as it does not control or direct the activities of Cornerstone Pharmaceuticals that most significantly impact Cornerstone Pharmaceuticals’ economic performance.

CS Pharma holds 16.7 million shares of Cornerstone Pharmaceuticals’ Series D Convertible Preferred Stock. CS Pharma owned a $10 million Series D Convertible Note, with 3.5% interest, in Cornerstone Pharmaceuticals which was converted to shares of Series D Preferred Stock in January 2019.

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

Pharma Holdings holds the Warrant to purchase a significant stake in Cornerstone Pharmaceuticals, as well as other equity and governance rights in Cornerstone Pharmaceuticals. The Company currently owns 51% of the issued and outstanding equity in Cornerstone Pharmaceuticals. Approximately 8% of the issued and outstanding equity is owned by the Company’s subsidiary CS Pharma and 43% is held by the Company’s subsidiary Pharma Holdings. The Company’s subsidiary Pharma Holdings holds the Warrant, which is non-dilutable and provides for the Company to increase its (via Pharma Holdings and CS Pharma and inclusive of the interests held by the other owners of those entities) total ownership to 56%. Based on the current shares issued and outstanding of Cornerstone Pharmaceuticals as of July 31, 2022, the Company, and the Company’s affiliates, would need to pay approximately $13.5 million to exercise the Warrant in full to 56%. On an as-converted fully diluted basis (for all convertible securities of Cornerstone Pharmaceuticals outstanding), the Company and the Company’s affiliates would need to pay approximately $118 million to exercise the Warrant in full (including to offset the impact of additional issuances of Cornerstone Pharmaceuticals equity under the Line of Credit, as defined below). The Instrument holds 10% of the interest in Pharma Holdings and would need to contribute 10% of any cash necessary to exercise any portion of the Warrant. Following any exercise, a portion of the Company’s interest in Cornerstone Pharmaceuticals would continue to be held for the benefit of the other equity holders in Pharma Holdings and CS Pharma. Given the Company’s anticipated available cash, the Company would not be able to exercise the Warrant in its entirety and the Company may never be able to exercise the Warrant in full. Cornerstone Pharmaceuticals may also issue additional equity interests, such as employee stock options, which will require the Company to pay additional cash to maintain the Company’s ownership percentage or exercise the Warrant in full. The terms of the Warrant provide that it expired on April 1, 2022, however the Company has asserted that it may be entitled to a further extension of the Warrant. At this time, the Company does not intend to exercise the Warrant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 28, 2021, Pharma Holdings partially exercised the Warrant to maintain the 51% ownership percentage and purchased 7.3 million shares of Cornerstone Pharmaceuticals’ Series D Preferred Stock for $9.1 million, of which $0.9 million was contributed by the holder of a minority interest in Pharma Holdings.

Due to the Data Events, on October 28, 2021, the Company recorded an impairment charge of approximately $79.1 million related to the cost method investment in Cornerstone Pharmaceuticals representing the total amount of the Company’s cost method investment. The impairment loss was included in “Impairment of cost method investment – Cornerstone Pharmaceuticals” in the accompanying consolidated statements of operations and comprehensive loss for the year ended July 31, 2022.

Approximately $17.3 million of the total impairment loss of $79.1 million was applicable to noncontrolling interests in certain of the Company’s subsidiaries and was allocated to the holders of interests in CS Pharma and Pharma Holdings in the approximate amounts of $10.4 million and $6.9 million, respectively.

Line of Credit to Cornerstone Pharmaceuticals and Impairment of Related Receivable

On September 24, 2021, the Company entered into a Line of Credit Loan Agreement (the “Line of Credit Agreement”) with Cornerstone Pharmaceuticals under which Cornerstone Pharmaceuticals borrowed $25 million from the Company. The first advance was in the amount of $1.9 million on September 24, 2021. On October 1, 2021, a second advance was made in the amount of $23.1 million. The Line of Credit Agreement accrues interest at 9% per annum. The maturity date of the Line of Credit Agreement was June 17, 2022, and the amounts due on that date were not paid. The Company is in discussions with Cornerstone Pharmaceuticals and is evaluating its rights and plan of action with respect to the Line of Credit Agreement (in the contexts of all of its interests in Cornerstone Pharmaceuticals).

Due to the Data Events, the Company recorded a full reserve on the amounts due the Company from Cornerstone Pharmaceuticals related to the Line of Credit Agreement for $25 million.

The Company also recorded a loss on related party receivables of approximately $2.6 million related to other amounts owed by Cornerstone Pharmaceuticals during the year ended July 31, 2022. The Company recorded a reserve on related party interest receivable of $1.9 million in Interest income, net, on the consolidated statements of operations and comprehensive loss during the year ended July 31, 2022.

NOTE 4 – INVESTMENT IN ALTIRA

The Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) on May 13, 2020 with a member (the “First Seller”) of Altira Capital & Consulting, LLC (“Altira”). Pursuant to the Purchase Agreement, on May 13, 2020, the First Seller sold the economic rights related to a 33.333% membership interest in Altira to the Company and in effect the Company purchased the potential right to receive a 1% royalty on Net Sales (as defined in the Royalty Agreement between Altira and Cornerstone Pharmaceuticals) on sales of certain Cornerstone Pharmaceuticals products. The purchase consideration for the purchase of the membership interest consisted of 1) $1,000,000 that was payable monthly in four equal monthly installments of $250,000 each; 2) $3,000,000 payable on January 3, 2021; 3) $3,000,000 due within fifteen (15) days of interim data analysis in Cornerstone Pharmaceuticals’ Phase 3 pivotal trial (AVENGER 500®) of CPI-613® (devimistat); and 4) $3,000,000 which is due within one-hundred and twenty (120) days from the date that Cornerstone Pharmaceuticals files a new drug application with the U.S. Food and Drug Administration for approval of devimistat (CPI-613) as a first in-line therapy for pancreatic cancer, as defined in the Purchase Agreement. The post-closing payments are to be made to the First Seller, at the Company’s discretion, in cash or shares of the Company’s Class B common stock based on the ten-day average share price of the Company’s Class B common stock prior to the date of payment or any combination thereof.

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

On December 7, 2020, the Company purchased an additional 33.333% of membership interests in Altira, pursuant to a Membership Interest Purchase Agreement (the “Second Altira Agreement”) between the Company and another Altira member, (the “Second Seller”). With this transaction, the Company now owns a right to an aggregate 66.666% of the membership interests in Altira. Pursuant to the Second Altira Agreement, on December 7, 2020, the Second Seller sold his economic rights related to a 33.333% membership interest in Altira to the Company and in effect the Company purchased the potential right to receive an additional 1% royalty on Net Sales (as defined in the Royalty Agreement between Altira and Cornerstone Pharmaceuticals) on sales of certain Cornerstone Pharmaceuticals products. The consideration for the purchase of the Membership Interest consists of 1) $1,000,000 that was payable monthly in four equal monthly installments of $250,000 each, commencing on January 4, 2021; 2) $3,000,000 payable on January 4, 2021; 3) $3,000,000 due within fifteen (15) days of the earlier to occur of either the completion of Cornerstone Pharmaceuticals’ Phase III pivotal trial (AVENGER 500®) of CPI-613® (devimistat) or May 31, 2021 and not before January 4, 2021; and 4) $3,000,000 which is due within one-hundred and twenty (120) days from the date that Cornerstone Pharmaceuticals files a new drug application with the U.S. Food and Drug Administration for approval of devimistat (CPI-613) as a first in-line therapy for pancreatic cancer, as defined in the Purchase Agreement.

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

For the year ended July 31, 2021, the Company determined that the investment in Altira was fully impaired as of the acquisition date as there were no probable cash flows, and accordingly, had no value. The Company recorded an impairment charge of $7,000,000, which was the total amount of the Company’s investment recognized for the Second Altira Agreement.

During fiscal 2021, the Company issued 129,620 shares of Class B Common Stock with a value of $3.5 million to the First Seller under the Purchase Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 – INVESTMENT IN RP FINANCE, LLC

On February 3, 2020, Cornerstone Pharmaceuticals entered into a Line of Credit Loan Agreement (“RPF Line of Credit”) with RP Finance which provides a revolving commitment of up to $50,000,000 to fund clinical trials and other capital needs.

The Company owns 37.5% of the equity interests in RP Finance and is required to fund 37.5% of funding requests from Cornerstone Pharmaceuticals under the RPF Line of Credit. Howard Jonas owns 37.5% of the equity interests in RP Finance, and is required to fund 37.5% of funding requests from Cornerstone Pharmaceuticals under the RPF Line of Credit. The remaining 25% equity interests in RP Finance are owned by other shareholders of Cornerstone Pharmaceuticals.

Under the RPF Line of Credit, all funds borrowed will bear interest at the mid-term Applicable Federal Rate published by the U.S. Internal Revenue Service. The maturity date is the earlier of February 3, 2025, upon a change of control of Cornerstone Pharmaceuticals or a sale of Cornerstone Pharmaceuticals or its assets. Cornerstone Pharmaceuticals can draw on the facility on 60 days’ notice. The funds borrowed under the RPF Line of Credit must be repaid out of certain proceeds from equity sales by Cornerstone Pharmaceuticals.

In connection with entering into the Line of Credit Agreement, Cornerstone Pharmaceuticals agreed to issue to RP Finance shares of its common stock representing 12% of the issued and outstanding shares of Cornerstone Pharmaceuticals common stock, with such interest subject to anti-dilution protection as set forth in the RPF Line of Credit.

The Company has determined that RP Finance is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. Therefore, the Company will use the equity method of accounting to record its investment in RP Finance. The Company has recognized a loss of approximately $575 thousand and earnings of $383 thousand from its ownership interests of 37.5% in RP Finance for the years ended July 31, 2022 and 2021, respectively. The assets and operations of RP Finance are not significant and the Company has identified the equity investment in RP Finance as a related party transaction (see Note 13).

In August 2020, Cornerstone Pharmaceuticals called for a $5 million draw on the RPF Line of Credit and the facility was funded by RP Finance in the amount of $5 million. In November 2020, Cornerstone Pharmaceuticals called for a second $5 million draw on the RPF Line of Credit and the facility was funded by RP Finance in the amount of $5 million. In June 2021 and July 2021, Cornerstone Pharmaceuticals called for a total aggregate of $10 million in draws on the line of RPF Line of Credit and the facility was funded by RP Finance in the amount of $10 million. In September 2021, Cornerstone Pharmaceuticals called for a $5 million draw on the RPF Line of Credit and the facility was funded by RP Finance LLC in the amount of $5 million.

As of July 31, 2022, the Company has funded a cumulative total of $9.375 million in accordance with its 37.5% ownership interests in RP Finance. The Company recorded a reserve on related party interest receivable of $1.9 million in Interest income, net, on the consolidated statements of operations and comprehensive loss during the year ended July 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Equity Method Investment

Due to the Data Events, during the three months ended October 31, 2021, the Company recorded equity in the loss of RP Finance of $575 thousand. As of July 31, 2022, the equity method investment on the Company’s balance sheet was $0, and no additional equity loss of RP Finance was recorded during the year ended July 31, 2022. The Company was not obligated to guarantee obligations of RP Finance and is not committed to provide further financial support for RP Finance. Additionally, during the year ended July 31, 2022, the Company recorded a loss on related party receivables of $9.375 million related to amounts owed by RP Finance. The loss on related party receivables was recorded in the consolidated statements of operations and comprehensive loss during the year ended July 31, 2022.

NOTE 6 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

As of July 31, 2022, the Company held 84% of the issued and outstanding ordinary shares of LipoMedix and has consolidated this investment from the second quarter of fiscal 2018.

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

As of the date of the November 2021 Share Purchase Agreement, there was an outstanding loan balance including principal of $400 thousand and accrued interest of $21.8 thousand owed by LipoMedix to the Company on the note from March 2021. The amount due on the loan was netted against the approximately $3.0 million aggregate purchase price due to LipoMedix, resulting in a cash payment by the Company of approximately $2.6 million in exchange for the 15,975,000 shares purchased. As a result of the share purchase, the Company’s ownership of LipoMedix increased to approximately 84% with a noncontrolling interest of approximately 16%. The Company recorded approximately $8 thousand to adjust the carrying amount of the noncontrolling interest to reflect the Company’s increased ownership interest in LipoMedix’s net assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities as of July 31, 2022 are as follows:

July 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
Corporate bonds	$36,761	$81	$(144)	$36,698
Total available-for-sale securities	$36,761	$81	$(144)	$36,698

The Company did not hold any investments in corporate bonds as of July 31, 2021.

During the year ended July 31, 2022, the Company reclassified approximately $45 thousand of unrealized losses out of accumulated other comprehensive loss related to maturities of available-for-sale securities into consolidated net loss in the consolidated statements of operations and comprehensive loss in Realized loss on available-for-sale securities.

Maturities of corporate bonds held as of July 31, 2022 were all due within one year.

Marketable securities in an unrealized loss position as of July 31, 2022 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. The Company believes that it is more likely than not that it will receive a full recovery of par value on the securities, although there can be no assurance that such recovery will occur.

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

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of July 31, 2022 and 2021:

	July 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Available-for-sale securities	$—	$36,698	$—	$36,698
Hedge funds	—	—	4,764	4,764
Total	$—	$36,698	$4,764	$41,462

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Hedge funds	$—	$—	$5,268	$5,268
Total	$—	$—	$5,268	$5,268

As of July 31, 2022 and 2021, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended July 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$5,268	$7,510
Liquidation of Hedge Fund Investments	—	(7,000)
Total (loss) gain included in earnings	(504)	4,758
Balance, end of period	$4,764	$5,268

Hedge funds classified as Level 3 include investments and securities which may not be based on readily observable data inputs. The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. Therefore, these assets are classified as Level 3. The Company received a $2 million and $5 million distribution of the Company’s investments in Hedge Funds in October 2020 and May 2021, respectively.

The Company holds $0.5 million in investments in securities in another entity that are not liquid, which were included in Investments - Other Pharmaceuticals in the accompanying consolidated balance sheets. The investment is accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative as defined within the guidance, and the Company recorded an impairment loss of $0 and $0.7 million for the years ended July 31, 2022 and 2021, respectively.

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

Marketable securities. The Company’s available-for-sale securities are comprised of investments in fixed income corporate bonds and are recorded in available-for-sale securities on the consolidated balance sheets. These securities are recorded at fair value using market prices at July 31, 2022. The fair value estimates for marketable securities were classified as Level 2.

Other assets and other liabilities. At July 31, 2022 and 2021, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s financial instruments include trade accounts receivable, trade accounts payable, and due from related parties. The recorded carrying amounts of trade accounts receivable, trade accounts payable and due from related parties approximate their fair value due to their short-term nature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – TRADE ACCOUNTS RECEIVABLE

Trade Accounts Receivable consisted of the following:

	July 31, 2022	July 31, 2021
	(in thousands)	(in thousands)
Trade Accounts Receivable	$196	$315
Accounts Receivable - Related Party	158	113
Less Allowance for Doubtful Accounts	(197)	(193)
Trade Accounts Receivable, net	$157	$235

NOTE 10 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 31,
	2022	2021
	(in thousands)
Building and Improvements	$2,505	$2,505
Other	68	66
	2,573	2,571
Less Accumulated Depreciation	(803)	(731)
Total	$1,770	$1,840

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense pertaining to property and equipment was approximately $0.1 million and $0.1 million for the years ended July 31, 2022 and 2021, respectively.

The Company’s headquarters are located at 520 Broad Street in Newark, New Jersey, where it occupies office space in a building owned by its subsidiary. The table above excludes the 520 Property which was classified as held-for-sale as of July 31, 2022 and 2021. Refer to Note 2 and Note 19 for further information on the 520 Property.

NOTE 11 – LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted loss per share includes potentially dilutive securities such as stock options, unvested restricted stock, warrants to purchase common stock, and other convertible instruments unless the result of inclusion would be anti-dilutive. The securities set forth below have been excluded from the calculation of diluted net loss per share for the years ended July 31, 2022 and 2021 because inclusion of all such securities would have been anti-dilutive for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	July 31,
	2022	2021
Shares issuable upon exercise of stock options	1,021,277	683,414
Shares issuable upon vesting of restricted stock	1,507,373	1,007,975
Shares issuable upon exercise of warrants to purchase Class B common stock	—	26,189
	2,528,650	1,717,578

The diluted loss per share computation equals basic loss per share for the years ended July 31, 2022 and 2021 because the Company had a net loss in all such periods and the impact of the assumed exercise of non-vested restricted shares, stock options, and warrants would have been anti-dilutive.

NOTE 12 – NOTE PAYABLE, HELD-FOR-SALE

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

The Note Payable bears interest at a rate per annum equal to seven and one-quarter percent (7.25%) from July 9, 2021, through July 31, 2021 and thereafter at an interest rate per annum equal to the 30-day LIBOR Rate, as published in The Wall Street Journal, plus 6.90% per annum, but in no event less than seven and one-quarter percent (7.25%) per annum. The Note Payable is due on August 1, 2022, subject to the Company’s option to extend the maturity date until August 1, 2023 for a fee equal to three-quarters of one percent (0.75%) of the Note Payable.

The Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Loan Agreement, including covenants and restrictions that, among other things, restrict the Borrower’s ability to incur liens, or transfer, lease or sell the collateral as defined in the Loan Agreement. A failure to comply with these covenants could permit the Lender to declare the Borrower’s obligations under the Loan Agreement, together with accrued interest and fees, to be immediately due and payable. The Company is in compliance with the covenants in the Loan Agreement as of July 31, 2022. The Company extended the maturity date to November 1, 2022 and paid an extension fee of $37,500 on July 29, 2022.

Interest expense under the Note Payable, which is recognized in loss on discontinued operations, amounted to $1.2 million and $64 thousand for the years ended July 31, 2022 and 2021, respectively.

Unamortized debt issuance costs on the Note Payable totaled $0 as of July 31, 2022. Amortization of the debt discount on the Note Payable totaled approximately $472 thousand and $28 thousand for the years ended July 31, 2022 and 2021, respectively.

Refer to Note 19 for further details on the subsequent sale of the 520 Property.

NOTE 13 – RELATED PARTY TRANSACTIONS

IDT Corporation

The Company has historically maintained an intercompany balance due to/from related parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT Corporation, or IDT, and payroll costs for the Company’s personnel that were paid by IDT. The Company also receives rental income from IDT and various companies under common control with IDT. The Company recorded expense of approximately $343 thousand and $322 thousand in related party services to IDT for the years ended July 31, 2022 and 2021, respectively, of which approximately $69 thousand and $136 thousand is included in Due to Related Parties at July 31, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IDT leases approximately 80,000 square feet of office space plus parking at 520 Broad Street, Newark, New Jersey and approximately 3,600 square feet of office space in Jerusalem, Israel. The Company invoiced IDT approximately $2.1 million, of which approximately $2.0 million is included in discontinued operations and $1.8 million, of which approximately $1.7 million is included in discontinued operations for office rent and parking during the years ended July 31, 2022 and 2021, respectively. As of July 31, 2022 and 2021, IDT owed the Company approximately $157 thousand and $168 thousand, respectively, for office rent and parking presented in trade accounts receivable within the consolidated balance sheet.

During the year ended July 31, 2021, IDT exercised 43,649 warrants to purchase shares of Class B Common Stock.

Cornerstone Pharmaceuticals

The Company had provided Cornerstone Pharmaceuticals with administrative, finance, accounting, tax and legal services. Howard S. Jonas currently serves on the Board of Directors of Cornerstone Pharmaceuticals and owns an equity interest in Cornerstone Pharmaceuticals. The Company billed Cornerstone Pharmaceuticals $120 thousand and $480 thousand for the years ended July 31, 2022 and 2021, respectively. As of July 31, 2022 and 2021, Cornerstone Pharmaceuticals owed the Company $720 thousand, for which a full allowance for uncollectibility has been recorded, and $600 thousand, respectively, included in Due from Cornerstone Pharmaceuticals.

Due to the Data Events, in the year ended July 31, 2022, the balance owed to the Company by Cornerstone Pharmaceuticals as of July 31, 2022, was fully reserved, resulting in a loss on related party receivable of $720 thousand (See Note 3).

Pharma Holdings

On January 28, 2021, Pharma Holdings partially exercised the Warrant and purchased 7.3 million shares of Cornerstone Pharmaceuticals’ Series D Preferred Stock for $9.1 million, of which $0.9 million was contributed by the holder of a minority interest in Pharma Holdings.

Related Party Rental Income

The Company leases space to related parties (including IDT Corporation - see above) which represented approximately 58% and 65% for the years ended July 31, 2022 and 2021, respectively, which includes discontinued operations related party rental income pertaining to the 520 Property. The portion of related party rental income pertaining to the 520 Property has been classified in discontinued operations on the consolidated statements of operations and comprehensive loss for the years ended July 31, 2022 and 2021. See Note 18 for future minimum rent payments from related parties and other tenants.

Investment in Altira

In May 2020, the Company acquired a membership interest of 33.333% in Altira, a related party. In December 2020, the Company acquired an additional 33.333% membership interest in Altira, for an aggregate of a 66.666% membership interest (see Note 4).

RP Finance

For the years ended July 31, 2022 and 2021, respectively, the Company recognized a loss of $575 thousand and earnings of $383 thousand in income from its ownership interests of 37.5% in RP Finance, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Howard Jonas, Chairman of the Board and Former Chief Executive Officer

In December 2020, two entities, on whose Boards of Directors Howard Jonas, the Company’s Chairman of the Board and former Chief Executive Officer serves, each purchased 218,245 shares of Class B common stock for consideration of $5 million each. In connection with the purchases, each purchaser was granted warrants (the “Issued Warrants”) to purchase twenty percent (20%) of the shares of Class B common stock purchased by such purchaser. The Issued Warrants have an exercise price of $22.91 per share and expired on June 6, 2022. The Issued Warrants were not exercised. The shares and Issued Warrants were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 22, 2022, the Company entered into a Stock Purchase Agreement (the “I9 SPA”) with I9 Plus, LLC. On July 6, 2022, pursuant to the I9 SPA, the Company sold 3,225,806 shares of the Company’s Class B common stock to I9 Plus, LLC at a price per share of $1.86 and an aggregate sale price of $6 million.

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

NOTE 14 – INCOME TAXES

At July 31, 2022, the Company has federal net operating loss (“NOL”) carryforwards from domestic operations of approximately $54.9 million, to offset future taxable income. The Company has state NOLs of $35.7 million. The Company has NOLs from foreign operations of $4.9 million. As part of the Tax Act, federal NOLs generated in 2018 and later are not subject to an expiration period and are available to offset 80% of taxable income in the year in which they are utilized. The federal NOL carryforwards generated prior to 2018 will begin to expire in 2026. The state NOLs will begin to expire in 2038 and foreign NOLs do not expire.

The components of loss from continuing operations before income taxes are as follows:

	For the Years Ended July 31,
	2022	2021
	(in thousands)
Domestic	$(137,978)	$(22,546)
Foreign	(1,994)	(880)
Loss before income taxes	$(139,972)	$(23,426)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Provision for) benefit from income taxes as presented in the consolidated statements of operations and comprehensive loss consisted of the following:

	For the Year Ended July 31,
	2022	2021
	(in thousands)
Current:
Foreign	$—	$(19)
Federal	—	—
State	—	1
Total current expense	—	(18)
Deferred:
Foreign	—	—
Federal	—	—
State	—	—
Total deferred expense	—	—
Provision for income taxes	$—	$(18)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes are reported as follows:

	At July 31,
	2022	2021
	(in thousands)
U.S. federal income tax at statutory rate	$29,514	$4,952
State income tax	8,752	1,571
Valuation allowance	(35,001)	(6,560)
Foreign tax rate differential	459	203
Tax law change	—	—
Permanent differences	(3,632)	—
Rate change	—	—
Other	(92)	(184)
Provision for income taxes	$—	$(18)

The Company has not recorded U.S. income tax expense for foreign earnings because it has not generated any foreign earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	At July 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$15,170	$12,495
Unrealized gain/loss	31,850	968
Depreciation	1	—
Reserves and accruals	236	—
Stock-based compensation	1,839	2,096
Gross deferred tax assets	49,096	15,559
Less valuation allowance	(49,096)	(15,559)
Total deferred tax assets	—	—
Total deferred tax liabilities	—	—
Deferred tax assets, net	$—	$—

NOTE 15 – BUSINESS SEGMENT INFORMATION

The Company conducts business as two operating segments, Healthcare and Real Estate. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s CEO and the chief operating decision-maker.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Healthcare segment based primarily on research and development efforts and results of clinical trials and the Real Estate segment based primarily on results of operations. All investments in Cornerstone Pharmaceuticals and assets and expenses associated with LipoMedix, Barer, Farber, and Rafael Medical Devices are tracked separately in the Healthcare segment.

The Healthcare segment is comprised of preferred and common equity interests and the Warrant to purchase equity interests in Cornerstone Pharmaceuticals, a majority equity interest in LipoMedix, Barer, Farber, and Rafael Medical Devices. To date, the Healthcare segment has not generated any revenues.

The Real Estate segment consists of the Company’s real estate holdings, comprised of a portion of a commercial building in Israel.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating results for the business segments of the Company are as follows:

(in thousands)	Healthcare	Real Estate	Total
Year Ended July 31, 2022
Revenues	$—	$410	$410
(Loss) income from operations	(60,658)	181	(60,477)
(Loss) income from continuing operations before income taxes	(140,153)	181	(139,972)

Year Ended July 31, 2021
Revenues	$—	$802	$802
(Loss) income from operations	(28,811)	612	(28,199)
(Loss) income from continuing operations before income taxes	(24,787)	1,361	(23,426)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Year Ended July 31,	2022	2021
Revenue from tenants located in Israel	7%	7%

Net long-lived assets and total assets held outside of the United States, which are located in Israel, were as follows:

(in thousands)	United States	Israel	Total
July 31, 2022
Long-lived assets, net	$305	$1,465	$1,770
Total assets	114,053	4,267	118,320

July 31, 2021
Long-lived assets, net	$306	$1,534	$1,840
Total assets	150,847	3,208	154,055

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

On August 19, 2021, the Company entered into a Securities Purchase Agreement (the “Institutional Purchase Agreement”) with Institutional Investors and a Securities Purchase Agreement with I9Plus, LLC, (the “Jonas Purchase Agreement”), an entity affiliated with Howard S. Jonas, the Chairman of the Board of Directors of the Company. On August 24, 2021, the Company issued 2,833,425 shares of Class B common stock (the “Institutional Shares”), par value $0.01 per share, to the Institutional Investors, at a purchase price equal to $35.00 per share, for aggregate gross proceeds of approximately $99.2 million, before deducting placement agent fees and other offering expenses. Additionally, pursuant to the Jonas Purchase Agreement, the Company issued 112,501 shares of Class B common stock to I9Plus, LLC, at a purchase price equal to $44.42 per share, which was equal to the closing price of a share of the Class B common stock on the New York Stock Exchange on August 19, 2021 (the “Jonas Offering”). The Jonas Offering resulted in additional aggregate gross proceeds of approximately $5.0 million. The total net proceeds from the issuance of shares was $98.0 million after deducting transaction costs of $6.2 million.

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

On January 19, 2022, the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan, and no new grants were awarded under the 2018 Equity Incentive Plan as of January 19, 2022. Existing grants under the 2018 Equity Incentive Plan will not be impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants, and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 1,919,025 shares. During the year ended July 31, 2022, 1,533,311 restricted shares and 237,761 options were issued pursuant to the 2021 Plan, respectively. As of July 31, 2022, there were 229,697 shares still available for issuance under the 2021 Plan.

On February 15, 2022, the Company filed a Registration Statement on Form S-3 (as amended on March 2, 2022) registering the resale by institutional investors (the “Institutional Investors”) of the shares purchased by them. The Registration Statement was declared effective on March 7, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 22, 2022, the Company entered into a Stock Purchase Agreement (the “I9 SPA”) with I9 Plus. On July 6, 2022, pursuant to the I9 SPA, the Company sold 3,225,806 shares of the Company’s Class B common stock to I9 Plus at a price per share of $1.86 and an aggregate sale price of $6 million, presented in common stock sold to related party within the statement of stockholders’ equity. The price per share was calculated to be the greater of (1) the volume weighted average price for the Class B common stock on the New York Stock Exchange for the five trading days ending on June 21, 2022 (which were the five trading days beginning with the first full trading day following the date that the transaction was approved by the Board of Directors of the Company, and its Corporate Governance Committee which consists solely of independent members of the Board) and (2) the closing price of the Class B common stock on June 21, 2022 (the trading day immediately preceding the date of the I9 SPA to ensure that the sale price was not below the Minimum Price under NYSE Rule 312.03(b)). The shares were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2020	580,874	$4.90	2.65	$2,846
Granted	118,409	40.85	—	—
Exercised	(14,546)	4.90	—	—
Cancelled / Forfeited	(1,323)	4.90	—	—
Outstanding at July 31, 2021	683,414	$11.13	3.05	$26,982
Granted	518,304	20.54	9.25	—
Cancelled / Forfeited	(180,441)	—	—	—
Outstanding at July 31, 2022	1,021,277	$12.11	4.47	$—
Exercisable at July 31, 2022	594,607	$6.69	1.06	$—

At July 31, 2022, there are unrecognized compensation costs related to non-vested stock options of $4.1 million, which are expected to be recognized over the next 4.2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vesting terms of options granted to two executive team members during the year ended July 31, 2022 were modified to extend the vesting period by one year. This was accounted for as a modification, and no incremental compensation cost was recorded as the amount is nominal.

The value of option grants is calculated using the Black-Scholes option pricing model with the following assumptions for options granted during the years ended July 31, 2022 and 2021:

	July 31, 2022	July 31, 2021
Risk-free interest rate	0.67% - 1.7%	1%
Expected term (in years)	6.04 - 6.11	6.04
Expected volatility	75% - 93%	75%
Expected dividend yield	—%	—%

The weighted-average grant date fair value of stock options granted during the years ended July 31, 2022 and 2021 was $3.29 and $23.49, respectively.

Rafael Medical Devices, Inc. Stock Options

The Rafael Medical Devices, Inc. 2022 Equity Incentive Plan (the “RMD 2022 Plan”) was created and adopted by the Company in May 2022. The RMD 2022 Plan allows for the issuance of up to 10,000 shares of Class B common stock of Rafael Medical Devices which may be awarded in the form of incentive stock options or restricted shares. There are 4,734 shares available for issuance under the RMD 2022 Plan as of July 31, 2022.

The fair value of Rafael Medical Devices, Inc. common stock was estimated for financial reporting purposes based on a valuation of $4.02 per share as of January 31, 2022. To determine the fair value of the common stock, the Company first determined an enterprise value using accepted valuation approaches; adjusted these valuation approaches with relevant discounts and then allocated the equity value to the common stock and common stock equivalents on a fully diluted basis. The enterprise value was estimated using the generally accepted income approach. The income approach estimates enterprise value based on the estimated present value of future cash flows the business is expected to generate over its remaining life. The estimated present value is calculated using a discount rate reflective of the risks associated with an investment in a similar company in a similar industry or having a similar history of revenue growth. The Company then subtracted the net non-operating assets and applied a discount for lack of marketability to determine equity fair value.

A summary of stock option activity for Rafael Medical Devices, Inc. is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2021	—	$—	—	$—
Granted	5,266	3.82	9.76	—
Outstanding at July 31, 2022	5,266	$3.82	9.76	—
Exercisable at July 31, 2022	1,316	$3.82	9.76	$—

At July 31, 2022, there are unrecognized compensation costs related to non-vested stock options of $11 thousand, which are expected to be recognized over the next 2.44 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The value of option grants is calculated using the Black-Scholes option pricing model with the following assumptions for options granted during the year ended July 31, 2022:

Risk-free interest rate	3.0%
Expected term (in years)	5.63
Expected volatility	97.0%
Expected dividend yield	—%

The weighted-average grant date fair value of stock options granted during the year ended July 31, 2022, was $3.12.

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

On February 1, 2022, the Company issued 986,835 shares of Class B restricted stock to two members of the executive team. Approximately 24% of the restricted shares vest in December 2022, with the remaining shares vesting ratably each quarter through December 2025.

On June 14, 2022, the Company issued 452,130 shares of Class B restricted stock to Howard S. Jonas.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2020	123,104	$10.80
Granted	956,317	48.34
Vested	(69,347)	(10.76)
Cancelled / Forfeited	(2,099)	(13.54)
Outstanding at July 31, 2021	1,007,975	$46.77
Granted	1,533,311	4.24
Vested	(90,608)	16.86
Cancelled / Forfeited	(943,305)	(48.50)
Non-vested shares at July 31, 2022	1,507,373	$4.22

At July 31, 2022, there was $4.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 3.25 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 21, 2021, Ameet Mallik resigned as Chief Executive Officer of the Company, effective January 31, 2022. In connection with his resignation, there was a material forfeiture of the former CEO’s Class B restricted shares, resulting in a reversal of approximately $19.0 million in stock-based compensation expense that was previously recorded to selling, general and administrative expense. Additionally, pursuant to the terms of his employment agreement, the Company paid $5.0 million relating to his severance payout, which is included in selling, general and administrative expense on the consolidated statement of operations and comprehensive loss for the year ended July 31, 2022.

A summary of the stock-based compensation expense for the Company’s equity incentive plans is presented below:

	Year Ended July 31,
	2022	2021
	(in thousands)
Selling, general and administrative	$17,270	$6,110
Research and development	791	523
Forfeiture of RSUs within selling, general and administrative	(18,978)	—
Net stock-based compensation (credit) expense	$(917)	$6,633

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

Equity-classified Warrants

In connection with the SPA entered into on December 7, 2020, each purchaser was granted warrants to purchase twenty percent (20%) of the shares of Class B common stock purchased by such purchaser. The Company issued warrants to purchase 113,487 shares of Class B common stock to the purchasers. The warrants are exercisable at a per share exercise price of $22.91, and are exercisable at any time on or after December 7, 2020 through June 6, 2022. The Company determined that these warrants are equity-classified.

During fiscal 2021, IDT and Genie each exercised 43,649 warrants, resulting in a total of 87,298 shares of Class B common stock issued for proceeds of approximately $2 million.

On June 6, 2022, the Company’s outstanding warrants to purchase 26,189 shares of common stock at an exercise price of $22.91 per share expired. There were no exercises of warrants during the year ended July 31, 2022. At July 31, 2022, the Company had no outstanding warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – LEASES

The Company is the lessor of certain properties which are leased to tenants under net operating leases with initial term expiration dates ranging from 2021 to 2029. Lease income included on the consolidated statements of operations and comprehensive loss was $0.3 million and $0.3 million for the years ended July 31, 2022 and 2021, respectively. During the years ended July 31, 2022 and 2021, approximately $212 thousand and $37 thousand, respectively, of real estate property taxes are included in rental income.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of July 31, 2022, under non-cancellable operating leases which expire on various dates through 2025 are as follows:

Year ending July 31,	Related Parties	Other	Total
	(in thousands)
2023	$75	$—	$75
2024	77	—	77
2025	78	—	78
Thereafter	—	—	—
Total Minimum Future Rental Income	$230	$—	$230

The Company has related party leases that expire in April 2025 for (i) an aggregate of 88,631 square feet, which includes two parking spots per thousand square feet of space leased at 520 Broad Street, Newark, New Jersey, and (ii) 3,595 square feet in Israel. The annual rent is approximately $2.0 million in the aggregate. The related parties have the right to terminate the domestic leases upon four months’ notice, and upon early termination will pay a termination penalty equal to 25% of the portion of the rent due over the course of the remaining term. A related party has the right to terminate the Israeli lease upon four months’ notice. IDT has the right to lease an additional 50,000 square feet, in 25,000-foot increments, in the building located at 520 Broad Street, Newark, New Jersey on the same terms as their base lease, and other rights should 25,000 square feet or less remain available to lessees in the building. Upon expiration of the lease, related parties have the right to renew the leases for another five years. The minimum future rental income pertaining to the 520 Property has been excluded from the table above as they have been classified as held-for-sale for the years ended July 31, 2022 and 2021.

NOTE 19 – SUBSEQUENT EVENTS

Sale of the 520 Property

On August 22, 2022, Broad Atlantic Associate LLC, a wholly-owned subsidiary of the Company, completed the sale of the 520 Property for a purchase price of $49.4 million. The 520 Property served as the Company’s headquarters and has several other tenants.

The 520 Property was encumbered by a mortgage securing a $15 million loan which was paid off in this transaction. After repaying the loan, and paying commissions, taxes, and other related costs, the Company received a net amount of approximately $33 million at closing.