Form 10-Q
period 2022-10-31
Rafael Holdings, Inc.
filed 2022-12-13
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of December 9, 2022 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	23,685,491 shares

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	October 31, 2022	July 31, 2022
ASSETS		Note 2
CURRENT ASSETS
Cash and cash equivalents	$22,173	$26,537
Restricted cash	660	—
Available-for-sale securities	71,014	36,698
Interest receivable	171	140
Trade accounts receivable, net of allowance for doubtful accounts of $242 and $197 at October 31, 2022 and July 31, 2022, respectively	135	157
Prepaid expenses and other current assets	768	4,621
Assets held-for-sale	—	40,194
Total current assets	94,921	108,347

Property and equipment, net	1,751	1,770
Investments – Other Pharmaceuticals	321	477
Investments – Hedge Funds	4,637	4,764
In-process research and development and patents	1,575	1,575
Other assets	11	1,387
TOTAL ASSETS	$103,216	$118,320

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,394	$564
Accrued expenses	1,602	1,875
Other current liabilities	166	3,518
Due to related parties	44	69
Note payable, net of debt issuance costs, held-for-sale	—	15,000
Total current liabilities	3,206	21,026

Other liabilities	44	88
TOTAL LIABILITIES	3,250	21,114

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of October 31, 2022 and July 31, 2022, respectively	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 23,712,449 issued and 23,685,036 outstanding as of October 31, 2022, and 23,712,449 issued and 23,687,964 outstanding as of July 31, 2022	237	237
Additional paid-in capital	263,197	262,023
Accumulated deficit	(163,865)	(165,457)
Accumulated other comprehensive gain (loss) related to unrealized gain (loss) on available-for-sale securities	40	(63)
Accumulated other comprehensive income related to foreign currency translation adjustment	3,757	3,767
Total equity attributable to Rafael Holdings, Inc.	103,374	100,515
Noncontrolling interests	(3,408)	(3,309)
TOTAL EQUITY	99,966	97,206
TOTAL LIABILITIES AND EQUITY	$103,216	$118,320

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except share and per share data)

	Three Months Ended October 31,
	2022	2021
REVENUE		Note 2
Rental – Third Party	$43	$44
Rental – Related Party	27	27
Other – Related Party	—	120
Total revenue	70	191

COSTS AND EXPENSES
General and administrative	3,109	12,274
Research and development	2,081	2,153
Depreciation and amortization	22	19
Provision for loss on receivable from Cornerstone Pharmaceuticals pursuant to line of credit	—	25,000
Provision for losses on related party receivables	—	10,283
Loss from operations	(5,142)	(49,538)

Interest expense	—	(13)
Interest income	208	188
Impairment of investments - Other Pharmaceuticals	(156)	—
Impairment of cost method investment - Cornerstone Pharmaceuticals	—	(79,141)
Realized gain on available-for-sale securities	15	—
Unrealized (loss) gain on investments - Hedge Funds	(127)	211
Loss from continuing operations before income taxes	(5,202)	(128,293)
Provision for income taxes	(5)	—
Equity in loss of RP Finance	—	(575)
Consolidated net loss from continuing operations	(5,207)	(128,868)

Discontinued Operations (Note 3)
Loss from discontinued operations related to 520 Property	(84)	(543)
Gain on disposal of 520 Property	6,784	—
Income (loss) from discontinued operations	6,700	(543)

Consolidated net income (loss)	1,493	(129,411)
Net loss attributable to noncontrolling interests	(99)	(17,387)
Net income (loss) attributable to Rafael Holdings, Inc.	$1,592	$(112,024)

OTHER COMPREHENSIVE INCOME (LOSS)
Consolidated net income (loss)	$1,493	$(129,411)
Unrealized gain on available-for-sale securities	103	—
Foreign currency translation adjustment	(10)	9
Total comprehensive income (loss)	1,586	(129,402)
Comprehensive (loss) income attributable to noncontrolling interests	(99)	36
Total comprehensive income (loss) attributable to Rafael Holdings, Inc.	$1,685	$(129,438)

Earnings (loss) per share attributable to common shareholders
Basic and diluted:
Continuing operations	$(0.22)	$(5.88)
Discontinued operations	0.29	(0.03)
Total basic and diluted earnings (loss) per share	$0.07	$(5.91)

Weighted average number of shares used in calculation of earnings (loss) per share
Basic and diluted	23,015,443	18,948,084

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended October 31, 2022
	Common Stock, Series A		Common Stock, Series B		Additional paid-in-	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Equity
Balance at August 1, 2022	787,163	$8	23,687,964	$237	$262,023	$(165,457)	$3,704	$(3,309)	$97,206
Net income for the three months ended October 31, 2022	—	—	—	—	—	1,592	—	(99)	1,493
Stock-based compensation	—	—	—	—	1,180	—	—	—	1,180
Shares withheld for payroll taxes	—	—	(2,928)	—	(6)	—	—	—	(6)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	103	—	103
Foreign currency translation adjustment	—	—	—	—	—	—	(10)	—	(10)
Balance at October 31, 2022	787,163	$8	23,685,036	$237	$263,197	$(163,865)	$3,797	$(3,408)	$99,966

	Three Months Ended October 31, 2021
	Common Stock, Series A		Common Stock, Series B		Additional paid-in-	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Equity
Balance at August 1, 2021	787,163	$8	16,936,864	$169	$159,136	$(40,799)	$3,772	$14,418	$136,704
Net loss for the three months ended October 31, 2021	—	—	—	—	—	(112,024)	—	(17,387)	(129,411)
Stock-based compensation	—	—	—	—	7,851	—	—	—	7,851
Common stock sold to investors	—	—	2,833,425	28	99,142	—	—	—	99,170
Transaction costs incurred in connection with sale of common stock	—	—	—	—	(6,228)				(6,228)
Common stock sold to related party	—	—	112,501	1	4,996	—	—	—	4,997
Shares withheld for payroll taxes	—	—	(571)	—	(30)	—	—	—	(30)
Foreign currency translation adjustment	—	—	—	—	—	—	9	—	9
Balance at October 31, 2021	787,163	$8	19,882,219	$198	$264,867	$(152,823)	$3,781	$(2,969)	$113,062

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended October 31,
	2022	2021
Operating activities
Consolidated net income (loss)	$1,493	$(129,411)
Less: Income (loss) from discontinued operations	6,700	(543)
Loss from continuing operations	(5,207)	(128,868)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities
Depreciation and amortization	22	19
Net unrealized loss (gain) on investments - Hedge Funds	127	(211)
Realized gain on available-for-sale securities	(15)	—
Impairment of investments - Other Pharmaceuticals	156	—
Impairment of cost method investment - Cornerstone Pharmaceuticals	—	79,141
Provision for loss on receivable from Cornerstone Pharmaceuticals pursuant to line of credit	—	25,000
Interest income	—	(188)
Equity in loss of RP Finance	—	575
Provision for losses on related party receivables	—	10,283
Provision for doubtful accounts	—	19
Stock-based compensation, net	1,180	7,851
Amortization of debt issuance costs	—	125

Change in assets and liabilities, net of effects from discontinued operations:
Trade accounts receivable	(28)	(496)
Prepaid expenses and other current assets	566	649
Other assets	(28)	54
Accounts payable and accrued expenses	1,017	48
Other current liabilities	103	(124)
Due to related parties	(25)	(84)
Due from Cornerstone Pharmaceuticals	—	(120)
Other liabilities	4	33
Net cash used in continuing operations	(2,128)	(6,294)
Net cash used in discontinued operations	(421)	(180)
Net cash used in operating activities	(2,549)	(6,474)

Investing activities
Interest receivable	(31)	—
Payment to Cornerstone Pharmaceuticals pursuant to Line of Credit	—	(25,000)
Payment to fund RP Finance Line of Credit	—	(1,875)
Purchases of available-for-sale securities	(57,119)	—
Proceeds from maturities of available-for-sale securities	22,922	—
Net cash used in investing activities of continuing operations	(34,228)	(26,875)
Proceeds from sale of 520 Property - discontinued operations	49,400	—
Payment of transaction costs for sale of 520 Property - discontinued operations	(1,229)	—
Purchases of property and equipment - discontinued operations	—	(29)
Net cash provided by (used in) investing activities of discontinued operations	48,171	(29)
Net cash provided by (used in) investing activities	13,943	(26,904)

Financing activities
Proceeds from issuance of common stock	—	104,167
Payment of transaction costs incurred in connection with sale of common stock	—	(6,228)
Payments for taxes related to shares withheld for employee taxes	(6)	(30)
Net cash (used in) provided by continuing operations	(6)	97,909
Payment of Note Payable in connection with sale of 520 Property - discontinued operations	(15,000)	—
Net cash (used in) provided by financing activities	(15,006)	97,909

Effect of exchange rate changes on cash and cash equivalents	(92)	2
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,704)	64,533
Cash and cash equivalents, and restricted cash, beginning of period	26,537	12,854
Cash and cash equivalents, and restricted cash, end of period	$22,833	$77,387

Reconciliation of cash and restricted cash
Cash and cash equivalents	$22,173	$72,387
Restricted cash	660	5,000
Total cash and cash equivalents and restricted cash shown in statement of cash flows	$22,833	$77,387

Non-cash supplemental disclosure
Transaction costs related to sale of 520 Property included in accounts payable	$43	$—

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Description of Business

Rafael Holdings, Inc. (NYSE:RFL), (“Rafael Holdings”, “we” or the “Company”), a Delaware corporation, is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including an investment in Cornerstone Pharmaceuticals, Inc., formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, the activities of the Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and Rafael Medical Devices, Inc. (“Rafael Medical Devices” and together with the Pharmaceutical Companies, the “Healthcare Companies”), a wholly-owned orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. The Company’s primary focus to date has been to invest in and fund, discover and develop novel cancer therapies, and we further seek to expand our portfolio through opportunistic investments in therapeutics which address high unmet medical needs including through acquisitions, strategic investments, or in-licensing assets.

Historically, the Company owned multiple real estate assets. In 2020, the Company sold an office building located in Piscataway, New Jersey and, on August 22, 2022, the Company sold the building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and several tenants and an associated public garage (the “520 Property”). Refer to Note 3 for further details. Currently, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining real estate asset.

The Company has debt and equity investments in Cornerstone Pharmaceuticals, formerly known as Rafael Pharmaceuticals Inc., or Rafael Pharmaceuticals, that includes preferred and common equity interests and a warrant to purchase additional equity. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Cornerstone Pharmaceuticals in exchange for issuing Company Class B common stock to the other stockholders of Cornerstone Pharmaceuticals. On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Cornerstone Pharmaceuticals’ lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas. In addition, following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In connection with the preparation of the Company’s first quarter financial statements, accounting principles generally accepted in the United States of America (“U.S. GAAP”) required that the Company assess the impact of the Data Events and determine whether the carrying values of the Company’s assets were impaired based upon the Company’s expectations to realize future value. In light of the Data Events, the Company concluded that the likelihood of further development of and prospects for CPI-613 is uncertain and fully impaired in the first quarter ended October 31, 2021 the value of its loans, receivables, and investment in Cornerstone Pharmaceuticals based upon its valuation of Cornerstone Pharmaceuticals. On February 2, 2022, the Company terminated the Merger Agreement with Cornerstone Pharmaceuticals, effective immediately, in accordance with its terms. Subsequently, on February 2, 2022, the Company withdrew its Registration Statement on Form S-4 related to the proposed Merger.

In 2019, the Company established Barer, a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer has been comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at the Barer Institute.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

All majority-owned subsidiaries are consolidated with all intercompany transactions and balances eliminated in consolidation. In addition to Rafael Holdings, Inc., the subsidiaries included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Rafael Holdings, Inc.	United States – Delaware	100%
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100	%*
The Barer Institute, LLC	United States – Delaware	100	%*
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, LLC	United States – Delaware	100%
Levco Pharmaceuticals Ltd.	Israel	95	%***
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90%
LipoMedix Pharmaceuticals Ltd.	Israel	84%
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC	United States – Delaware	45	%**

*	In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities.

**	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership in Pharma Holdings, LLC and, therefore, an effective 45% interest in CS Pharma Holdings, LLC. The Company, along with CS Pharma and Pharma Holdings, collectively own securities representing 51% of the outstanding capital stock of Cornerstone Pharmaceuticals and 42% of the capital stock on a fully diluted basis (excluding the remainder of the Warrant). Refer to Note 4 for further details.

***	During Fiscal 2022, the Company discontinued further material investment in Levco.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal year 2022 refers to the fiscal year ended July 31, 2022).

Operating results for the three months ended October 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2023. The balance sheet at July 31, 2022 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2022, or the 2022 Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Liquidity

As of October 31, 2022, the Company had cash and cash equivalents of $22.2 million, available-for-sale securities valued at $71.0 million, and an investment in hedge funds valued at $4.6 million. On August 22, 2022, the Company received net proceeds of approximately $33 million in connection with the sale of the 520 Property (see Note 3 for further details). The Company expects the balance of cash and cash equivalents, available-for-sale securities, and investment in hedge funds to be sufficient to meet our obligations for at least the next 12 months from the issuance of these consolidated financial statements.

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

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the companies in which we have investments, financial condition, and results of operations. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the Russian – Ukraine war on our business and the companies in which we have invested.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited. For the three months ended October 31, 2022, including revenue from discontinued operations, related parties represented 44% of the Company’s revenue, and as of October 31, 2022, one customer represented 67% of the Company’s accounts receivable balance. For the three months ended October 31, 2021, related parties represented 63% of the Company’s revenue, and as of October 31, 2021, two customers, one of which is a related party, represented 71% and 14% of the Company’s accounts receivable balance, respectively.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash represented escrow funds held in bank accounts owned by the Company to be used to secure a letter of credit for a tenant in connection with the sale of the 520 Property. The Company did not have the right to use this cash balance for any other purpose.

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

Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for in accordance with ASC 321, Investments - Equity Securities. Investments without readily determinable fair values are accounted for using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company periodically evaluates its investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in the accompanying consolidated statements of operations and comprehensive income (loss), and a new basis in the investment is established.

Investments - Hedge Funds

The Company accounts for its investments in hedge funds in accordance with ASC 321, Investments – Equity Securities. Unrealized gains and losses resulting from the change in fair value of these securities is included in unrealized (loss) gain on investments – Hedge Funds in the consolidated statements of operations and comprehensive income (loss).

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Corporate Bonds and US Treasury Bills

The Company’s marketable securities are considered to be available-for-sale as defined under ASC 320, Investments - Debt and Equity Securities, and are recorded at fair value. Unrealized gains or losses are included in accumulated other comprehensive income. Realized gains or losses are released from accumulated other comprehensive income and into earnings on the consolidated statements of operations and comprehensive income (loss).

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

Cost Method Investments - The Company has determined that Cornerstone Pharmaceuticals (see Note 4) is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cornerstone Pharmaceuticals that most significantly impact Cornerstone Pharmaceuticals’ economic performance. Due to the Data Events on October 28, 2021, the Company recorded an impairment related to the cost method investment in Cornerstone Pharmaceuticals during the three months ended October 31, 2021, and did not report a balance in this investment as of October 31, 2022.

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

Assets Held-for-Sale and Discontinued Operations

The Company classifies assets as held-for-sale if all held-for-sale criteria is met pursuant to ASC 360-10, Property, Plant and Equipment. Criteria include management commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets classified as held-for-sale are not depreciated and are measured at the lower of their carrying amount or fair value less cost to sell. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held-for-sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group.

Strategic changes in the Company’s operations can be considered a discontinued operation if both the operations and cash flows of the discontinued component have been (or will be) eliminated from the ongoing operations of the Company and the Company will not have any significant continuing involvement in the operations of the discontinued component after the disposal transaction. The results of the discontinued operations shall be reflected as a discontinued operation on the consolidated statements of operations and comprehensive income (loss) and prior periods shall be recast to reflect the earnings from discontinued operations. As a result of the agreement to sell the 520 Property, the accompanying consolidated financial statements reflect the activity related to the sale of the 520 Property as discontinued operations. The Company determined that the 520 Property met the held-for-sale and discontinued operations criteria as of July 1, 2022, and was disposed of during the three months ended October 31, 2022. See Note 3 to the consolidated financial statements for additional information regarding the results, major classes of assets and liabilities, significant non-cash operating items, and capital expenditures of discontinued operations.

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

The Company disaggregates its revenue by source within its consolidated statements of operations and comprehensive income (loss). As an owner and operator of real estate, the Company derives the majority of its revenue from leasing office and parking space to tenants at its properties. In addition, the Company earns revenue from recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs. Revenue from recoveries from tenants is recorded together with rental income on the consolidated statements of operations and comprehensive income (loss) which is also consistent with the guidance under ASC 842, Leases.

The revenue derived from the 520 Property, which included leasing office and parking space to the tenants, is presented within discontinued operations in the consolidated statements of operations and comprehensive income (loss).

Contractual rental revenue is reported on a straight-line basis over the terms of the respective leases. Accrued rental income, included within other assets on the consolidated balance sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.

The Company also earned revenue from parking which was derived primarily from monthly and transient daily parking. The monthly and transient daily parking revenue falls within the scope of ASC 606 and was accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied, consistent with the Company’s previous accounting.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the provisions of ASC 718, Stock-Based Compensation, which requires the recognition of the fair value of stock-based compensation. Stock-based compensation is estimated at the grant date based on the fair value of the awards. The Company accounts for forfeitures as they occur. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in general and administrative expense and research and development expense in the consolidated statements of operations and comprehensive income (loss).

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted loss per share is determined in the same manner as basic loss per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase would be anti-dilutive. The Company uses income from continuing operations as the “control number” or benchmark to determine whether potential common shares are dilutive or anti-dilutive for purposes of reporting earnings (loss) per share for discontinued operations.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and will be applied as a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and intends to adopt the standard on August 1, 2023.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS

On July 1, 2022, the Company determined that the 520 Property met the held-for-sale criteria and the Company has therefore classified the 520 Property as held-for-sale in the consolidated balance sheets at July 31, 2022. The sale of the 520 Property also represents a significant strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the Company has classified the results of operations related to the 520 Property as discontinued operations in the consolidated statements of operations and comprehensive income (loss). Depreciation on the 520 Property ceased on July 1, 2022, as a result of the 520 Property being classified as held-for-sale.

On August 22, 2022, Broad Atlantic Associates, LLC, a wholly-owned subsidiary of the Company, completed the sale of the 520 Property for an aggregate purchase price of $49.4 million.

The 520 Property was encumbered by a mortgage securing a $15 million note payable which was paid off in this transaction. Refer to Note 12 for further information on the note payable. After repaying the note payable, commissions, taxes, and other related costs, the Company received a net cash amount of approximately $33 million at closing.

The carrying value of major classes of assets and liabilities related to discontinued operations at July 31, 2022 was as follows ($ in thousands):

As of July 31, 2022
Current assets held-for-sale
Building and Improvements	$45,437
Land	10,412
Furniture and Fixtures	1,145
Other	205
Property and equipment	57,199
Less Accumulated Depreciation	(17,005)
Property and equipment, net	40,194

Total current assets held-for-sale	40,194
Total assets held-for-sale	$40,194

Current liabilities held-for-sale
Total current liabilities	$15,000

The current portion of deferred rental income included in Prepaid Expenses and Other Current Assets was approximately $0 thousand and $150 thousand as of October 31, 2022 and July 31, 2022, respectively. The noncurrent portion of deferred rental income included in Other Assets was approximately $0 million and $1.3 million as of October 31, 2022 and July 31, 2022, respectively. The deferred rental income pertains to the 520 Property and was settled at the date of the sale of the 520 Property with the other working capital accounts of 520 Broad Street.

Discontinued operations includes (i) rental and parking revenues, (ii) payroll, benefits, facility costs, real estate taxes, consulting and professional fees dedicated to the 520 Property, (iii) depreciation and amortization expenses and (iv) interest (including amortization of debt issuance costs) on the note payable on the 520 Property. The operating results of these items are presented in our consolidated statements of operations and comprehensive income (loss) as discontinued operations for all periods presented.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table details the components comprising net loss from our discontinued operations ($ in thousands):

	Three Months Ended October 31,
	2022	2021
Revenue from discontinued operations:
Rental – Third Party	$68	$152
Rental – Related Party	115	493
Parking	66	190
Total revenue from discontinued operations	249	835

Costs and expenses from discontinued operations:
General and administrative	246	618
Depreciation and amortization	—	363
Income (loss) from discontinued operations	3	(146)

Interest expense	(87)	(397)
Loss from discontinued operations	(84)	(543)
Gain on disposal of discontinued operations	6,784	—
Income (loss) from discontinued operations	$6,700	$(543)

The gain on disposal of discontinued operations of approximately $6.8 million was derived from the gross proceeds of approximately $49.4 million from the sale of the 520 Property, less the carrying value of the 520 Property of approximately $40.2 million, net of approximately $1.2 million in transaction costs and the write off of approximately $1.2 million of deferred rental income.

NOTE 4 – INVESTMENT IN CORNERSTONE PHARMACEUTICALS

Equity Investment in Cornerstone Pharmaceuticals and Impairment of Cost Method Investment

Cornerstone Pharmaceuticals is a clinical stage, cancer metabolism-based therapeutics company focused on the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells.

The Company owns debt and equity interests and rights in Cornerstone Pharmaceuticals through a 90%-owned non-operating subsidiary, Pharma Holdings, LLC, or Pharma Holdings.

Pharma Holdings owns 50% of CS Pharma Holdings, LLC, or CS Pharma, a non-operating entity that owns equity interests in Cornerstone Pharmaceuticals. Accordingly, the Company holds an effective 45% indirect interest in the assets held by CS Pharma.

A trust for the benefit of the children of Howard Jonas (Chairman of the Board and Executive Chairman and former Chief Executive Officer of the Company and Member of the Board of Cornerstone Pharmaceuticals) holds a financial instrument (the “Instrument”) that owns 10% of Pharma Holdings.

Pharma Holdings holds 44.0 million shares of Cornerstone Pharmaceuticals’ Series D Convertible Preferred Stock and a warrant to increase the combined ownership of Pharma Holdings and CS Pharma to up to 56% of the fully diluted equity interests in Cornerstone Pharmaceuticals (the “Warrant”). The exercise price of the Warrant is the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments.

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

The Company and its subsidiaries collectively own securities representing 51% of the outstanding capital stock of Cornerstone Pharmaceuticals and 42% of the capital stock on a fully diluted basis (excluding the remainder of the Warrant).

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Series D Convertible Preferred Stock has a stated value of $1.25 per share (subject to appropriate adjustment to reflect any stock split, combination, reclassification or reorganization of the Series D Preferred Stock or any dilutive issuances, as described below). Holders of Series D Stock are entitled to receive non-cumulative dividends when, as and if declared by the Board of Cornerstone Pharmaceuticals, prior to any dividends to any other class of capital stock of Cornerstone Pharmaceuticals. In the event of any liquidation, dissolution or winding up of Cornerstone Pharmaceuticals, or in the event of any deemed liquidation, proceeds from such liquidation, dissolution or winding up shall be distributed first to the holders of Series D Stock. Except with respect to certain major decisions, or as required by law, holders of Series D Stock vote together with the holders of the other preferred stock and common stock and not as a separate class.

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

Pharma Holdings holds the Warrant as well as other equity and governance rights in Cornerstone Pharmaceuticals. The Company currently owns 51% of the issued and outstanding equity in Cornerstone Pharmaceuticals. Approximately 8% of the issued and outstanding equity is owned by the Company’s subsidiary CS Pharma and 43% is held by the Company’s subsidiary Pharma Holdings. The Company’s subsidiary Pharma Holdings holds the Warrant. The Instrument holds 10% of the interest in Pharma Holdings and would need to contribute 10% of any cash necessary to exercise any portion of the Warrant. Following any exercise, a portion of the Company’s interest in Cornerstone Pharmaceuticals would continue to be held for the benefit of the other equity holders in Pharma Holdings and CS Pharma. Cornerstone Pharmaceuticals may also issue additional equity interests, such as employee stock options, which will require the Company to pay additional cash to maintain the Company’s ownership percentage or exercise the Warrant in full. The terms of the Warrant provide that it expired on April 1, 2022; however, the Company has asserted that it may be entitled to a further extension of the Warrant. At this time, the Company does not intend to exercise the Warrant.

On January 28, 2021, Pharma Holdings partially exercised the Warrant to maintain the 51% ownership percentage and purchased 7.3 million shares of Cornerstone Pharmaceuticals’ Series D Preferred Stock for $9.1 million, of which $0.9 million was contributed by the holder of a minority interest in Pharma Holdings.

Due to the Data Events, on October 28, 2021, the Company recorded an impairment charge of approximately $79.1 million related to the cost method investment in Cornerstone Pharmaceuticals representing the total amount of the Company’s cost method investment. The impairment loss was included in “Impairment of cost method investment – Cornerstone Pharmaceuticals” in the consolidated statements of operations and comprehensive income (loss) for the three months ended October 31, 2021.

Approximately $17.3 million of the total impairment loss of $79.1 million was applicable to noncontrolling interests in certain of the Company’s subsidiaries and was allocated to the holders of interests in CS Pharma and Pharma Holdings in the approximate amounts of $10.4 million and $6.9 million, respectively.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Due to the Data Events, the Company recorded a full reserve on the amounts due the Company from Cornerstone Pharmaceuticals related to the Line of Credit Agreement for $25 million during the three months ended October 31, 2021.

The Company also recorded a loss on related party receivables of approximately $0 and $908 thousand related to other amounts owed by Cornerstone Pharmaceuticals during the three months ended October 31, 2022 and 2021, respectively.

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

Under the RPF Line of Credit, all funds borrowed will bear interest at the mid-term Applicable Federal Rate published by the U.S. Internal Revenue Service. The maturity date is the earliest of February 3, 2025, upon a change of control of Cornerstone Pharmaceuticals or a sale of Cornerstone Pharmaceuticals or its assets. Cornerstone Pharmaceuticals can draw on the facility on 60 days’ notice. The funds borrowed under the RPF Line of Credit must be repaid out of certain proceeds from equity sales by Cornerstone Pharmaceuticals.

In connection with entering into the Line of Credit Agreement, Cornerstone Pharmaceuticals agreed to issue to RP Finance shares of its common stock representing 12% of the issued and outstanding shares of Cornerstone Pharmaceuticals common stock, with such interest subject to anti-dilution protection as set forth in the RPF Line of Credit.

The Company has determined that RP Finance is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. Therefore, the Company will use the equity method of accounting to record its investment in RP Finance. The Company has recognized $0 and a loss of $575 thousand from its ownership interests of 37.5% in RP Finance for the three months ended October 31, 2022 and 2021, respectively. The assets and operations of RP Finance are not significant and the Company has identified the equity investment in RP Finance as a related party transaction (see Note 13).

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

As of October 31, 2022, the Company has funded a cumulative total of $9.375 million in accordance with its 37.5% ownership interests in RP Finance.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impairment of Equity Method Investment

Due to the Data Events, during the three months ended October 31, 2021, the Company recorded equity in the loss of RP Finance of $575 thousand. As of October 31, 2022, the equity method investment on the Company’s balance sheet was $0, and no additional equity loss of RP Finance was recorded during the three months ended October 31, 2022. The Company was not obligated to guarantee obligations of RP Finance and is not committed to provided further financial support for RP Finance. Additionally, during three months ended October 31, 2021, the Company recorded a loss on related party receivables of $9.375 million related to amounts owed by RP Finance.

NOTE 6 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

As of October 31, 2022, the Company held 84% of the issued and outstanding ordinary shares of LipoMedix and has consolidated this investment from the second quarter of fiscal 2018.

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

NOTE 7 – INVESTMENTS IN MARKETABLE SECURITIES

The Company has classified its investments in corporate bonds and U.S. treasury bills as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive loss in stockholders’ equity until realized. Investment transactions are recorded on their trade date. Gains and losses on marketable security transactions are reported on the specific-identification method. Interest income is accrued daily and adjusted for amortization of premiums and accretion of discounts on the corporate bonds and U.S. treasury bills.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities as of October 31, 2022 and July 31, 2022 are as follows:

October 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
U.S. Treasury Bills	$16,194	$11	$—	$16,205
Corporate bonds	54,780	224	(195)	54,809
Total available-for-sale securities	$70,974	$235	$(195)	$71,014

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
Corporate bonds	$36,761	$81	$(144)	$36,698
Total available-for-sale securities	$36,761	$81	$(144)	$36,698

During the three months ended October 31, 2022, the Company reclassified approximately $15 thousand of unrealized gains out of accumulated other comprehensive loss related to maturities of available-for-sale securities into consolidated net loss in the consolidated statements of operations and comprehensive income (loss) in realized gain on available-for-sale securities.

Maturities of corporate bonds and U.S. Treasury Bills held as of October 31, 2022 were all due within one year.

Marketable securities in an unrealized loss position as of October 31, 2022 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. The Company believes that it is more likely than not that it will receive a full recovery of par value on the securities, although there can be no assurance that such recovery will occur.

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

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of October 31, 2022 and July 31, 2022:

	October 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Available-for-sale securities - Corporate Bonds	$—	$54,809	$—	$54,809
Available-for-sale securities - U.S. Treasury Bills	16,205	—	—	16,205
Hedge funds	—	—	4,637	4,637
Total	$16,205	$54,809	$4,637	$75,651

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	July 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Available-for-sale securities	$—	$36,698	$—	$36,698
Hedge funds	—	—	4,764	4,764
Total	$—	$36,698	$4,764	$41,462

As of October 31, 2022 and July 31, 2022, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$4,764	$5,268
Total (loss) gain included in earnings	(127)	211
Balance, end of period	$4,637	$5,479

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

The Company holds $0.3 million in investments in securities in another entity that are not liquid, which were included in Investments - Other Pharmaceuticals in the accompanying consolidated balance sheets. The investment is accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative as defined within the guidance, and the Company recorded an impairment loss of $156 and $0 thousand for the three months ended October 31, 2022 and 2021, respectively.

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

Marketable securities. The Company’s available-for-sale securities are comprised of investments in fixed income corporate bonds and U.S. treasury bills which are recorded in available-for-sale securities on the consolidated balance sheet. These securities are recorded at fair value using market prices at October 31, 2022. The fair value estimates for corporate bonds and U.S treasury bills were classified as Level 2 and Level 1, respectively.

Other assets and other liabilities. At October 31, 2022 and July 31, 2022, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s financial instruments include trade accounts receivable, trade accounts payable, and due from related parties. The recorded carrying amounts of trade accounts receivable, trade accounts payable and due from related parties approximate their fair value due to their short-term nature.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – TRADE ACCOUNTS RECEIVABLE

Trade Accounts Receivable consisted of the following:

	October 31, 2022	July 31, 2022
	(in thousands)
Trade Accounts Receivable	$254	$196
Accounts Receivable - Related Party	123	158
Less Allowance for Doubtful Accounts	(242)	(197)
Trade Accounts Receivable, net	$135	$157

NOTE 10 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 31,	July 31,
	2022	2022
	(in thousands)
Building and Improvements	$2,505	$2,505
Other	68	68
	2,573	2,573
Less Accumulated Depreciation	(822)	(803)
Total	$1,751	$1,770

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense pertaining to property and equipment was approximately $22 thousand and $19 thousand for the three months ended October 31, 2022 and 2021, respectively.

The Company’s headquarters are located at 520 Broad Street in Newark, New Jersey, where it occupies office space and which was previously owned by the Company. The table above exclude the assets of the 520 Property which were classified as held-for-sale as of July 31, 2022 and subsequently sold on August 22, 2022. Refer to Note 3 for further information on the 520 Property.

NOTE 11 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share includes potentially dilutive securities such as stock options, unvested restricted stock, warrants to purchase common stock, and other convertible instruments unless the result of inclusion would be anti-dilutive.

The securities set forth below have been excluded from the calculation of diluted net loss per share for the three months ended October 31, 2022 and 2021 because inclusion of all such securities would have been anti-dilutive for all periods presented.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended October 31,
	2022	2021
Shares issuable upon exercise of stock options	1,021,277	960,554
Shares issuable upon vesting of restricted stock	1,461,934	1,004,265
Shares issuable upon exercise of warrants to purchase Class B common stock	—	26,189
	2,483,211	1,991,008

The diluted earnings (loss) per share computation equals basic loss per share for the three months ended October 31, 2022 and 2021 because the Company had a net loss from continuing operations in all such periods and the impact of the assumed exercise of non-vested restricted shares, stock options, and warrants would have been anti-dilutive.

The following table summarized the basic and diluted earnings (loss) per share calculations:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Numerator:
Net loss from continuing operations	$(5,207)	$(128,868)
Net loss attributable to noncontrolling interests	(99)	(17,387)
Numerator for net loss from continuing operations	(5,108)	(111,481)

Numerator for discontinued operations	6,700	(543)
Net income (loss) attributable to Rafael Holdings, Inc.	$1,592	$(112,024)

Denominator:
Weighted average basic and diluted shares outstanding	23,015,443	18,948,084

Earnings (loss) per share attributable to common shareholders
Basic and diluted:
Continuing operations	$(0.22)	$(5.88)
Discontinued operations	0.29	(0.03)
Total basic and diluted earnings (loss) per share	$0.07	$(5.91)

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – NOTE PAYABLE, HELD-FOR-SALE

On July 9, 2021, the Company, as guarantor, Rafael Holdings Realty, Inc., a wholly-owned subsidiary of the Company (“Realty”), as pledgor, and Broad-Atlantic Associates, LLC, a wholly-owned subsidiary of Realty (the “Borrower,” and together with the Company and Realty, the “Borrower Parties”), as borrower, entered into a loan agreement (the “Loan Agreement”) with 520 Broad Street LLC, a third-party lender (the “Lender”). The Loan Agreement provided for a loan in the amount of $15 million (the “Note Payable”) from Lender to Borrower secured by (i) a first mortgage on 520 Broad Street, Newark, New Jersey 07102; and (ii) a first priority security interest in the equity of the Borrower as set forth in the Pledge and Security Agreement between Realty and Lender.

The Note Payable bore interest at a rate per annum equal to seven and one-quarter percent (7.25%) from July 9, 2021 through July 31, 2021 and thereafter at an interest rate per annum equal to the 30-day LIBOR Rate, as published in The Wall Street Journal, plus 6.90% per annum, but in no event less than seven and one-quarter percent (7.25%) per annum. The Note Payable was due on August 1, 2022, subject to the Company’s option to extend the maturity date until August 1, 2023 for a fee equal to three-quarters of one percent (0.75%) of the Note Payable.

The Loan Agreement contained customary affirmative covenants, negative covenants and events of default, as defined in the Loan Agreement, including covenants and restrictions that, among other things, restricted the Borrower’s ability to incur liens, or transfer, lease or sell the collateral as defined in the Loan Agreement. A failure to comply with these covenants would have permitted the Lender to declare the Borrower’s obligations under the Loan Agreement, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with the covenants in the Loan Agreement as of July 31, 2022. The Company extended the maturity date to November 1, 2022 and paid an extension fee of $37,500 on July 29, 2022.

In connection with the sale of the 520 Property, on August 22, 2022, the Company paid off the outstanding principal balance of $15 million and accrued interest of approximately $87,000 on the Note Payable. Refer to Note 3 for further details on the subsequent sale of the 520 Property.

Interest expense under the Note Payable, which is recognized in loss on discontinued operations, amounted to $87 thousand and $271 thousand for the three months ended October 31, 2022 and 2021, respectively.

Unamortized debt issuance costs on the Note Payable totaled approximately $0 and $347 thousand as of October 31, 2022 and 2021, respectively. Amortization of the debt discount on the Note Payable totaled approximately $0 thousand and $125 thousand for the three months ended October 31, 2022 and 2021, respectively.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS

IDT Corporation

The Company has historically maintained an intercompany balance due to/from related parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT Corporation, or IDT, and payroll costs for the Company’s personnel that were paid by IDT. The Company also receives rental income from various companies under common control to IDT. The Company recorded expense of approximately $68 thousand and $75 thousand in related party services to IDT for the three months ended October 31, 2022 and 2021, respectively, of which approximately $44 thousand and $75 thousand is included in Due to Related Parties at October 31, 2022 and 2021, respectively.

IDT leased approximately 80,000 square feet of office space plus parking at 520 Broad Street, Newark, New Jersey and leases approximately 3,600 square feet of office space in Jerusalem, Israel. The Company invoiced IDT approximately $129 thousand of which approximately $102 thousand is included in discontinued operations and $469 thousand of which approximately $441 thousand is included in discontinued operations for office rent and parking during the three months ended October 31, 2022 and 2021, respectively. As of October 31, 2022 and 2021, IDT owed the Company approximately $2 thousand and $675 thousand, respectively, for office rent and parking.

Cornerstone Pharmaceuticals

The Company had provided Cornerstone Pharmaceuticals with administrative, finance, accounting, tax and legal services. Howard S. Jonas currently serves on the Board of Directors of Cornerstone Pharmaceuticals and owns an equity interest in Cornerstone Pharmaceuticals. The Company billed Cornerstone Pharmaceuticals $120 thousand for the three months ended October 31, 2021. As of October 31, 2022 and July 31, 2022, Cornerstone Pharmaceuticals owed the Company $720 thousand, for which a full allowance for uncollectibility has been recorded.

Due to the Data Events, in the three months ended October 31, 2021, the balance owed to the Company by Cornerstone Pharmaceuticals was fully reserved, resulting in a loss on related party receivable of $720 thousand (see Note 4).

Related Party Rental Income

The Company leased space to related parties (including IDT Corporation - see above) which represented approximately 44% and 63% for the three months ended October 31, 2022 and 2021, respectively. The portion of related party rental income pertaining to the 520 Property has been classified in discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the three months ended October 31, 2022 and 2021.

RP Finance

For the three months ended October 31, 2022 and 2021, respectively, the Company recognized a loss of $0 thousand and earnings of $575 thousand in income from its ownership interests of 37.5% in RP Finance, respectively.

Howard Jonas, Chairman of the Board and Former Chief Executive Officer

In December 2020, two entities, on whose Boards of Directors Howard Jonas, the Company’s Chairman of the Board and Executive Chairman and former Chief Executive Officer serves, each purchased 218,245 shares of Class B common stock for consideration of $5 million each. In connection with the purchases, each purchaser was granted warrants (the “Issued Warrants”) to purchase twenty percent (20%) of the shares of Class B common stock purchased by such purchaser. The Issued Warrants have an exercise price of $22.91 per share and expired on June 6, 2022. The Issued Warrants were not exercised. The shares and Issued Warrants were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – INCOME TAXES

During the three months ended October 31, 2022 and 2021, the Company recognized an income tax provision of $5 thousand on loss from continuing operations before income tax of $5.2 million, and $0 on a loss from continuing operations before income tax of $128.8 million, respectively. The change in income tax expense in relation to the loss before income tax during the three months ended October 31, 2022 compared to the three months ended October 31, 2021 was primarily due to differences in the amount of taxable (loss) income in the various taxing jurisdictions and the associated valuation allowances. As of October 31, 2022 and 2021, the Company recorded valuation allowances for the total deferred tax asset balances.

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

NOTE 15 – BUSINESS SEGMENT INFORMATION

The Company conducts business as two operating segments, Healthcare and Real Estate. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s Chief Executive Officer and the chief operating decision-maker.

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

The Real Estate segment consists of the Company’s real estate holdings, comprised of a portion of a commercial building in Israel.

Operating results for the business segments of the Company are as follows:

(in thousands)	Healthcare	Real Estate	Total
Three Months Ended October 31, 2022
Revenues	$—	$70	$70
(Loss) income from operations	(5,164)	22	(5,142)
(Loss) income from continuing operations before income taxes	(5,224)	22	(5,202)

Three Months Ended October 31, 2021
Revenues	$—	$191	$191
(Loss) income from operations	(49,659)	121	(49,538)
(Loss) income from continuing operations before income taxes	(128,414)	121	(128,293)

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-United States customers as a percentage of total revenues were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended October 31,	2022	2021
Revenue from tenants located in Israel	22%	7%

Net long-lived assets and total assets held outside of the United States, which are located in Israel, were as follows:

(in thousands)	United States	Israel	Total
October 31, 2022
Long-lived assets, net	$302	$1,449	$1,751
Total assets	99,171	4,045	103,216

July 31, 2022
Long-lived assets, net	$305	$1,465	$1,770
Total assets	114,053	4,267	118,320

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

On June 1, 2021, the Company filed a Registration Statement on Form S-3 to issue 48,859 shares of Class B common stock for payment due on the purchase of Altira, an investment which has been subsequently fully impaired.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On January 19, 2022, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan, and, following January 19, 2022, no new grants are to be awarded under the 2018 Equity Incentive Plan. Existing grants under the 2018 Equity Incentive Plan will not be impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants, and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 1,919,025 shares. On January 19, 2022, the Company filed a Registration Statement on Form S-8 registering 1,919,025 shares Class B Common Stock reserved for issuance under the 2021 Plan. During three months ended October 31, 2022, no restricted shares or options were issued pursuant to the 2021 Plan, respectively. As of October 31, 2022, there were 229,697 shares still available for issuance under the 2021 Plan. On November 28, 2022, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B Common Stock available for the grant of awards thereunder by an additional 696,770, subject to stockholders’ approval.

On February 15, 2022, the Company filed a Registration Statement on Form S-3 (as amended on March 2, 2022) registering the resale by institutional investors (the “Institutional Investors”) of the shares purchased by them. The Registration Statement was declared effective on March 7, 2022.

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2022	1,021,277	$12.11	4.47	$—
Granted	—	—	—	—
Cancelled / Forfeited	—	—	—	—
Outstanding at October 31, 2022	1,021,277	$12.11	4.22	$—
Exercisable at October 31, 2022	594,607	$6.69	0.80	$—

At October 31, 2022, there are unrecognized compensation costs related to non-vested stock options of $3.9 million, which are expected to be recognized over the next 3.9 years.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The value of option grants is calculated using the Black-Scholes option pricing model with the following assumptions for options granted during the three months ended October 31, 2021:

October 31, 2021
Risk-free interest rate	0.67% - 1.16%
Expected term (in years)	6.04
Expected volatility	75%
Expected dividend yield	—%

Rafael Medical Devices, Inc. Stock Options

The Rafael Medical Devices, Inc. 2022 Equity Incentive Plan (the “RMD 2022 Plan”) was created and adopted by the Company in May 2022. The RMD 2022 Plan allows for the issuance of up to 10,000 shares of Class B common stock which may be awarded in the form of incentive stock options or restricted shares. There are 4,734 shares available for issuance under the RMD 2022 Plan as of October 31, 2022.

A summary of stock option activity for Rafael Medical Devices, Inc. is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2022	5,266	$3.82	9.76	$—
Granted	—	—	—	—
Outstanding at October 31, 2022	5,266	$3.82	9.51	—
Exercisable at October 31, 2022	1,316	$3.82	9.51	$—

At October 31, 2022, there are unrecognized compensation costs related to non-vested stock options of $10 thousand, which are expected to be recognized over the next 2.18 years.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

In January 2021, the Company granted a total of 12,609 restricted shares of Class B common stock to non-employee directors, all of which were granted from the 2018 Equity Incentive Plan. The restricted shares vested immediately on the grant date. The share based compensation cost was approximately $286 thousand, which was included in general and administrative expense in the consolidated statement of operations and comprehensive income (loss).

In January 2022, the Company granted 33,360 restricted shares of Class B common stock to non-employee directors, 18,336 of which were granted from under 2018 Equity Incentive Plan, and 15,024 of which were granted under the 2021 Plan. The restricted shares vested immediately on the grant date. The share based compensation cost was approximately $151 thousand, which was included in general and administrative expense in the consolidated statement of operations and comprehensive income (loss).

On February 1, 2022, the Company issued 986,835 shares of Class B restricted stock to two members of the executive team. Approximately 24% of the restricted shares vest in December 2022, with the remaining shares vesting ratably each quarter through December 2025.

On June 14, 2022, the Company issued 452,130 shares of Class B restricted stock to Howard S. Jonas.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2022	1,507,373	$4.22
Granted	—	—
Vested	(45,439)	4.04
Cancelled / Forfeited	—	—
Non-vested shares at October 31, 2022	1,461,934	$4.22

At October 31, 2022, there was $3.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next three years.

A summary of the stock-based compensation expense for the Company’s equity incentive plans is presented below:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
General and administrative	$1,083	$7,668
Research and development	97	183
Net stock-based compensation expense	$1,180	$7,851

NOTE 18 – LEASES

The Company is the lessor of the Israeli property which is leased to tenants under net operating leases with a term expiration date within 2025. Lease income included on the consolidated statements of operations and comprehensive income (loss) was $0.1 million and $0.1 million for the three months ended October 31, 2022 and 2021, respectively. During the three months ended October 31, 2022 and 2021, no real estate property taxes were included in rental income.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of October 31, 2022, under non-cancellable operating leases which expire on various dates through 2028 are as follows:

Year ending July 31,	Related Parties	Other	Total
	(in thousands)
2023 (remaining)	$57	$—	$57
2024	77	—	77
2025	78	—	78
Total Minimum Future Rental Income	$212	$—	$212

A related party has the right to terminate the Israeli lease upon four months’ notice. The minimum future rental income pertaining to the 520 Property has been excluded from the table above as it has been classified as discontinued operations for the three months ended October 31, 2022 and 2021.

NOTE 19 – SUBSEQUENT EVENTS

In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at the Barer Institute. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rafael Holdings, Inc. (NYSE:RFL), (“Rafael Holdings,” “we” or the “Company”), a Delaware corporation, is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including an investment in Cornerstone Pharmaceuticals, Inc., formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, the activities of the Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and Rafael Medical Devices, Inc. (“Rafael Medical Devices” and together with the Pharmaceutical Companies, the “Healthcare Companies”), a wholly-owned orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In November 2022, we resolved to curtail our early-stage development efforts, including pre-clinical research at the Barer Institute. The decision was taken to reduce spending as we focus on exploring strategic opportunities. The Company’s primary focus to date has been to invest in and fund, discover and develop novel cancer therapies, and we further seek to expand our portfolio through opportunistic investments in therapeutics which address high unmet medical needs including through acquisitions, strategic investments, or in-licensing assets. We are currently evaluating external opportunities to acquire, in-license or invest in later stage assets which have the potential to achieve meaningful clinical milestones, improve the lives of patients and increase our shareholder value.

Historically, the Company owned real estate assets. In 2020, the Company sold an office building located in Piscataway, New Jersey and on August 22, 2022, the Company sold the building at 520 Broad Street in Newark, New Jersey and an associated public garage. Currently, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining real estate asset.

The Company has debt and equity investments in Cornerstone Pharmaceuticals, Inc., or Cornerstone Pharmaceuticals, that include preferred and common equity interests and a warrant to purchase additional equity. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Cornerstone Pharmaceuticals in exchange for issuing Company Class B common stock to the other stockholders of Cornerstone Pharmaceuticals. On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Cornerstone Pharmaceuticals’ lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas. In addition, following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In light of the Data Events, the Company concluded that the prospects for CPI-613 were uncertain and fully impaired in its financial statements for the year ended July 31, 2022, the value of its loans, receivables, and investment in Cornerstone Pharmaceuticals based upon its valuation of Cornerstone Pharmaceuticals.

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

In 2019, the Company established the Barer Institute Inc., an early-stage small molecule research operation focused on developing a pipeline of novel therapeutic compounds, including compounds to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer was led by a team of scientists and academic advisors considered to be among the leading experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Farber Partners, LLC (“Farber”) was formed to support agreements with Princeton University’s Office of Technology Licensing for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, including an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. The Company also holds a majority equity interest in LipoMedix Pharmaceuticals Ltd., a clinical stage oncological pharmaceutical company based in Israel. In addition, the Company has invested in other early-stage pharmaceutical ventures.

As of October 31, 2022, the Company’s commercial real estate holdings consisted of a portion of a commercial building in Israel. On August 22, 2022, the Company completed the sale of the building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company for a purchase price of approximately $49.4 million and realized net proceeds of approximately $33 million.

On July 1, 2022, the Company determined that the 520 Property met the held-for-sale criteria and the Company has therefore classified the 520 Property as held-for-sale in the consolidated balance sheets at July 31, 2022 and 2021. The sale of the 520 Property also represents a significant strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the Company has classified the results of operations related to the 520 Property as discontinued operations in the consolidated statements of operations and comprehensive income (loss). Depreciation on the 520 Property has ceased on July 1, 2022, as a result of the 520 Property being classified as held-for-sale. See Note 3 to our accompanying consolidated financial statements for further information regarding discontinued operations.

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

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. The imposition of sanctions and counter-sanctions may have an adverse effect on the economic markets generally and could impact our business and the companies in which we have investments, financial condition, and results of operations. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the Russian - Ukraine War on our business and the companies in which we have invested.

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

Healthcare Segment

Our consolidated expenses for our Healthcare segment were as follows:

	Three Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands)
General and administrative	$(3,077)	$(12,222)	9,145	75%
Research and development	(2,081)	(2,153)	72	3%
Depreciation	(6)	(1)	(5)	—%
Provision for loss on receivable from Cornerstone Pharmaceuticals pursuant to line of credit	—	(25,000)	25,000	(100)%
Provision for losses on related party receivables	—	(10,283)	10,283	(100)%
Loss from continuing operations	$(5,164)	$(49,659)	44,495	90%

To date, the Healthcare segment has not generated any revenues. The entirety of the expenses in the Healthcare segment relate to the activities of LipoMedix, Barer, Farber, and Rafael Medical Devices. As of October 31, 2022 we held a 100% interest in Barer, an 84% interest in LipoMedix, a 93% interest in Farber, and a 100% interest in Rafael Medical Devices.

General and administrative expenses. General and administrative expenses consist mainly of payroll, stock-based compensation expense, benefits, facilities, consulting and professional fees. The decrease in general and administrative expenses during the three months ended October 31, 2022 compared to the three months ended October 31, 2021 is primarily due to relatively high general and administrative expenses during the three months ended October 31, 2021, to ramp up for the Data Events. As a result of the Data Events, in the three months ended October 31, 2022, there was a decrease in stock-based compensation expense of approximately $6.8 million, a decrease in salary expenses of approximately $1.0 million, a decrease in professional fees of approximately $0.7 million, a decrease in legal expense of approximately $0.6 million, and a decrease in other general and administrative expenses of approximately $0.3 million, partially offset by an increase in bonus pay of approximately $0.3 million.

Research and development expenses. Research and development expenses decreased slightly for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021. Research and development expenses are derived from activity at Barer, LipoMedix, Farber, and Rafael Medical Devices. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at the Barer Institute. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities.

Loss on line of credit. Due to the Data Events, in the three months ended October 31, 2021, the Company recorded a full reserve on the $25 million due to the Company from Cornerstone Pharmaceuticals related to the Line of Credit Agreement.

Loss on related party receivables. Due to the Data Events, in the three months ended October 31, 2021, the Company recorded a loss of approximately $10.1 million related to the full reserve recorded on the RP Finance receivable of $9.375 million, and a full reserve recorded on the Cornerstone Pharmaceuticals receivable of $720 thousand.

Real Estate Segment

The revenue and expenses of the 520 Property have been excluded from the real estate segment in the figures below due to its classification of held-for-sale and discontinued operations, and the sale of the 520 Property during the three months ended October 31, 2022. The Real Estate segment consists of a portion of a commercial building in Israel. Our consolidated income and expenses for our Real Estate segment were as follows:

	Three Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands)
Rental – Third Party	$43	$44	(1)	(2)%
Rental – Related Party	27	27	—	—%
Other – Related Party	—	120	(120)	(100)%
General and administrative	(32)	(52)	20	38%
Depreciation and amortization	(16)	(18)	2	11%
Income from continuing operations	$22	$121	(99)	82%

Other - Related Party. Other – related party revenues decreased by approximately $120 thousand during the three months ended October 31, 2022, compared to the three months ended October 31, 2021. During the year ended July 31, 2022, the Company only billed Cornerstone Pharmaceuticals $120 thousand for the first quarter of 2022 for administrative, finance, accounting, tax, and legal services. As of July 31, 2022, Cornerstone Pharmaceuticals owed the Company $720 thousand, for which a full allowance for uncollectibility has been recorded.

General and administrative expenses. General and administrative expenses consist mainly of payroll, benefits, facilities, consulting and professional fees. The decrease in general and administrative expenses of approximately $20 thousand during the three months ended October 31, 2022 compared to the three months ended October 31, 2021 is primarily due to a decrease in professional fees of $20 thousand.

Consolidated Operations

Our consolidated income and expense line items below income from operations were as follows:

	For the Three Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands)
Loss from continuing operations	$(5,142)	$(49,538)	44,396	90%
Interest expense	—	(13)	13	100%
Interest income	208	188	20	(11)%
Impairment of investments - Other Pharmaceuticals	(156)	—	(156)	(100)%
Impairment of cost method investment - Cornerstone Pharmaceuticals	—	(79,141)	79,141	(100)%
Realized gain on available-for-sale securities	15	—	15	(100)%
Unrealized (loss) gain on investments - Hedge Funds	(127)	211	(338)	(160)%
Loss from continuing operations before income taxes	(5,202)	(128,293)	123,091	96%
Provision for income taxes	(5)	—	(5)	(100)%
Equity in loss of RP Finance	—	(575)	575	(100)%
Consolidated net loss from continuing operations	(5,207)	(128,868)	123,661	96%
Income (loss) from discontinued operations related to 520 Property	6,700	(543)	7,243	1,334%
Net loss attributable to noncontrolling interests	(99)	(17,387)	17,288	99%
Net income (loss) attributable to Rafael Holdings, Inc.	$1,592	$(112,024)	113,616	101%

Interest income. Interest income was $208 thousand and $188 thousand for the three months ended October 31, 2022 and 2021, respectively. The increase is primarily due to the interest income earned on our investments in available-for-sale securities.

Impairment of investments - Other Pharmaceuticals. We recorded an impairment loss of $156 thousand related to our investment in Nanovibronix using the measurement alternative for the three months ended October 31, 2022.

Impairment of cost method investment - Cornerstone Pharmaceuticals. In connection with the Data Events, during the three months ended October 31, 2021, we recorded a full impairment charge to our cost method investment in Cornerstone Pharmaceuticals in the amount of $79.1 million.

Realized gain on available-for-sale securities. We recorded a realized gain of approximately $15 thousand related to maturities of available-for-sale securities for the three months ended October 31, 2022.

Unrealized (loss) gain on investments - Hedge Funds. We recorded unrealized losses of approximately $127 thousand and gains of $211 thousand for the three months ended October 31, 2022 and 2021, respectively.

Equity in (loss) earnings of RP Finance. We recognized a loss of $575 thousand from our ownership interest in RP Finance for the three months ended October 31, 2021. As of July 31, 2022, the equity method investment in RP Finance on our balance sheet was $0, and no additional equity loss of RP Finance was recorded subsequent to the year ended July 31, 2022.

Income (loss) from discontinued operations related to 520 Property. Discontinued operations includes (i) rental and parking revenues, (ii) payroll, benefits, facilities, consulting and professional fees dedicated to 520 Property, (iii) depreciation and amortization expenses, (iv) interest (including amortization of debt issuance costs) on the note payable on the Property, and (v) gain on the disposal of the building. The operating results of these items are presented in our consolidated statements of operations and comprehensive income (loss) as discontinued operations for all periods presented. The increase in the net income attributable to discontinued operations was due to a gain on the sale of the 520 Property of $6.8 million, an approximate $310 thousand decrease in interest expense, partially offset by a $586 thousand decrease in rental revenue, a $372 thousand decrease in general and administrative expenses (which is primarily comprised of a decrease in real estate taxes, utilities other building related repairs and maintenance expenses totaling approximately $492 thousand, slightly offset by a $129 thousand increase in expense related to the write-off of deferred rental income), and a $363 thousand decrease in depreciation and amortization expense due to no depreciation expense during the three months ended October 31, 2022 as depreciation stopped as of July 1, 2022 when the 520 Property was classified as held-for-sale.

See Note 3 to our accompanying consolidated financial statements for further information regarding discontinued operations.

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

Liquidity and Capital Resources

	October 31,	July 31,	Change
	2022	2022	$	%
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$22,173	$26,537	(4,364)	(16)%
Restricted cash	660	—	660	100%
Working capital	91,715	87,321	4,394	5%
Total assets	103,216	118,320	(15,104)	(13)%
Note payable, net of debt issuance costs, held-for-sale	—	15,000	(15,000)	(100)%
Total equity attributable to Rafael Holdings, Inc.	103,374	100,515	2,859	3%
Noncontrolling interests	(3,408)	(3,309)	(99)	3%
Total equity	99,966	97,206	2,760	3%

	For the three months ended October 31,		Change
	2022	2021	$	%
	(in thousands)
Cash flows (used in) provided by
Operating activities from continuing operations	$(2,128)	$(6,294)	4,166	(66)%
Investing activities from continuing operations	(34,228)	(26,875)	(7,353)	27%
Financing activities from continuing operations	(6)	97,909	(97,915)	(100)%
Effect of exchange rates on cash and cash equivalents	(92)	2	(94)	(4,692)%
Operating, investing, and financing activities from discontinued operations	32,750	(209)	32,959	(15,770)%
(Decrease) increase in cash and cash equivalents	$(3,704)	$64,533	(68,237)

Capital Resources

As of October 31, 2022, we held cash and cash equivalents of approximately $22.2 million, available-for-sale securities valued at approximately $71.0 million, and investment in hedge funds valued at approximately $4.6 million. On August 22, 2022, the Company received net proceeds of approximately $33 million in connection with the sale of the 520 Property (see Note 3 for further details). The Company expects the balance of cash and cash equivalents, available-for-sale-securities, and investment in hedge funds to be sufficient to meet our obligations for at least the next 12 months from the issuance of these consolidated financial statements.

Operating Activities

The decrease in cash used in operating activities for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021 was primarily related to lower net loss from continuing operations of $5.2 million in fiscal 2023 as compared to the corresponding period in fiscal 2022, and the impact from non-cash items, primarily stock-based compensation of $1.2 million, an impairment loss of $0.2 million on our investment in Nanovibronix, and a net unrealized loss on investments - Hedge Funds of $0.1 million. This is coupled with an increase in accounts payable and accrued expenses of $1.0 million, a decrease in prepaid expenses and other current assets of $0.6 million, a decrease in other current liabilities of $0.1 million, as well as other changes in assets and liabilities.

Cash used in operating activities for the three months ended October 31, 2021 was primarily related to the net loss from continuing operations of $128.9, offset by the impact from non-cash items, primarily the impairment of cost method investment in Rafael Pharmaceuticals of $79 million, the reserve on the amounts due to the Company from Rafael Pharmaceuticals related to the Line of Credit Agreement for $25 million, the reserve on receivables due from Rafael Pharmaceuticals totaling $10.3 million, and stock-based compensation of $7.9 million as well as other changes in assets and liabilities.

Investing Activities

Cash used in investing activities for the three months ended October 31, 2022 was primarily due to purchases of available-for-sale securities of approximately $57.1 million, partially offset by proceeds of $22.9 million from the maturities of available-for-sale securities.

Cash used in investing activities for the three months ended October 31, 2021 was primarily related to amounts loaned to Rafael Pharmaceuticals of approximately $25 million pursuant to the Line of Credit Agreement and the payments to fund our portion of advances under the line of credit between RP Finance and Rafael Pharmaceuticals in the amount of approximately $1.9 million.

Financing Activities

Cash used in financing activities for the three months ended October 31, 2022 was primarily related to payments for taxes related to shares withheld for employee taxes.

Cash provided by financing activities for the three months ended October 31, 2021 was primarily related to proceeds of approximately $104.2 million related to the sale of our common stock to investors and a related party, partially offset by payment of transaction costs of $6.2 million.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Operating, Financing, and Investing Activities from Discontinued Operations

The cash flows from discontinued operations - 520 Property represents the net income excluding non-cash depreciation and amortization, as well as the proceeds from the sale of the 520 Property. For the three months ended October 31, 2022, net cash used in operating activities totaled $0.4 million. Net cash provided in investing activities of $48.2 million related to proceeds from sale of the 520 Property of $49.4 million, slightly offset by payment of transaction costs of $1.2 million. Net cash used in financing activities of $15.0 million related to the payment of the Note Payable in connection with sale of the 520 Property. For the three months ended October 31, 2021, net cash used in operating activities totaled $0.2 million. Net cash used in investing activities totaled $29 thousand.

We don’t anticipate a material impact on future liquidity and capital resources due to discontinued operations. For further information see Note 3.

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

Critical Accounting Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” in our consolidated financial statements included in our Annual Report on Form 10-K, for fiscal 2022 (“2022 Form 10-K”).

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2022 Form 10-K. There have been no material changes in our critical accounting policies and procedures during the three months ended October 31, 2022 and 2021.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Discontinued Operations

In accordance with the Financial Accounting Standards Board, ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations of a component of an entity or a group or component of an entity that represents a strategic shift that has, or will have, a major effect on the reporting company’s operations that has either been disposed of or is classified as held-for-sale are required to be reported as discontinued operations in a company’s consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the discontinued component must have been (or will be) eliminated from the ongoing operations of the company and the company will not have any significant continuing involvement in the operations of the discontinued component after the disposal transaction. As a result of the agreement to sell the 520 Property, the accompanying consolidated financial statements reflect the activity related to the sale of the 520 Property as discontinued operations. See Note 3 to our consolidated financial statements for additional information regarding the results, major classes of assets and liabilities, significant non-cash operating items, and capital expenditures of discontinued operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures from those described in Item 7A of our 2022 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2022.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for fiscal 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 13, 2022	Rafael Holdings, Inc.

	By:	/s/ William Conkling
William Conkling Chief Executive Officer

	By:	/s/ Patrick Fabbio
Patrick Fabbio Chief Financial Officer