Form 10-Q
period 2023-01-31
Rafael Holdings, Inc.
filed 2023-03-14
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2023.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of March 10, 2023 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	23,523,452 shares (excluding 112,523 treasury shares)

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	January 31, 2023	July 31, 2022
		Note 2
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,670	$26,537
Available-for-sale securities	79,197	36,698
Interest receivable	314	140
Accounts receivable, net of allowance for doubtful accounts of $180 and $197 at January 31, 2023 and July 31, 2022, respectively	272	157
Prepaid expenses and other current assets	512	4,621
Assets held-for-sale	—	40,194
Total current assets	89,965	108,347

Property and equipment, net	1,732	1,770
Investments – Other Pharmaceuticals	254	477
Investments – Hedge Funds	5,015	4,764
In-process research and development and patents	1,575	1,575
Other assets	9	1,387
TOTAL ASSETS	$98,550	$118,320

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$443	$564
Accrued expenses	1,326	1,875
Other current liabilities	197	3,518
Due to related parties	—	69
Note payable, net of debt issuance costs, held-for-sale	—	15,000
Total current liabilities	1,966	21,026

Other liabilities	49	88
TOTAL LIABILITIES	2,015	21,114

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of January 31, 2023 and July 31, 2022, respectively	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 23,636,084 issued and 23,522,995 outstanding as of January 31, 2023, and 23,712,449 issued and 23,687,964 outstanding as of July 31, 2022, respectively	236	237
Additional paid-in capital	262,924	262,023
Accumulated deficit	(167,115)	(165,457)
Accumulated other comprehensive gain (loss) related to unrealized gain (loss) on available-for-sale securities	308	(63)
Accumulated other comprehensive income related to foreign currency translation adjustment	3,741	3,767
Total equity attributable to Rafael Holdings, Inc.	100,102	100,515
Noncontrolling interests	(3,567)	(3,309)
TOTAL EQUITY	96,535	97,206
TOTAL LIABILITIES AND EQUITY	$98,550	$118,320

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
REVENUE
Rental – Third Party	$43	$45	$86	$89
Rental – Related Party	27	29	54	56
Other – Related Party	—	—	—	120
Total revenue	70	74	140	265

COSTS AND EXPENSES
General and administrative	2,085	(1,680)	5,194	10,594
Research and development	2,225	3,335	4,306	5,488
Depreciation and amortization	19	18	41	37
Provision for loss on receivable from Cornerstone Pharmaceuticals pursuant to line of credit	—	—	—	25,000
Provision for losses on related party receivables	—	—	—	10,095
Loss from operations	(4,259)	(1,599)	(9,401)	(50,949)

Interest expense	—	—	—	(13)
Interest income	562	—	770	—
Impairment of investments - Other Pharmaceuticals	(67)	—	(223)	—
Impairment of cost method investment - Cornerstone Pharmaceuticals	—	—	—	(79,141)
Realized gain on available-for-sale securities	139	—	154	—
Unrealized gain (loss) on investments - Hedge Funds	378	(454)	251	(243)
Loss from continuing operations before income taxes	(3,247)	(2,053)	(8,449)	(130,346)
Provision for income taxes	(5)	(4)	(10)	(4)
Equity in loss of RP Finance	—	—	—	(575)
Consolidated net loss from continuing operations	(3,252)	(2,057)	(8,459)	(130,925)

Discontinued Operations (Note 3)
Loss from discontinued operations related to 520 Property	(157)	(508)	(241)	(1,051)
Gain on disposal of 520 Property	—	—	6,784	—
(Loss) income from discontinued operations	(157)	(508)	6,543	(1,051)

Consolidated net loss	(3,409)	(2,565)	(1,916)	(131,976)
Net loss attributable to noncontrolling interests	(159)	(244)	(258)	(17,631)
Net loss attributable to Rafael Holdings, Inc.	$(3,250)	$(2,321)	$(1,658)	$(114,345)

OTHER COMPREHENSIVE LOSS
Consolidated net loss	$(3,409)	$(2,565)	$(1,916)	$(131,976)
Unrealized gain on available-for-sale securities	268	—	371	—
Foreign currency translation adjustment	(16)	146	(26)	155
Total comprehensive loss	(3,157)	(2,419)	(1,571)	(131,821)
Comprehensive loss attributable to noncontrolling interests	(156)	(330)	(255)	(17,681)
Total comprehensive loss attributable to Rafael Holdings, Inc.	$(3,001)	$(2,089)	$(1,316)	$(114,140)

Loss per share attributable to common shareholders
Basic and diluted:
Continuing operations	$(0.13)	$(0.09)	$(0.36)	$(5.86)
Discontinued operations	(0.01)	(0.03)	$0.28	(0.05)
Total basic and diluted (loss) per share	$(0.14)	$(0.12)	$(0.08)	$(5.91)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	23,155,018	19,713,127	23,085,612	19,332,630

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended January 31, 2023
	Common Stock, Series A		Common Stock, Series B		Additional paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Equity
Balance at November 1, 2022	787,163	$8	23,685,036	$237	$263,197	$(163,865)	$3,797	$(3,408)	$99,966
Net loss for the three months ended January 31, 2023	—	—	—	—	—	(3,250)	—	(159)	(3,409)
Stock-based compensation	—	—	220,019	2	778	—	—	—	780
Forfeiture of restricted stock	—	—	(296,384)	(2)	(901)	—	—	—	(903)
Shares withheld for payroll taxes	—	—	(85,676)	(1)	(150)	—	—	—	(151)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	268	—	268
Foreign currency translation adjustment	—	—	—	—	—	—	(16)	—	(16)
Balance at January 31, 2023	787,163	$8	23,522,995	$236	$262,924	$(167,115)	$4,049	$(3,567)	$96,535

	Six Months Ended January 31, 2023
	Common Stock, Series A		Common Stock, Series B		Additional paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Equity
Balance at August 1, 2022	787,163	$8	23,687,964	$237	$262,023	$(165,457)	$3,704	$(3,309)	$97,206
Net loss for the six months ended January 31, 2023	—	—	—	—	—	(1,658)	—	(258)	(1,916)
Stock-based compensation	—	—	220,019	2	1,957	—	—	—	1,959
Forfeiture of restricted stock	—	—	(296,384)	(2)	(900)	—	—	—	(902)
Shares withheld for payroll taxes	—	—	(88,604)	(1)	(156)	—	—	—	(157)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	371		371
Foreign currency translation adjustment	—	—	—	—	—	—	(26)	—	(26)
Balance at January 31, 2023	787,163	$8	23,522,995	$236	$262,924	$(167,115)	$4,049	$(3,567)	$96,535

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended January 31, 2022
	Common Stock, Series A		Common Stock, Series B		Additional paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Equity
Balance at November 1, 2021	787,163	$8	19,882,219	$198	$264,867	$(152,823)	$3,781	$(2,969)	$113,062
Net loss for the three months ended January 31, 2022	—	—	—	—	—	(2,321)	—	(244)	(2,565)
Stock-based compensation	—	—	63,360	1	8,031	—	—	—	8,032
Acquisition of additional ownership interest in LipoMedix	—	—	—	—	8	—	—	(8)	—
Forfeiture of restricted stock	—	—	(908,497)	(9)	(18,969)	—	—	—	(18,978)
Shares withheld for payroll taxes	—	—	(8,070)	—	(41)	—	—	—	(41)
Foreign currency translation adjustment	—	—	—	—	—	—	146	—	146
Balance at January 31, 2022	787,163	$8	19,029,012	$190	$253,896	$(155,144)	$3,927	$(3,221)	$99,656

	Six Months Ended January 31, 2022
	Common Stock, Series A		Common Stock, Series B		Additional paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Equity
Balance at August 1, 2021	787,163	$8	16,936,864	$169	$159,136	$(40,799)	$3,772	$14,418	$136,704
Net loss for the six months ended January 31, 2022	—	—	—	—	—	(114,345)	—	(17,631)	(131,976)
Stock-based compensation	—	—	63,360	1	15,882	—	—	—	15,883
Forfeiture of restricted stock	—	—	(908,497)	(9)	(18,969)	—	—	—	(18,978)
Common stock sold to investors	—	—	2,833,425	28	99,142	—	—	—	99,170
Transaction costs incurred in connection with sale of common stock	—	—	—	—	(6,228)	—	—	—	(6,228)
Common stock sold to related party	—	—	112,501	1	4,996	—	—	—	4,997
Acquisition of additional ownership interest in LipoMedix	—	—	—	—	8	—	—	(8)	—
Shares withheld for payroll taxes	—	—	(8,641)	—	(71)	—	—	—	(71)
Foreign currency translation adjustment	—	—	—	—	—	—	155	—	155
Balance at January 31, 2022	787,163	$8	19,029,012	$190	$253,896	$(155,144)	$3,927	$(3,221)	$99,656

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended January 31,
	2023	2022
Operating activities
Consolidated net loss	$(1,916)	$(131,976)
Less: Income (loss) from discontinued operations	6,543	(1,051)
Loss from continuing operations	(8,459)	(130,925)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	41	37
Net unrealized (gain) loss on investments - Hedge Funds	(251)	243
Realized gain on available-for-sale securities	(154)	—
Amortization of discount on available-for-sale securities	(220)	—
Impairment of investments - Other Pharmaceuticals	223	—
Impairment of cost method investment - Cornerstone Pharmaceuticals	—	79,141
Provision for loss on receivable from Cornerstone Pharmaceuticals pursuant to line of credit	—	25,000
Equity in loss of RP Finance	—	575
Provision for losses on related party receivables	—	10,095
Provision for doubtful accounts	—	37
Stock-based compensation, net	1,057	(3,095)
Amortization of debt issuance costs	—	250

Change in assets and liabilities, net of effects from discontinued operations:
Trade accounts receivable	(111)	(418)
Interest receivable	(174)	—
Prepaid expenses and other current assets	822	172
Other assets	(26)	107
Accounts payable and accrued expenses	(155)	5,360
Other current liabilities	30	98
Due to related parties	(69)	(79)
Due from Cornerstone Pharmaceuticals	—	(120)
Other liabilities	9	36
Net cash used in continuing operations	(7,437)	(13,486)
Net cash used in discontinued operations	(687)	(325)
Net cash used in operating activities	(8,124)	(13,811)

Investing activities
Payment to Cornerstone Pharmaceuticals pursuant to Line of Credit	—	(25,000)
Purchases of property and equipment	—	(2)
Payment to fund RP Finance Line of Credit	—	(1,875)
Purchases of available-for-sale securities	(113,137)	—
Proceeds from the sale and maturities of available-for-sale securities	71,383	—
Net cash used in investing activities of continuing operations	(41,754)	(26,877)
Proceeds from sale of 520 Property - discontinued operations	49,400	—
Payment of transaction costs for sale of 520 Property - discontinued operations	(1,229)	—
Purchases of property and equipment - discontinued operations	—	(60)
Net cash provided by (used in) investing activities of discontinued operations	48,171	(60)
Net cash provided by (used in) investing activities	6,417	(26,937)

Financing activities
Proceeds from issuance of common stock	—	104,167
Payment of transaction costs incurred in connection with sale of common stock	—	(6,228)
Payments for taxes related to shares withheld for employee taxes	(157)	(71)
Net cash (used in) provided by continuing operations	(157)	97,868
Payment of Note Payable in connection with sale of 520 Property - discontinued operations	(15,000)	—
Net cash (used in) provided by financing activities	(15,157)	97,868

Effect of exchange rate changes on cash and cash equivalents	(3)	51
Net (decrease) increase in cash and cash equivalents and restricted cash	(16,867)	57,171
Cash and cash equivalents, and restricted cash, beginning of period	26,537	12,854
Cash and cash equivalents, and restricted cash, end of period	$9,670	$70,025

Reconciliation of cash and restricted cash
Cash and cash equivalents	$9,670	$65,025
Restricted cash	—	5,000
Total cash and cash equivalents and restricted cash shown in statement of cash flows	$9,670	$70,025

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Description of Business

Rafael Holdings, Inc. (NYSE:RFL), (“Rafael Holdings”, “we” or the “Company”), a Delaware corporation, is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including an investment in Cornerstone Pharmaceuticals, Inc., formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, the activities of the Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and Rafael Medical Devices, Inc., a wholly owned orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries (“Rafael Medical Devices” and together with the Pharmaceutical Companies, the “Healthcare Companies”). In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. The Company’s primary focus is to invest in, fund, and develop novel cancer therapies. We further seek to expand our portfolio through opportunistic investments in therapeutics which address high unmet medical needs including through acquisitions and strategic investments.

Historically, the Company owned multiple real estate assets. In 2020, the Company sold an office building located in Piscataway, New Jersey and, on August 22, 2022, the Company sold the building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and several tenants and an associated public garage (the “520 Property”). See Note 3 for further details on the sale transaction. Currently, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining real estate asset.

The Company holds debt and equity investments in Cornerstone Pharmaceuticals that includes preferred and common equity interests and a warrant to purchase additional equity. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Cornerstone Pharmaceuticals in exchange for issuing Company Class B common stock to the other stockholders of Cornerstone Pharmaceuticals. On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Cornerstone Pharmaceuticals’ lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas. In addition, following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In connection with the preparation of the Company’s financial statements for the first quarter ended October 31, 2021, accounting principles generally accepted in the United States of America (“U.S. GAAP”) required that the Company assess the impact of the Data Events and determine whether the carrying values of the Company’s assets were impaired based upon the Company’s expectations to realize future value. In light of the Data Events, the Company concluded that the likelihood of further development of and prospects for CPI-613 is uncertain and fully impaired in the first quarter ended October 31, 2021 the value of its loans, receivables, and investment in Cornerstone Pharmaceuticals based upon its valuation of Cornerstone Pharmaceuticals. On February 2, 2022, the Company terminated the Merger Agreement with Cornerstone Pharmaceuticals, effective immediately, in accordance with its terms. Subsequently, on February 2, 2022, the Company withdrew its Registration Statement on Form S-4 related to the proposed Merger.

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

Operating results for the three and six months ended January 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2023. The balance sheet at July 31, 2022 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2022, or the 2022 Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Liquidity

As of January 31, 2023, the Company had cash and cash equivalents of approximately $9.7 million, and available-for-sale securities valued at approximately $79.2 million. On August 22, 2022, the Company received net proceeds of approximately $33 million in connection with the sale of the 520 Property (see Note 3 for further details). The Company expects the balance of cash and cash equivalents, and available-for-sale securities to be sufficient to meet our obligations for at least the next 12 months from the issuance of these consolidated financial statements.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited. For the three and six months ended January 31, 2023, including revenue from discontinued operations, related parties represented 39% and 43% of the Company’s revenue, respectively, and as of January 31, 2023, there were no customers that were a concentration of the Company’s accounts receivable balance. For the three and six months ended January 31, 2022, including revenue from discontinued operations, related parties represented 57% and 63% of the Company’s revenue, respectively, and as of January 31, 2022, two customers, one of which is a related party, represented 65% and 15% of the Company’s accounts receivable balance, respectively.

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

Corporate Bonds and US Treasury Bills

The Company’s marketable securities are considered to be available-for-sale as defined under ASC 320, Investments - Debt and Equity Securities, and are recorded at fair value. Unrealized gains or losses are included in accumulated other comprehensive loss. Realized gains or losses are released from accumulated other comprehensive loss and into earnings on the consolidated statements of operations and comprehensive loss.

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

Cost Method Investments - The Company has determined that Cornerstone Pharmaceuticals (see Note 4) is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cornerstone Pharmaceuticals that most significantly impact Cornerstone Pharmaceuticals’ economic performance. Due to the Data Events on October 28, 2021, the Company recorded an impairment related to the cost method investment in Cornerstone Pharmaceuticals during the three months ended October 31, 2021, and did not report a balance in this investment as of January 31, 2023.

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

Assets Held-for-Sale and Discontinued Operations

The Company classifies assets as held-for-sale if all held-for-sale criteria are met pursuant to ASC 360-10, Property, Plant and Equipment. Criteria include management commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets classified as held-for-sale are not depreciated and are measured at the lower of their carrying amount or fair value less cost to sell. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held-for-sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group.

Strategic changes in the Company’s operations can be considered a discontinued operation if both the operations and cash flows of the discontinued component have been (or will be) eliminated from the ongoing operations of the Company and the Company will not have any significant continuing involvement in the operations of the discontinued component after the disposal transaction. The results of the discontinued operations shall be reflected as a discontinued operation on the consolidated statements of operations and comprehensive loss and prior periods shall be recast to reflect the earnings from discontinued operations. As a result of the agreement to sell the 520 Property, the accompanying consolidated financial statements reflect the activity related to the sale of the 520 Property as discontinued operations. The Company determined that the 520 Property met the held-for-sale and discontinued operations criteria as of July 1, 2022. The 520 Property was disposed of during the three months ended October 31, 2022. See Note 3 for additional information regarding the results, major classes of assets and liabilities, significant non-cash operating items, and capital expenditures of discontinued operations.

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

The revenue derived from the 520 Property, which included leasing office and parking space to the tenants, is presented within discontinued operations in the consolidated statements of operations and comprehensive loss.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 3 – DISCONTINUED OPERATIONS

On July 1, 2022, the Company determined that the 520 Property met the held-for-sale criteria and the Company therefore classified the 520 Property as held-for-sale in the consolidated balance sheets at July 31, 2022. The sale of the 520 Property also represented a significant strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the Company has classified the results of operations related to the 520 Property as discontinued operations in the consolidated statements of operations and comprehensive loss. Depreciation on the 520 Property ceased on July 1, 2022, as a result of the 520 Property being classified as held-for-sale.

On August 22, 2022, Broad Atlantic Associates, LLC, a wholly-owned subsidiary of the Company, completed the sale of the 520 Property for an aggregate gross purchase price of $49.4 million.

The 520 Property was encumbered by a mortgage securing a $15 million note payable which was paid off in this transaction. Refer to Note 12 for further information on the note payable. After repaying the note payable, commissions, taxes, and other related costs, the Company received a net cash amount of approximately $33 million at closing.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The current portion of deferred rental income included in Prepaid Expenses and Other Current Assets was approximately $0 and $150 thousand as of January 31, 2023 and July 31, 2022, respectively. The noncurrent portion of deferred rental income included in Other Assets was approximately $0 and $1.3 million as of January 31, 2023 and July 31, 2022, respectively. The deferred rental income pertains to the 520 Property and was settled at the date of the sale of the 520 Property with the other working capital accounts of 520 Broad Street.

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

The following table details the components comprising net loss from our discontinued operations ($ in thousands):

	Three Months Ended January 31,
	2023	2022
Revenue from discontinued operations:
Rental – Third Party	$—	$187
Rental – Related Party	—	676
Parking	—	173
Total revenue from discontinued operations	—	1,036

Costs and expenses from discontinued operations:
General and administrative	157	784
Depreciation and amortization	—	363
Loss from discontinued operations	(157)	(111)

Interest expense	—	(397)
Loss from discontinued operations	$(157)	$(508)

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended January 31,
	2023	2022
Revenue from discontinued operations:
Rental – Third Party	$68	$339
Rental – Related Party	115	1,169
Parking	66	363
Total revenue from discontinued operations	249	1,871

Costs and expenses from discontinued operations:
General and administrative	403	1,402
Depreciation and amortization	—	726
Loss from discontinued operations	(154)	(257)

Interest expense	(87)	(794)
Loss from discontinued operations	(241)	(1,051)
Gain on disposal of discontinued operations	6,784	—
Gain (loss) from discontinued operations	$6,543	$(1,051)

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to the Data Events, on October 28, 2021, the Company recorded an impairment charge of approximately $79.1 million related to the cost method investment in Cornerstone Pharmaceuticals representing the total amount of the Company’s cost method investment. The impairment loss was included in “Impairment of cost method investment – Cornerstone Pharmaceuticals” in the consolidated statements of operations and comprehensive loss for the three months ended October 31, 2021.

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

The Company also recorded a loss on related party receivables of approximately $0.6 million and $1.5 million related to other amounts owed by Cornerstone Pharmaceuticals during the three and six months ended January 31, 2022, respectively. There were no amounts recorded during the six months ended January 31, 2023.

NOTE 5 – INVESTMENT IN RP FINANCE, LLC

On February 3, 2020, Cornerstone Pharmaceuticals entered into a Line of Credit with RP Finance (“RPF Line of Credit”) which provides a revolving commitment of up to $50,000,000 to fund clinical trials and other capital needs.

The Company owns 37.5% of the equity interests in RP Finance and is required to fund 37.5% of funding requests from Cornerstone Pharmaceuticals under the RPF Line of Credit. The Instrument owns 37.5% of the equity interests in RP Finance, and is required to fund 37.5% of funding requests from Cornerstone Pharmaceuticals under the RPF Line of Credit. The remaining 25% equity interests in RP Finance are owned by other stockholders of Cornerstone Pharmaceuticals.

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

In connection with entering into the RPF Line of Credit, Cornerstone Pharmaceuticals agreed to issue to RP Finance shares of its common stock representing 12% of the issued and outstanding shares of Cornerstone Pharmaceuticals common stock, with such interest subject to anti-dilution protection as set forth in the RPF Line of Credit.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has determined that RP Finance is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. Therefore, the Company will use the equity method of accounting to record its investment in RP Finance. The Company has recognized $0 in earnings from its ownership interests of 37.5% in RP Finance for the three months ended January 31, 2023 and 2022, respectively, and a loss of $0 and $575 thousand from its ownership interests of 37.5% in RP Finance for the six months ended January 31, 2023 and 2022, respectively. The assets and operations of RP Finance are not significant and the Company has identified the equity investment in RP Finance as a related party transaction (see Note 13).

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

As of January 31, 2023, the Company has funded a cumulative total of $9.375 million in accordance with its 37.5% ownership interests in RP Finance.

Impairment of Equity Method Investment

Due to the Data Events, during the three months ended October 31, 2021, the Company recorded equity in the loss of RP Finance of $575 thousand. As of January 31, 2023, the equity method investment on the Company’s balance sheet was $0, and no additional equity loss of RP Finance was recorded during the six months ended January 31, 2023. The Company was not obligated to guarantee obligations of RP Finance and is not committed to provided further financial support for RP Finance. Additionally, during the six months January 31, 2022, the Company recorded a loss on related party receivables of $9.375 million related to amounts owed by RP Finance.

NOTE 6 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

As of January 31, 2023, the Company held 84% of the issued and outstanding ordinary shares of LipoMedix and has consolidated this investment from the second quarter of fiscal 2018.

In March 2021, the Company provided bridge financing in the principal amount of up to $400,000 to LipoMedix with a maturity date of September 1, 2021, and an interest rate of 8% per annum. As of September 1, 2021, LipoMedix was in default on the terms of the loan and as such, the interest rate has increased to 15% per annum.

On November 15, 2021, the Company entered into a share purchase agreement with LipoMedix to purchase up to 15,975,000 ordinary shares at $0.1878 per share for an aggregate purchase price of $3.0 million (the “LipoMedix SPA”). Additionally, LipoMedix issued the Company a warrant to purchase up to 15,975,000 ordinary shares at an exercise price of $0.1878 per share which expired on November 11, 2022.

As of the date of the LipoMedix SPA, there was an outstanding loan balance including principal of $400 thousand and accrued interest of $21.8 thousand owed by LipoMedix to the Company on a note made by LipoMedix in favor of the Company issued in March 2021. The amount due on the loan was netted against the approximately $3.0 million aggregate purchase price due to LipoMedix, resulting in a cash payment by the Company of approximately $2.6 million in exchange for the 15,975,000 shares purchased. As a result of the share purchase, the Company’s ownership of LipoMedix increased to approximately 84% with a noncontrolling interest of approximately 16%. The Company recorded approximately $8 thousand to adjust the carrying amount of the noncontrolling interest to reflect the Company’s increased ownership interest in LipoMedix’s net assets.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities as of January 31, 2023 and July 31, 2022 are as follows:

January 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
U.S. Treasury Bills	$16,194	$185	$—	$16,379
Corporate bonds	62,695	3,483	(3,360)	62,818
Total available-for-sale securities	$78,889	$3,668	$(3,360)	$79,197

July 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
Corporate bonds	$36,761	$81	$(144)	$36,698
Total available-for-sale securities	$36,761	$81	$(144)	$36,698

During the three and six months ended January 31, 2023, the Company reclassified approximately $139 thousand and $154 thousand of unrealized gains out of accumulated other comprehensive loss related to the sale of available-for-sale securities into consolidated net loss in the consolidated statements of operations and comprehensive loss in realized gain on available-for-sale securities.

Maturities of corporate bonds and U.S. Treasury Bills held as of January 31, 2023 were all due within one year.

Marketable securities in an unrealized loss position as of January 31, 2023 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. The Company believes that it is more likely than not that it will receive a full recovery of par value on the securities, although there can be no assurance that such recovery will occur.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of January 31, 2023 and July 31, 2022:

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Available-for-sale securities - Corporate Bonds	$—	$62,818	$—	$62,818
Available-for-sale securities - U.S. Treasury Bills	16,379	—	—	16,379
Hedge funds	—	—	5,015	5,015
Total	$16,379	$62,818	$5,015	$84,212

	July 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Available-for-sale securities	$—	$36,698	$—	$36,698
Hedge funds	—	—	4,764	4,764
Total	$—	$36,698	$4,764	$41,462

As of January 31, 2023 and July 31, 2022, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Balance, beginning of period	$4,637	$5,479	$4,764	$5,268
Total gain (loss) included in earnings	378	(454)	251	(243)
Balance, end of period	$5,015	$5,025	$5,015	$5,025

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company holds $0.3 million in investments in securities in another entity that are not liquid, which were included in Investments - Other Pharmaceuticals in the accompanying consolidated balance sheets. The investment is accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative as defined within the guidance, and the Company recorded an impairment loss of $67 thousand and $0 for the three months ended January 31, 2023 and 2022, and $223 thousand and $0 for the six months ended January 31, 2023 and 2022, respectively.

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

Marketable securities. The Company’s available-for-sale securities are comprised of investments in fixed income corporate bonds and U.S. treasury bills which are recorded in available-for-sale securities on the consolidated balance sheet. These securities are recorded at fair value using market prices at January 31, 2023. The fair value estimates for corporate bonds and U.S treasury bills were classified as Level 2 and Level 1, respectively.

Other assets and other liabilities. At January 31, 2023 and July 31, 2022, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s financial instruments include trade accounts receivable, trade accounts payable, and due from related parties. The recorded carrying amounts of accounts receivable, accounts payable and due to related parties approximate their fair value due to their short-term nature.

NOTE 9 – TRADE ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	January 31, 2023	July 31, 2022
	(in thousands)
Accounts Receivable - Third Party	$295	$196
Accounts Receivable - Related Party	157	158
Less Allowance for Doubtful Accounts	(180)	(197)
Accounts Receivable, net	$272	$157

NOTE 10 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	January 31,	July 31,
	2023	2022
	(in thousands)
Building and Improvements	$2,505	$2,505
Other	68	68
	2,573	2,573
Less Accumulated Depreciation	(841)	(803)
Total	$1,732	$1,770

Other property and equipment consist of other equipment and miscellaneous computer hardware.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation expense pertaining to property and equipment was approximately $19 thousand and $18 thousand for the three months ended January 31, 2023 and 2022, respectively. Depreciation expense pertaining to property and equipment was approximately $41 thousand and $37 thousand for the six months ended January 31, 2023 and 2022, respectively.

The Company’s headquarters are located at 520 Broad Street in Newark, New Jersey, where it occupies office space and which was previously owned by the Company. The table above excludes the assets of the 520 Property which were classified as held-for-sale as of July 31, 2022 and subsequently sold on August 22, 2022. Refer to Note 3 for further information on the 520 Property.

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

The securities set forth below have been excluded from the calculation of diluted net loss per share for the three and six months ended January 31, 2023 and 2022 because inclusion of all such securities would have been anti-dilutive for all periods presented.

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Shares issuable upon exercise of stock options	953,347	1,026,777	953,347	1,026,777
Shares issuable upon vesting of restricted stock	994,179	79,600	994,179	79,600
Shares issuable upon exercise of warrants to purchase Class B common stock	—	26,189	—	26,189
	1,947,526	1,132,566	1,947,526	1,132,566

The diluted loss per share computation equals basic loss per share for the three and six months ended January 31, 2023 and 2022 because the Company had a net loss from continuing operations in all such periods and the impact of the assumed exercise of non-vested restricted shares, stock options, and warrants would have been anti-dilutive.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the basic and diluted loss per share calculations (in thousands, except for share and per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Numerator:
Net loss from continuing operations	$(3,252)	$(2,057)	$(8,459)	$(130,925)
Net loss attributable to noncontrolling interests	(159)	(244)	(258)	(17,631)
Numerator for net loss from continuing operations	(3,093)	(1,813)	(8,201)	(113,294)

Numerator for discontinued operations	(157)	(508)	6,543	(1,051)
Net loss attributable to Rafael Holdings, Inc.	$(3,250)	$(2,321)	$(1,658)	$(114,345)

Denominator:
Weighted average basic and diluted shares outstanding	23,155,018	19,713,127	23,085,612	19,332,630

Loss per share attributable to common shareholders
Basic and diluted:
Continuing operations	$(0.13)	$(0.09)	$(0.36)	$(5.86)
Discontinued operations	(0.01)	(0.03)	0.28	(0.05)
Total basic and diluted earnings (loss) per share	$(0.14)	$(0.12)	$(0.08)	$(5.91)

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest expense under the Note Payable, which is recognized in loss on discontinued operations, amounted to $0 and $87 thousand for the three and six months ended January 31, 2023, respectively, and $272 thousand and $544 thousand for the three and six months ended January 31, 2022, respectively.

Unamortized debt issuance costs on the Note Payable totaled approximately $0 and $222 thousand as of January 31, 2023 and 2022, respectively. Amortization of the debt discount on the Note Payable totaled approximately $0 and $125 thousand for the three months ended January 31, 2023 and 2022, and $0 thousand and $250 thousand for the six months ended January 31, 2023 and 2022, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

IDT Corporation

The Company has historically maintained an intercompany balance due to/from related parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT Corporation, or IDT, and payroll costs for the Company’s personnel that were paid by IDT. The Company receives rental income from IDT and various companies that may be deemed to be under common control with IDT. The Company recorded expense of approximately $20 thousand and $80 thousand in related party services to IDT for the three months ended January 31, 2023 and 2022, respectively. The Company recorded expense of approximately $88 thousand and $156 thousand in related party services to IDT for the six months ended January 31, 2023 and 2022, respectively, of which $0 and $80 thousand is included in Due to Related Parties at January 31, 2023 and 2022, respectively.

IDT leased approximately 80,000 square feet of office space plus parking at 520 Broad Street, Newark, New Jersey and leases approximately 3,600 square feet of office space in Jerusalem, Israel. The Company invoiced IDT $27 thousand for the three months ended January 31, 2023. The Company invoiced IDT approximately $175 thousand of which approximately $147 thousand is included in discontinued operations for office rent and parking during the three months ended January 31, 2022. The Company invoiced IDT approximately $156 thousand of which approximately $102 thousand is included in discontinued operations during the six months ended January 31, 2023. The Company invoiced IDT approximately $644 thousand of which approximately $589 thousand is included in discontinued operations for office rent and parking during the six months ended January 31, 2022. As of January 31, 2023 and July 31, 2022, IDT owed the Company approximately $156 thousand and $157 thousand, respectively, for office rent and parking.

Cornerstone Pharmaceuticals

Until October 31, 2021, the Company had provided Cornerstone Pharmaceuticals with administrative, finance, accounting, tax and legal services. Howard S. Jonas currently serves on the Board of Directors of Cornerstone Pharmaceuticals and owns an equity interest in Cornerstone Pharmaceuticals. The Company billed Cornerstone Pharmaceuticals $120 thousand for the six months ended January 31, 2022. As of January 31, 2023 and July 31, 2022, Cornerstone Pharmaceuticals owed the Company $720 thousand, for which a full allowance for uncollectibility has been recorded.

Due to the Data Events, in the six months ended January 31, 2022, the balance owed to the Company by Cornerstone Pharmaceuticals was fully reserved, resulting in a loss on related party receivable of $720 thousand (see Note 4).

Related Party Rental Income

The Company leased space to related parties (including IDT Corporation - see above) which represented approximately 39% and 63% of the Company’s total revenue for the three months ended January 31, 2023 and 2022, respectively. The Company leased space to related parties (including IDT Corporation - see above) which represented approximately 43% and 57% of the Company’s total revenue for the six months ended January 31, 2023 and 2022, respectively. The portion of related party rental income pertaining to the 520 Property has been classified in discontinued operations on the consolidated statements of operations and comprehensive loss for the three and six months ended January 31, 2023 and 2022.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RP Finance

For the three months ended January 31, 2023 and 2022 respectively, the Company recognized $0 from its ownership interests of 37.5% in RP Finance, respectively. For the six months ended January 31, 2023 and 2022, respectively, the Company recognized $0 and loss of $575 thousand in income from its ownership interests of 37.5% in RP Finance, respectively.

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

LipoMedix Pharmaceuticals, Ltd.

As of the date of the LipoMedix SPA, on November 15, 2021, there was an outstanding loan balance including principal of $400 thousand and accrued interest of $21.8 thousand owed by LipoMedix to the Company on the note from March 2021. The amount due on the loan was netted against the $3.0 million aggregate purchase price due LipoMedix, resulting in a cash payment by the Company of approximately $2.6 million in exchange for the 15,975,000 shares purchased. As a result of the share purchase, the Company’s ownership of LipoMedix increased to approximately 84% with a noncontrolling interest of approximately 16%.

NOTE 14 – INCOME TAXES

During the three months ended January 31, 2023 and 2022, the Company recognized an income tax provision of $5 thousand on loss from continuing operations before income tax of $3.2 million, and $4 thousand on a loss from continuing operations before income tax of $2.1 million, respectively. During the six months ended January 31, 2023 and 2022, the Company recognized an income tax provision of $10 thousand on loss from continuing operations before income tax of $8.4 million, and $4 thousand on a loss from continuing operations before income tax of $130.3 million, respectively. The change in income tax expense in relation to the loss before income tax during the three and six months ended January 31, 2023 compared to the three and six months ended January 31, 2022 was primarily due to differences in the amount of taxable (loss) income in the various taxing jurisdictions and the associated valuation allowances. As of January 31, 2023 and 2022, the Company recorded valuation allowances for the total deferred tax asset balances.

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

The Real Estate segment consists of the Company’s real estate holdings, comprised of a portion of a commercial building in Israel.

Operating results for the business segments of the Company are as follows:

(in thousands)	Healthcare	Real Estate	Total
Three Months Ended January 31, 2023
Revenues	$—	$70	$70
(Loss) income from operations	(4,281)	22	(4,259)
(Loss) income before income taxes	(3,269)	22	(3,247)

Three Months Ended January 31, 2022
Revenues	$—	$74	$74
(Loss) income from operations	(1,620)	21	(1,599)
(Loss) income before income taxes	(2,074)	21	(2,053)

(in thousands)	Healthcare	Real Estate	Total
Six Months Ended January 31, 2023
Revenues	$—	$140	$140
(Loss) income from operations	(9,445)	44	(9,401)
(Loss) income before income taxes	(8,493)	44	(8,449)

Six Months Ended January 31, 2022
Revenues	$—	$265	$265
(Loss) income from operations	(51,091)	142	(50,949)
(Loss) income before income taxes	(130,488)	142	(130,346)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-United States customers as a percentage of total revenues, which are inclusive of revenue from discontinued operations, were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended January 31,	2023	2022
Revenue from tenants located in Israel	100%	7%

Six Months Ended January 31,	2023	2022
Revenue from tenants located in Israel	36%	7%

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net long-lived assets and total assets held outside of the United States, which are located in Israel, were as follows:

(in thousands)	United States	Israel	Total
January 31, 2023
Long-lived assets, net	$299	$1,433	$1,732
Total assets	95,185	3,365	98,550

July 31, 2022
Long-lived assets, net	$305	$1,465	$1,770
Total assets	114,053	4,267	118,320

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may from time to time be subject to legal proceedings that may arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

In December 2022, the Company’s subsidiary Broad Atlantic Associates, LLC entered into a settlement agreement with a vendor providing for the payment by the Company of $113,000 representing payment in full for repair work done on the premises prior to our sale of the 520 Property. This amount is included in discontinued operations on the consolidated statements of operations and comprehensive loss.

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

On January 19, 2022, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan, and, following January 19, 2022, no new grants are to be awarded under the 2018 Equity Incentive Plan. Existing grants under the 2018 Equity Incentive Plan will not be impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants, and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. On January 19, 2022, the Company filed a Registration Statement on Form S-8 registering 1,919,025 shares Class B Common Stock reserved for issuance under the 2021 Plan. On November 28, 2022, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B Common Stock available for the grant of awards thereunder by an additional 696,770, which the stockholders approved on January 23, 2023. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 2,615,795 shares. As of January 31, 2023, there were 953,812 shares still available for issuance under the 2021 Plan.

On February 15, 2022, the Company filed a Registration Statement on Form S-3 (as amended on March 2, 2022) registering the resale by institutional investors (the “Institutional Investors”) of the shares purchased by them. The Registration Statement was declared effective on March 7, 2022.

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2022	1,021,277	$12.11	4.47	$—
Granted	150,000	2.10	9.98	—
Cancelled / Forfeited	(217,930)	—	—	—
Outstanding at January 31, 2023	953,347	$8.88	3.81	$—
Exercisable at January 31, 2023	642,740	$6.53	1.18	$—

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At January 31, 2023, there is unrecognized compensation costs related to non-vested stock options of $1.5 million, which are expected to be recognized over the next 3.7 years.

The value of option grants is calculated using the Black-Scholes option pricing model with the following assumptions for options granted during the six months ended January 31, 2023:

Risk-free interest rate	3.60%
Expected term (in years)	6.11
Expected volatility	95.00%
Expected dividend yield	—%

The options granted had a $1.59 weighted average grant date fair value during the six months ended January 31, 2023.

Rafael Medical Devices, Inc. Stock Options

The Rafael Medical Devices, Inc. 2022 Equity Incentive Plan (the “RMD 2022 Plan”) was created and adopted by the Company in May 2022. The RMD 2022 Plan allows for the issuance of up to 10,000 shares of Class B common stock which may be awarded in the form of incentive stock options or restricted shares. There are 4,734 shares available for issuance under the RMD 2022 Plan as of January 31, 2023.

A summary of stock option activity for Rafael Medical Devices, Inc. is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2022	5,266	$3.82	9.76	$—
Granted	—	—	—	—
Outstanding at January 31, 2023	5,266	$3.82	9.26	—
Exercisable at January 31, 2023	2,633	$3.82	9.26	$—

At January 31, 2023, there are unrecognized compensation costs related to non-vested stock options of $8 thousand, which are expected to be recognized over the next 1.93 years.

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

On June 14, 2022, the Company issued 452,130 shares of Class B restricted stock to Howard S. Jonas.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2023, the Company issued 120,019 shares of Class B restricted stock to certain members of its Board of Directors, and 100,000 shares of Class B restricted stock to its new Chief Financial Officer.

During January 2023, 296,384 shares of Class B restricted stock were cancelled or forfeited due to (i) the cancellation of 285,036 shares of restricted stock in connection with the departure of the Company’s former Chief Financial Officer and (ii) the remaining shares forfeited upon the termination of certain employees of the Company.

In connection with Patrick Fabbio’s January 27, 2023 departure as the Company’s Chief Financial Officer, the Company and Mr. Fabbio entered into a Separation and General Release Agreement (the “Separation Agreement”), which provides, among other things, that the Company shall pay Mr. Fabbio severance in the amount of $307,913, which is included in selling, general and administrative expense on the consolidated statement of operations and comprehensive loss for the three and six months ended January 31, 2023.

In connection with the termination of Mr. Fabbio’s position as Chief Financial Officer of the Company, there was a material forfeiture of his Class B restricted shares and stock options resulting in a reversal of approximately $915 thousand in stock-based compensation expense that was previously recorded to selling, general and administrative expense.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2022	1,507,373	$4.22
Granted	220,019	1.99
Vested	(436,829)	3.55
Cancelled / Forfeited	(296,384)	(5.05)
Non-vested shares at January 31, 2023	994,179	$3.77

At January 31, 2023, there was $2.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next four years.

On November 21, 2021, Ameet Mallik resigned as Chief Executive Officer of the Company, effective January 31, 2022. In connection with his resignation, there was a material forfeiture of the former CEO’s Class B restricted shares, resulting in a reversal of approximately $19.0 million in stock-based compensation expense that was previously recorded to selling, general and administrative expense. Additionally, pursuant to the terms of his employment agreement, the Company paid $5.0 million relating to his severance payout, which is included in selling, general and administrative expense on the consolidated statement of operations and comprehensive loss for the three and six months ended January 31, 2022.

A summary of the stock-based compensation expense for the Company’s equity incentive plans is presented below:

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2023	2022	2023	2022
General and administrative	$884	$7,758	$1,967	$15,426
Research and development	43	274	140	457
Forfeiture of RSUs within general and administrative	(931)	(18,978)	(931)	(18,978)
Forfeiture of RSUs within research and development	$(119)	$—	$(119)	$—
Net stock-based compensation expense	$(123)	$(10,946)	$1,057	$(3,095)

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 18 – LEASES

The Company is the lessor of the Israeli property which is leased to tenants under net operating leases with a term expiration date within 2025. Lease income included on the consolidated statements of operations and comprehensive loss was $0.1 million and $0.1 million for the three months ended January 31, 2023 and 2022, respectively, and $0.1 million and $0.1 million for the six months ended January 31, 2023 and 2022, respectively. During the three and six months ended January 31, 2023 and 2022, no real estate property taxes were included in rental income.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of January 31, 2023, under non-cancellable operating leases which expire on various dates through 2028 are as follows:

Year ending July 31,	Related Parties	Other	Total
	(in thousands)
2023 (remaining)	$38	$—	$38
2024	77	—	77
2025	78	—	78
Total Minimum Future Rental Income	$193	$—	$193

A related party has the right to terminate the Israeli lease upon four months’ notice.

NOTE 19 – SUBSEQUENT EVENTS

Investment in LipoMedix Pharmaceuticals Ltd.

On February 9, 2023, the Company entered into a Share Purchase Agreement with LipoMedix Pharmaceuticals Ltd. in which LipoMedix sold 70,000,000 ordinary shares to the Company at a price per share of $0.03 and an aggregate sale price of approximately $2.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rafael Holdings, Inc. (NYSE:RFL), (“Rafael Holdings,” “we” or the “Company”), a Delaware corporation, is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including an investment in Cornerstone Pharmaceuticals, Inc., formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, the activities of the Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and Rafael Medical Devices, Inc., a wholly-owned orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries (“Rafael Medical Devices” and together with the Pharmaceutical Companies, the “Healthcare Companies”). In November 2022, we resolved to curtail our early-stage development efforts, including pre-clinical research at the Barer. The decision was taken to reduce spending as we focus on exploring strategic opportunities. The Company’s primary focus is to invest in, fund, and develop novel cancer therapies. We further seek to expand our portfolio through opportunistic investments in therapeutics which address high unmet medical needs including through acquisitions and strategic investments. We are currently evaluating external opportunities to acquire or strategically invest in later stage assets which have the potential to achieve meaningful clinical milestones, improve the lives of patients and increase our shareholder value.

Historically, the Company owned real estate assets. In 2020, the Company sold an office building located in Piscataway, New Jersey and on August 22, 2022, the Company sold the building at 520 Broad Street in Newark, New Jersey and an associated public garage. Currently, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining real estate asset.

The Company holds debt and equity investments in Cornerstone Pharmaceuticals, Inc., or Cornerstone Pharmaceuticals, that include preferred and common equity interests and a warrant to purchase additional equity. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Cornerstone Pharmaceuticals in exchange for issuing Company Class B common stock to the other stockholders of Cornerstone Pharmaceuticals. On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Cornerstone Pharmaceuticals’ lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas. In addition, following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In light of the Data Events, the Company concluded that the prospects for CPI-613 were uncertain and fully impaired in its financial statements for the year ended July 31, 2022, the value of its loans, receivables, and investment in Cornerstone Pharmaceuticals based upon its valuation of Cornerstone Pharmaceuticals.

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

As of January 31, 2023, the Company’s commercial real estate holdings consisted of a portion of a commercial building in Israel. On August 22, 2022, the Company completed the sale of the building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company for a purchase price of approximately $49.4 million and realized net proceeds of approximately $33 million.

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

On February 9, 2023, the Company entered into a Share Purchase Agreement with LipoMedix Pharmaceuticals Ltd. in which LipoMedix sold 70,000,000 ordinary shares to the Company at a price per share of $0.03 and an aggregate sale price of approximately $2.1 million.

In connection with Patrick Fabbio’s January 27, 2023 departure as the Company’s Chief Financial Officer, the Company and Mr. Fabbio entered into a Separation and General Release Agreement (the “Separation Agreement”), which provides, among other things, that we shall pay Mr. Fabbio severance in the amount of $307,913, which is included in selling, general and administrative expense on the consolidated statement of operations and comprehensive loss for the three and six months ended January 31, 2023.

In connection with the termination of Mr. Fabbio’s position as Chief Financial Officer, there was a material forfeiture of his Class B restricted shares and stock options resulting in a reversal of approximately $915 thousand in stock-based compensation expense that was previously recorded to selling, general and administrative expense.

On November 21, 2021, Ameet Mallik resigned as Chief Executive Officer, effective January 31, 2022. In connection with his resignation, there was a material forfeiture of the former CEO’s Class B restricted shares, resulting in a reversal of approximately $19.0 million in stock-based compensation expense that was previously recorded to selling, general and administrative expense. Additionally, pursuant to the terms of his employment agreement, we paid $5.0 million relating to his severance payout, which is included in selling, general and administrative expense on the consolidated statement of operations and comprehensive loss for the three and six months ended January 31, 2022.

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

Healthcare Segment

Our consolidated expenses for our Healthcare segment were as follows:

	Three Months Ended January 31,		Change
	2023	2022	$	%
	(in thousands)
General and administrative	$(2,053)	$1,715	(3,768)	220%
Research and development	(2,225)	(3,335)	1,110	33%
Depreciation	(3)	—	(3)	—%
Loss from continuing operations	$(4,281)	$(1,620)	(2,661)	(164)%

	Six Months Ended January 31,		Change
	2023	2022	$	%
	(in thousands)
General and administrative	$(5,130)	$(10,507)	5,377	51%
Research and development	(4,306)	(5,488)	1,182	22%
Depreciation	(9)	(1)	(8)	—%
Provision for loss on receivable from Cornerstone Pharmaceuticals pursuant to line of credit	—	(25,000)	25,000	(100)%
Provision for losses on related party receivables	—	(10,095)	10,095	(100)%
Loss from continuing operations	$(9,445)	$(51,091)	41,646	82%

To date, the Healthcare segment has not generated any revenues. The entirety of the expenses in the Healthcare segment relate to the activities of LipoMedix, Barer, Farber, and Rafael Medical Devices. As of January 31, 2023, we held a 100% interest in Barer, an 84% interest in LipoMedix, a 93% interest in Farber, and a 100% interest in Rafael Medical Devices.

General and administrative expenses. General and administrative expenses consist mainly of payroll, stock-based compensation expense, benefits, facilities, consulting and professional fees. The increase in general and administrative expenses during the three months ended January 31, 2023 compared to the three months ended January 31, 2022 is primarily due to a net increase in stock-based compensation of approximately $11.2 million due to a material forfeiture in the three months ended January 31, 2022, partially offset by a decrease in severance pay of approximately $5.1 million, a decrease in payroll expense of approximately $1.7 million, a decrease of approximately $0.4 million in legal expense, a decrease of approximately $0.1 million in other general and administrative expenses, and a decrease in professional fees of approximately $0.1 million.

The decrease in general and administrative expenses during the six months ended January 31, 2023 compared to the six months ended January 31, 2022 is primarily due to a decrease in severance expense of approximately $5.1 million, a decrease in payroll expense of approximately $2.5 million, a decrease in legal expense of approximately $1.0 million, a decrease in professional fees of approximately $0.8 million, and a decrease in other general and administrative expenses of approximately $0.5 million, offset by a net increase in stock based compensation expense of approximately $4.5 million due to a material forfeiture in the six months ended January 31, 2022.

Research and development expenses. Research and development expenses decreased for the three and six months ended January 31, 2023 as compared to the corresponding period in fiscal 2022. Research and development expenses are derived from activity at Barer, LipoMedix, Farber, and Rafael Medical Devices. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at the Barer Institute. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities.

Loss on line of credit. Due to the Data Events, in the six months ended January 31, 2022, the Company recorded a full reserve on the $25 million due to the Company from Cornerstone Pharmaceuticals related to the Line of Credit Agreement.

Loss on related party receivables. Due to the Data Events, in the six months ended January 31, 2022, the Company recorded a loss of approximately $10.1 million related to the full reserve recorded on the RP Finance receivable of $9.375 million, and a full reserve recorded on the Cornerstone Pharmaceuticals receivable of $720 thousand.

Real Estate Segment

The revenue and expenses of the 520 Property have been excluded from the real estate segment in the figures below due to its classification of held-for-sale and discontinued operations, and the sale of the 520 Property on August 22, 2022. The Real Estate segment consists of a portion of a commercial building in Israel. Our consolidated income and expenses for our Real Estate segment were as follows:

	Three Months Ended January 31,		Change
	2023	2022	$	%
	(in thousands)
Rental – Third Party	$43	$45	(2)	(4)%
Rental – Related Party	27	29	(2)	(7)%
General and administrative	(32)	(35)	3	9%
Depreciation and amortization	(16)	(18)	2	11%
Income from continuing operations	$22	$21	1	(5)%

	Six Months Ended January 31,		Change
	2023	2022	$	%
	(in thousands)
Rental – Third Party	$86	$89	(3)	(3)%
Rental – Related Party	54	56	(2)	(4)%
Other – Related Party	—	120	(120)	(100)%
General and administrative	(64)	(87)	23	26%
Depreciation and amortization	(32)	(36)	4	11%
Income from continuing operations	$44	$142	(98)	69%

Other - Related Party. Other – related party revenues decreased by approximately $120 thousand during the six months ended January 31, 2023, compared to the six months ended January 31, 2022. During the year ended July 31, 2022, the Company only billed Cornerstone Pharmaceuticals $120 thousand for the first quarter of 2022 for administrative, finance, accounting, tax, and legal services. As of July 31, 2022, Cornerstone Pharmaceuticals owed the Company $720 thousand, for which a full allowance for uncollectibility has been recorded.

General and administrative expenses. General and administrative expenses consist mainly of payroll, benefits, facilities, consulting and professional fees. The decrease in general and administrative expenses of approximately $3 thousand and $23 thousand during the three and six months ended January 31, 2023 compared to the three and six months ended January 31, 2022 is primarily due to a decrease in professional fees.

Consolidated Operations

Our consolidated income and expense line items below loss from operations were as follows:

	Three Months Ended January 31,		Change
	2023	2022	$	%
	(in thousands)
Loss from continuing operations	$(4,259)	$(1,599)	(2,660)	(166)%
Interest income	562	—	562	(100)%
Impairment of investments - Other Pharmaceuticals	(67)	—	(67)	(100)%
Realized gain on available-for-sale securities	139	—	139	(100)%
Unrealized gain (loss) on investments - Hedge Funds	378	(454)	832	(183)%
Loss from continuing operations before income taxes	(3,247)	(2,053)	(1,194)	(58)%
Provision for income taxes	(5)	(4)	(1)	(25)%
Consolidated net loss from continuing operations	(3,252)	(2,057)	(1,195)	(58)%
Loss from discontinued operations related to 520 Property	(157)	(508)	351	69%
Net loss attributable to noncontrolling interests	(159)	(244)	85	35%
Net loss attributable to Rafael Holdings, Inc.	$(3,250)	$(2,321)	$(929)	(40)%

	Six Months Ended January 31,		Change
	2023	2022	$	%
	(in thousands)
Loss from continuing operations	$(9,401)	$(50,949)	41,548	82%
Interest expense	—	(13)	13	100%
Interest income	770	—	770	(100)%
Impairment of investments - Other Pharmaceuticals	(223)	—	(223)	(100)%
Impairment of cost method investment - Cornerstone Pharmaceuticals	—	(79,141)	79,141	(100)%
Realized gain on available-for-sale securities	154	—	154	(100)%
Unrealized gain (loss) on investments - Hedge Funds	251	(243)	494	(203)%
Loss from continuing operations before income taxes	(8,449)	(130,346)	121,897	94%
Provision for income taxes	(10)	(4)	(6)	(150)%
Equity in loss of RP Finance	—	(575)	575	(100)%
Consolidated net loss from continuing operations	(8,459)	(130,925)	122,466	94%
Income (loss) from discontinued operations related to 520 Property	6,543	(1,051)	7,594	723%
Net loss attributable to noncontrolling interests	(258)	(17,631)	17,373	99%
Net loss attributable to Rafael Holdings, Inc.	$(1,658)	$(114,345)	$112,687	99%

Interest income. Interest income was $562 thousand and $0 for three months ended January 31, 2023 and 2022, respectively. Interest income was $770 thousand and $0 for the six months ended January 31, 2023 and 2022, respectively. The increase is primarily due to the interest income earned on our investments in available-for-sale securities.

Impairment of investments - Other Pharmaceuticals. We recorded an impairment loss of $67 thousand and $223 thousand for the three and six months ended January 31, 2023, respectively, related to our investment in Nanovibronix using the measurement alternative.

Impairment of cost method investment - Cornerstone Pharmaceuticals. In connection with the Data Events, during the six months ended January 31, 2022, we recorded a full impairment charge to our cost method investment in Cornerstone Pharmaceuticals in the amount of $79 million.

Realized gain on available-for-sale securities. We recorded a realized gain of approximately and $139 thousand and $154 thousand related to the sale of available-for-sale securities for the three and six months ended January 31, 2023, respectively.

Unrealized (loss) gain on investments - Hedge Funds. We recorded unrealized losses of approximately $378 thousand and gains of $454 thousand for three months ended January 31, 2023 and 2022, respectively. We recorded unrealized losses of approximately $251 thousand and gains of $243 thousand for the six months ended January 31, 2023 and 2022, respectively.

Equity in (loss) earnings of RP Finance. We recognized a loss of $575 thousand from our ownership interest in RP Finance for the six months ended January 31, 2022. As of July 31, 2022, the equity method investment in RP Finance on our balance sheet was $0, and no additional equity loss of RP Finance was recorded subsequent to the year ended July 31, 2022.

Income (loss) from discontinued operations related to 520 Property. Discontinued operations include: (i) rental and parking revenues, (ii) payroll, benefits, facilities, consulting and professional fees dedicated to 520 Property, (iii) depreciation and amortization expenses, (iv) interest (including amortization of debt issuance costs) on the note payable on the Property, and (v) gain on the disposal of the building. The operating results of these items are presented in our consolidated statements of operations and comprehensive loss as discontinued operations for all periods presented. The decrease in the net loss attributable to discontinued operations for the three months ended January 31, 2023 as compared to the three months ended January 31, 2022 was due to a $1.0 million decrease in rental revenue, slightly offset by an approximate $397 thousand decrease in interest expense, a $627 thousand decrease in general and administrative expenses (which is primarily comprised of a decrease in real estate taxes, utilities, other building related repairs and maintenance expenses totaling approximately $615 thousand), and a $363 thousand decrease in depreciation and amortization expense due to no depreciation expense during the three months ended January 31, 2023 as depreciation stopped as of July 1, 2022 when the 520 Property was classified as held-for-sale.

The increase in the net income attributable to discontinued operations for the six months ended January 31, 2023 as compared to the six months ended January 31, 2022 was due to a gain on the sale of the 520 Property of $6.8 million, an approximate $707 thousand decrease in interest expense, partially offset by a $1.6 million decrease in rental revenue, a $999 thousand decrease in general and administrative expenses (which is primarily comprised of a decrease in real estate taxes, utilities other building related repairs, maintenance expenses, and other expenses totaling approximately $1.1 million, slightly offset by a $129 thousand increase in expense related to the write-off of deferred rental income), and a $726 thousand decrease in depreciation and amortization expense due to no depreciation expense during the six months ended January 31, 2023 as depreciation stopped as of July 1, 2022 when the 520 Property was classified as held-for-sale.

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

Liquidity and Capital Resources

	January 31,	July 31,	Change
	2023	2022	$	%
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$9,670	$26,537	(16,867)	(64)%
Working capital	87,999	87,321	678	1%
Total assets	98,550	118,320	(19,770)	(17)%
Note payable, net of debt issuance costs, held-for-sale	—	15,000	(15,000)	(100)%
Total equity attributable to Rafael Holdings, Inc.	100,102	100,515	(413)	—%
Noncontrolling interests	(3,567)	(3,309)	(258)	8%
Total equity	96,535	97,206	(671)	(1)%

	For the Six Months Ended January 31,		Change
	2023	2022	$	%
Cash flows (used in) provided by	(in thousands)
Operating activities from continuing operations	$(7,437)	$(13,486)	6,049	(45)%
Investing activities from continuing operations	(41,754)	(26,877)	(14,877)	55%
Financing activities from continuing operations	(157)	97,868	(98,025)	(100)%
Effect of exchange rates on cash and cash equivalents	(3)	51	(54)	(106)%
Operating, investing, and financing activities from discontinued operations	32,484	(385)	32,869	(8,537)%
(Decrease) increase in cash and cash equivalents	$(16,867)	$57,171	(74,038)

Capital Resources

As of January 31, 2023, we held cash and cash equivalents of approximately $9.7 million, and available-for-sale securities valued at approximately $79.2 million. On August 22, 2022, the Company received net proceeds of approximately $33 million in connection with the sale of the 520 Property (see Note 3 for further details). The Company expects the balance of cash and cash equivalents, and available-for-sale-securities, to be sufficient to meet our obligations for at least the 12 months from the filing of this Quarterly Report in Form 10-Q.

Operating Activities

The decrease in cash used in operating activities for the six months ended January 31, 2023 as compared to the six months ended January 31, 2022 was primarily related to lower net loss from continuing operations of $8.5 million in fiscal 2023 as compared to the corresponding period in fiscal 2022, and the impact from non-cash items, primarily stock-based compensation of $1.1 million, an impairment loss of $0.2 million on our investment in Nanovibronix, and a net unrealized loss on investments - Hedge Funds of $0.3 million. This is coupled with an increase in accounts payable and accrued expenses of $0.2 million, a decrease in prepaid expenses and other current assets of $0.8 million, as well as other changes in assets and liabilities.

Cash used in operating activities for the six months ended January 31, 2022 was primarily related to the net loss from continuing operations of $130.9, offset by the impact from non-cash items, primarily the impairment of cost method investment in Cornerstone Pharmaceuticals of $79 million, the reserve on the amounts due to the Company from Cornerstone Pharmaceuticals related to the Line of Credit Agreement for $25 million, the reserve on receivables due from Cornerstone Pharmaceuticals totaling $10.1 million, and stock-based compensation, net of $(3.1) million, as well as other changes in assets and liabilities.

Investing Activities

Cash used in investing activities for the six months ended January 31, 2023 was primarily due to purchases of available-for-sale securities of approximately $113.1 million, partially offset by proceeds of $71.4 million from the sale of available-for-sale securities.

Cash used in investing activities for the six months ended January 31, 2022 was primarily related to amounts loaned to Cornerstone Pharmaceuticals of approximately $25 million pursuant to the Line of Credit Agreement and the payments to fund our portion of advances under the line of credit between RP Finance and Cornerstone Pharmaceuticals in the amount of approximately $1.9 million.

Financing Activities

Cash used in financing activities for the six months ended January 31, 2023 was primarily related to payments for taxes related to shares withheld for employee taxes.

Cash provided by financing activities for the six months ended January 31, 2022 was primarily related to proceeds of approximately $104.2 million related to the sale of our common stock to investors and a related party, partially offset by payment of transaction costs of $6.2 million.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Operating, Financing, and Investing Activities from Discontinued Operations

The cash flows from discontinued operations - 520 Property represents the net income excluding non-cash depreciation and amortization, as well as the proceeds from the sale of the 520 Property. For the six months ended January 31, 2023, net cash used in operating activities totaled $0.7 million. Net cash provided in investing activities of $48.2 million related to proceeds from sale of the 520 Property of $49.4 million, slightly offset by payment of transaction costs of $1.2 million. Net cash used in financing activities of $15.0 million related to the payment of the Note Payable in connection with sale of the 520 Property. For the six months ended January 31, 2022, net cash used in operating activities totaled $0.3 million. Net cash used in investing activities totaled $60 thousand.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2022 Form 10-K. There have been no material changes in our critical accounting policies and procedures during the six months ended January 31, 2023.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations, that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2023.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 14, 2023	Rafael Holdings, Inc.

	By:	/s/ William Conkling
William Conkling Chief Executive Officer

	By:	/s/ David Polinsky
David Polinsky Chief Financial Officer