Form 10-Q
period 2023-04-30
Rafael Holdings, Inc.
filed 2023-06-13
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2023.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of June 9, 2023 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	23,507,565 shares (excluding 128,410 treasury shares)

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	April 30, 2023	July 31, 2022
ASSETS		Note 2
CURRENT ASSETS
Cash and cash equivalents	$15,441	$26,537
Available-for-sale securities	66,962	36,698
Interest receivable	352	140
Convertible note receivable, related party	1,898	—
Accounts receivable, net of allowance for doubtful accounts of $180 and $197 at April 30, 2023 and July 31, 2022, respectively	249	157
Prepaid expenses and other current assets	146	4,621
Assets held-for-sale	—	40,194
Total current assets	85,048	108,347

Property and equipment, net	1,713	1,770
Investments – Other Pharmaceuticals	126	477
Investments – Hedge Funds	4,884	4,764
Investment - Day Three	3,000	—
In-process research and development and patents	1,575	1,575
Other assets	9	1,387
TOTAL ASSETS	$96,355	$118,320

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$616	$564
Accrued expenses	592	1,875
Other current liabilities	174	3,518
Due to related parties	29	69
Note payable, net of debt issuance costs, held-for-sale	—	15,000
Total current liabilities	1,411	21,026

Other liabilities	52	88
TOTAL LIABILITIES	1,463	21,114

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of April 30, 2023 and July 31, 2022, respectively	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 23,636,084 issued and 23,507,108 outstanding as of April 30, 2023, and 23,712,449 issued and 23,687,964 outstanding as of July 31, 2022, respectively	236	237
Additional paid-in capital	263,505	262,023
Accumulated deficit	(168,552)	(165,457)
Accumulated other comprehensive loss related to unrealized loss on available-for-sale securities	(389)	(63)
Accumulated other comprehensive income related to foreign currency translation adjustment	3,720	3,767
Total equity attributable to Rafael Holdings, Inc.	98,528	100,515
Noncontrolling interests	(3,636)	(3,309)
TOTAL EQUITY	94,892	97,206
TOTAL LIABILITIES AND EQUITY	$96,355	$118,320

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
REVENUE
Rental – Third Party	$44	$48	$130	$137
Rental – Related Party	27	28	81	84
Other – Related Party	—	—	—	120
Total revenue	71	76	211	341

COSTS AND EXPENSES
General and administrative	2,343	3,336	7,537	13,930
Research and development	740	1,413	5,046	6,901
Depreciation and amortization	19	17	60	54
Provision for loss on receivable from Cornerstone Pharmaceuticals pursuant to line of credit	—	—	—	25,000
Provision for losses on related party receivables	—	—	—	10,095
Loss from operations	(3,031)	(4,690)	(12,432)	(55,639)

Interest expense	—	(1)	—	(19)
Interest income	1,531	53	2,301	58
Impairment of investments - Other Pharmaceuticals	(128)	—	(351)	—
Impairment of cost method investment - Cornerstone Pharmaceuticals	—	—	—	(79,141)
Realized gain (loss) on available-for-sale securities	—	(2)	154	(2)
Unrealized gain (loss) on investments - Hedge Funds	(131)	(341)	120	(584)
Loss from continuing operations before income taxes	(1,759)	(4,981)	(10,208)	(135,327)
Benefit from (provision for) income taxes	269	(2)	259	(6)
Equity in loss of RP Finance	—	—	—	(575)
Consolidated net loss from continuing operations	(1,490)	(4,983)	(9,949)	(135,908)

Discontinued Operations (Note 3)
Loss from discontinued operations related to 520 Property	—	(565)	(241)	(1,616)
Gain on disposal of 520 Property	—	—	6,784	—
(Loss) income from discontinued operations	—	(565)	6,543	(1,616)

Consolidated net loss	(1,490)	(5,548)	(3,406)	(137,524)
Net loss attributable to noncontrolling interests	(53)	(19)	(311)	(17,650)
Net loss attributable to Rafael Holdings, Inc.	$(1,437)	$(5,529)	$(3,095)	$(119,874)

OTHER COMPREHENSIVE LOSS
Consolidated net loss	$(1,490)	$(5,548)	$(3,406)	$(137,524)
Unrealized loss on available-for-sale securities	(697)	(48)	(326)	(48)
Foreign currency translation adjustment	(21)	(160)	(47)	(5)
Total comprehensive loss	(2,208)	(5,756)	(3,779)	(137,577)
Comprehensive (loss) income attributable to noncontrolling interests	(53)	4	(308)	(17,677)
Total comprehensive loss attributable to Rafael Holdings, Inc.	$(2,155)	$(5,760)	$(3,471)	$(119,900)

Loss per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(0.06)	$(0.25)	$(0.42)	$(6.07)
Discontinued operations	—	(0.03)	$0.28	(0.09)
Total basic and diluted (loss) per share	$(0.06)	$(0.28)	$(0.14)	$(6.16)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	23,372,136	19,759,114	23,179,364	19,472,178

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

 (unaudited, in thousands, except share data)

	Three Months Ended April 30, 2023
							Accumulated
	Common Stock, Series A		Common Stock, Series B		Additional paid-in	Accumulated	other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Income	interests	Equity
Balance at January 31, 2023	787,163	$8	23,522,995	$236	$262,924	$(167,115)	$4,049	$(3,567)	$96,535
Net loss for the three months ended April 30, 2023	—	—	—	—	—	(1,437)	—	(53)	(1,490)
Stock-based compensation	—	—	—	—	591	—	—	—	591
Shares withheld for payroll taxes	—	—	(15,887)	—	(26)	—	—	—	(26)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(697)	—	(697)
Acquisition of additional ownership interest in LipoMedix	—	—	—	—	16	—	—	(16)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(21)	—	(21)
Balance at April 30, 2023	787,163	$8	23,507,108	$236	$263,505	$(168,552)	$3,331	$(3,636)	$94,892

	Nine Months Ended April 30, 2023
	Common Stock, Series A		Common Stock, Series B		Additional paid-in-	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Equity
Balance at August 1, 2022	787,163	$8	23,687,964	$237	$262,023	$(165,457)	$3,704	$(3,309)	$97,206
Net loss for the nine months ended April 30, 2023	—	—	—	—	—	(3,095)	—	(311)	(3,406)
Stock-based compensation	—	—	220,019	2	2,549	—	—	—	2,551
Forfeiture of restricted stock	—	—	(296,384)	(2)	(901)	—	—	—	(903)
Shares withheld for payroll taxes	—	—	(104,491)	(1)	(182)	—	—	—	(183)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(326)	—	(326)
Acquisition of additional ownership interest in LipoMedix	—	—	—	—	16	—	—	(16)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(47)	—	(47)
Balance at April 30, 2023	787,163	$8	23,507,108	$236	$263,505	$(168,552)	$3,331	$(3,636)	$94,892

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

 (unaudited, in thousands, except share data)

	Three Months Ended April 30, 2022
	Common Stock, Series A		Common Stock, Series B		Additional paid-in-	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Equity
Balance at January 31, 2022	787,163	$8	19,029,012	$190	$253,896	$(155,144)	$3,927	$(3,221)	$99,656
Net loss for the three months ended April 30, 2022	—	—	—	—	—	(5,529)	—	(19)	(5,548)
Stock-based compensation	—	—	987,542	10	997	—	—	—	1,007
Forfeiture of restricted stock	—	—	(34,808)	—	—	—	—	—	—
Shares withheld for payroll taxes	—	—	(589)	—	(1)	—	—	—	(1)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(48)	—	(48)
Foreign currency translation adjustment	—	—	—	—	—	—	(160)	—	(160)
Balance at April 30, 2022	787,163	$8	19,981,157	$200	$254,892	$(160,673)	$3,719	$(3,240)	$94,906

	Nine Months Ended April 30, 2022
	Common Stock, Series A		Common Stock, Series B		Additional paid-in-	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Equity
Balance at July 31, 2021	787,163	$8	16,936,864	$169	$159,136	$(40,799)	$3,772	$14,418	$136,704
Net loss for the nine months ended April 30, 2022	—	—	—	—	—	(119,874)	—	(17,650)	(137,524)
Stock-based compensation	—	—	1,050,902	11	16,879	—	—	—	16,890
Forfeiture of restricted stock	—	—	(943,305)	(9)	(18,969)	—	—	—	(18,978)
Common stock sold to investors	—	—	2,833,425	28	99,142	—	—	—	99,170
Transaction costs incurred in connection with sale of common stock	—	—	—	—	(6,228)	—	—	—	(6,228)
Common stock sold to related party	—	—	112,501	1	4,996	—	—	—	4,997
Acquisition of additional ownership interest in LipoMedix	—	—	—	—	8	—	—	(8)	—
Shares withheld for payroll taxes	—	—	(9,230)	—	(72)	—	—	—	(72)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(48)	—	(48)
Foreign currency translation adjustment	—	—	—	—	—	—	(5)	—	(5)
Balance at April 30, 2022	787,163	$8	19,981,157	200	$254,892	$(160,673)	$3,719	$(3,240)	$94,906

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended April 30,
	2023	2022
Operating activities
Consolidated net loss	$(3,406)	$(137,524)
Less: Income (loss) from discontinued operations	6,543	(1,616)
Loss from continuing operations	(9,949)	(135,908)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	60	54
Net unrealized (gain) loss on investments - Hedge Funds	(120)	584
Realized (gain) loss on available-for-sale securities	(154)	2
Amortization of discount on available-for-sale securities	(707)	—
Impairment of investments - Other Pharmaceuticals	351	—
Impairment of cost method investment - Cornerstone Pharmaceuticals	—	79,141
Provision for loss on receivable from Cornerstone Pharmaceuticals pursuant to line of credit	—	25,000
Equity in loss of RP Finance	—	575
Provision for losses on related party receivables	—	10,095
Provision for doubtful accounts	—	(7)
Stock-based compensation, net	1,648	(2,088)
Amortization of debt discount	—	375

Change in assets and liabilities, net of effects from discontinued operations:
Trade accounts receivable	(88)	(390)
Interest receivable	(212)	(258)
Prepaid expenses and other current assets	1,188	(1,175)
Other assets	(25)	166
Accounts payable and accrued expenses	(715)	(179)
Other current liabilities	—	514
Due to related parties	(40)	(67)
Due from Cornerstone Pharmaceuticals	—	(120)
Other liabilities	12	37
Net cash used in continuing operations	(8,751)	(23,649)
Net cash used in discontinued operations	(687)	(528)
Net cash used in operating activities	(9,438)	(24,177)

Investing activities
Payment to Cornerstone Pharmaceuticals pursuant to Line of Credit	—	(25,000)
Purchases of property and equipment	—	(1)
Payment to fund RP Finance Line of Credit	—	(1,875)
Purchases of available-for-sale securities	(166,340)	(32,957)
Proceeds from the sale and maturities of available-for-sale securities	136,973	2,500
Issuance of convertible note receivable, related party	(2,000)	—
Purchase of Investment in Day Three	(3,000)	—
Net cash used in investing activities of continuing operations	(34,367)	(57,333)
Proceeds from sale of 520 Property - discontinued operations	49,400	—
Payment of transaction costs for sale of 520 Property - discontinued operations	(1,229)	—
Purchases of property and equipment - discontinued operations	—	(86)
Net cash provided by (used in) investing activities of discontinued operations	48,171	(86)
Net cash provided by (used in) investing activities	13,804	(57,419)

Financing activities
Proceeds from issuance of common stock	—	104,167
Payment of transaction costs incurred in connection with sale of common stock	—	(6,228)
Payments for taxes related to shares withheld for employee taxes	(183)	(72)
Net cash (used in) provided by continuing operations	(183)	97,867
Payment of Note Payable in connection with sale of 520 Property - discontinued operations	(15,000)	—
Net cash (used in) provided by financing activities	(15,183)	97,867

Effect of exchange rate changes on cash and cash equivalents	(279)	(160)
Net (decrease) increase in cash and cash equivalents	(11,096)	16,111
Cash and cash equivalents, beginning of period	26,537	12,854
Cash and cash equivalents, end of period	$15,441	$28,965

Non-cash supplemental disclosure
Acquisition of additional ownership interest in LipoMedix	$16	$8

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Description of Business

Rafael Holdings, Inc. (NYSE:RFL), (“Rafael Holdings”, “we” or the “Company”), a Delaware corporation, is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including an investment in Cornerstone Pharmaceuticals, Inc., formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, the activities of the Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and Rafael Medical Devices, Inc., a wholly-owned orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries (“Rafael Medical Devices” and together with the Pharmaceutical Companies, the “Healthcare Companies”). In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. The Company’s primary focus is to invest in, fund, and develop novel cancer therapies. We further seek to expand our portfolio through opportunistic investments in therapeutics which address high unmet medical needs including through acquisitions and strategic investments. Furthermore, in light of current market, macroeconomic, and industry conditions, the Company has determined to seek out, evaluate, and potentially invest in areas within and beyond biopharma.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company also holds a 95% investment in LipoMedix, a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

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

All majority-owned subsidiaries are consolidated with all intercompany transactions and balances eliminated in consolidation. In addition to Rafael Holdings, Inc., the subsidiaries included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Rafael Holdings, Inc.	United States – Delaware	100%
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100	%*
The Barer Institute, LLC	United States – Delaware	100	%*
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, Inc.	United States – Delaware	100%
Levco Pharmaceuticals Ltd.	Israel	95	%***
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90%
LipoMedix Pharmaceuticals Ltd.	Israel	95	%****
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC	United States – Delaware	45	%**

*	In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities.

**	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership in Pharma Holdings, LLC and, therefore, an effective 45% interest in CS Pharma Holdings, LLC. The Company, along with CS Pharma and Pharma Holdings, collectively own securities representing 51% of the outstanding capital stock of Cornerstone Pharmaceuticals and 42% of the capital stock on a fully diluted basis (excluding the remainder of the Warrant). Refer to Note 4 for further details.

***	During Fiscal 2022, the Company discontinued further material investment in Levco.

****	On February 9, 2023, the Company increased its ownership interest in LipoMedix Pharmaceuticals Ltd. an additional 11% from 84% to 95%.

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

Operating results for the three and nine months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2023. The balance sheet at July 31, 2022 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2022, or the 2022 Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Liquidity

As of April 30, 2023, the Company had cash and cash equivalents of approximately $15.4 million, and available-for-sale securities valued at approximately $67.0 million. On August 22, 2022, the Company received net proceeds of approximately $33 million in connection with the sale of the 520 Property (see Note 3 for further details). The Company expects the balance of cash and cash equivalents, and available-for-sale securities to be sufficient to meet our obligations for at least the next 12 months from the issuance of these consolidated financial statements.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited. For the three and nine months ended April 30, 2023, including revenue from discontinued operations, related parties represented 39% and 43% of the Company’s revenue, respectively, and as of April 30, 2023, there were no customers that were a concentration of the Company’s accounts receivable balance. For the three and nine months ended April 30, 2022, including revenue from discontinued operations, related parties represented 60% and 58% of the Company’s revenue, respectively, and as of April 30, 2022, two customers, one of which is a related party, represented 41% and 36% of the Company’s accounts receivable balance, respectively.

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

Convertible Note Receivable, Related Party

The Convertible Note Receivable is classified as available-for-sale as defined under ASC 320, Investments - Debt and Equity Securities, and is recorded at fair value. Subsequent changes in fair value are recorded in accumulated other comprehensive loss.

The fair value of the convertible promissory note is estimated using a scenario-based analysis based on the probability-weighted present value of future investment returns, considering each of the possible outcomes available to the Company, including cash repayment, equity conversion, and collateral transfer scenarios. Estimating the fair value of the convertible note requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Cost Method Investments - The Company has determined that Cornerstone Pharmaceuticals (see Note 4) is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cornerstone Pharmaceuticals that most significantly impact Cornerstone Pharmaceuticals’ economic performance. Due to the Data Events on October 28, 2021, the Company recorded an impairment related to the cost method investment in Cornerstone Pharmaceuticals during the three months ended October 31, 2021, and did not report a balance in this investment as of April 30, 2023.

Equity Method Investments - The Company has determined that RP Finance, LLC (“RP Finance”) and Day Three Labs, Inc. (“Day Three”), collectively the Equity Method Investments, (see Note 6 and Note 8), are each a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of the Equity Method Investments that most significantly impact the Equity Method Investments’ economic performance and, therefore, is not required to consolidate the Equity Method Investments. The Company accounts for the Equity Method Investments using the equity method of accounting.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 22, 2022, Broad Atlantic Associates, LLC, a wholly-owned subsidiary of the Company, completed the sale of the 520 Property for an aggregate gross purchase price of $49.4 million.

The 520 Property was encumbered by a mortgage securing a $15 million note payable which was paid off in this transaction. Refer to Note 14 for further information on the note payable. After repaying the note payable, commissions, taxes, and other related costs, the Company received a net cash amount of approximately $33 million at closing.

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

The current portion of deferred rental income included in Prepaid Expenses and Other Current Assets was $0 and approximately $150 thousand as of April 30, 2023 and July 31, 2022, respectively. The noncurrent portion of deferred rental income included in Other Assets was $0 and approximately $1.3 million as of April 30, 2023 and July 31, 2022, respectively. The deferred rental income pertains to the 520 Property and was settled at the date of the sale of the 520 Property with the other working capital accounts of 520 Broad Street.

Discontinued operations include (i) rental and parking revenues, (ii) payroll, benefits, facility costs, real estate taxes, consulting and professional fees dedicated to the 520 Property, (iii) depreciation and amortization expenses and (iv) interest (including amortization of debt issuance costs) on the note payable on the 520 Property. The operating results of these items are presented in our consolidated statements of operations and comprehensive loss as discontinued operations for all periods presented.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table details the components comprising net loss from our discontinued operations ($ in thousands):

	Three Months Ended April 30,
	2023	2022
Revenue from discontinued operations:
Rental – Third Party	$—	$148
Rental – Related Party	—	496
Parking	—	155
Total revenue from discontinued operations	—	799

Costs and expenses from discontinued operations:
General and administrative	—	604
Depreciation and amortization	—	362
Loss from discontinued operations	—	(167)

Interest expense	—	(398)
Loss from discontinued operations	$—	$(565)

	Nine Months Ended April 30,
	2023	2022
Revenue from discontinued operations:
Rental – Third Party	$68	$487
Rental – Related Party	115	1,665
Parking	66	518
Total revenue from discontinued operations	249	2,670

Costs and expenses from discontinued operations:
General and administrative	403	2,006
Depreciation and amortization	—	1,088
Loss from discontinued operations	(154)	(424)

Interest expense	(87)	(1,192)
Loss from discontinued operations	(241)	(1,616)
Gain on disposal of discontinued operations	6,784	—
Gain (loss) from discontinued operations	$6,543	$(1,616)

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

The Company also recorded a loss on related party receivables of approximately $0.5 million and $2.0 million related to other amounts owed by Cornerstone Pharmaceuticals during the three and nine months ended April 30, 2022, respectively. There were no amounts recorded during the nine months ended April 30, 2023.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE NOTE RECEIVABLE, RELATED PARTY

On March 21, 2023, the Company entered into a convertible promissory note (the “Promissory Note” or “Note”), with Cornerstone Pharmaceuticals, wherein, Cornerstone Pharmaceuticals promises to pay to the Company, $2 million (the “Principal Amount”), together with all interest accrued, on May 22, 2023 (the “Maturity Date”), or such earlier date as the Promissory Note is required or permitted to be repaid.

As security for the Promissory Note, Cornerstone Pharmaceuticals granted to the Company a first priority security interest to the Company in all of Cornerstone Pharmaceuticals’ right, title and interest in and to all of the tangible and intangible assets purchased by Cornerstone Pharmaceuticals with the proceeds of the Promissory Note, all proceeds thereof and all rights to the data related to the acquisition (the “Collateral”).

Cornerstone shall pay (or cause to be paid) interest to the Holder on the aggregate outstanding principal amount of this Promissory Note at the rate of seven and one-half percent (7.5%) per annum (eleven percent (11%) during any period of extension of the Maturity Date beyond May 22, 2023), which shall accrue from the date hereof until the date that the outstanding Principal Amount hereunder is paid in full or converted as provided herein, and, if applicable, at the Default Interest Rate per annum, which shall accrue on a quarterly basis during the period when such interest shall accrue as set forth above. Following the occurrence of and during the continuation of an uncured Event of Default (as defined below), the outstanding Principal Amount shall bear interest at the rate of fourteen percent (14%) per annum (the “Default Interest Rate”) until the earliest of (i) cure of such Event of Default, (ii) repayment of all outstanding amounts due under the Note, (iii) conversion of all then outstanding obligations under the Note, or (iv) transfer of all its rights related to the Transferred APA Assets (as defined in the Purchase Agreement).

The entire (and not less than the entire) outstanding Principal Amount due under this Promissory Note together with all accrued unpaid interest thereon and other amounts owing hereunder (together, the “Owed Amount”), may, at Cornerstone’s election at any time prior to the Maturity Date be converted into a number of Shares (the “Conversion Shares”) calculated by dividing the entire Owed Amount by the conversion price used by Cornerstone in a Qualified Offering/Conversion, and if no such Qualified Offering/Conversion has been consummated, the fair market value for the Conversion as determined by an independent third party valuation firm (the “Conversion Price”).

“Qualified Offering/Conversion” means an offering of Cornerstone’s equity securities (or Company securities convertible, exercisable or exchangeable for Company equity securities (“Convertible Securities”)) occurring after the date of this Promissory Note with gross cash proceeds to Cornerstone of not less than Ten Million Dollars ($10,000,000) or conversion into equity securities or Convertible Securities of Cornerstone of debt obligations outstanding on the date hereof in an outstanding principal amount of not less than Twelve Million Dollars ($12,000,000).

The Promissory Note contains certain Trigger Events (as defined in the Note) that generally, if uncured within five (5) trading days, may result in an event of default in accordance with the terms of the Notes (such event, an “Event of Default”). Upon an Event of a Default, the Lender may consider the Promissory Note immediately due and payable. Upon an Event of Default, the interest rate may also be increased to the lesser of 18% per annum or the maximum rate permitted under applicable law.

The Company recorded the Promissory Note at fair value as the security is classified as available for sale. Subsequent changes in fair value are recorded as unrealized gain or loss as a component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the convertible promissory note is estimated using a scenario-based analysis based on the probability-weighted present value of future investment returns, considering each of the possible outcomes available to the Company, including cash repayment, equity conversion, and collateral transfer scenarios. Estimating the fair value of the convertible note requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

For the three and nine months ended April 30, 2023, the Company recorded a change in fair value of approximately $102 thousand related to the decrease in fair value of the Note which was recognized in other comprehensive income (loss) on the consolidated statements of operations and comprehensive loss.

Interest income on the Promissory Note totaled approximately $16 thousand for the three and nine months ended April 30, 2023 and is recorded in interest receivable on the consolidated balance sheets.

NOTE 6 – INVESTMENT IN RP FINANCE, LLC

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

The Company has determined that RP Finance is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. Therefore, the Company will use the equity method of accounting to record its investment in RP Finance. The Company has recognized $0 in earnings from its ownership interests of 37.5% in RP Finance for the three months ended April 30, 2023 and 2022, respectively, and a loss of $0 and $575 thousand from its ownership interests of 37.5% in RP Finance for the nine months ended April 30, 2023 and 2022, respectively. The assets and operations of RP Finance are not significant and the Company has identified the equity investment in RP Finance as a related party transaction (see Note 15).

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

As of April 30, 2023, the Company has funded a cumulative total of $9.375 million in accordance with its 37.5% ownership interests in RP Finance.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impairment of Equity Method Investment

Due to the Data Events, during the three months ended October 31, 2021, the Company recorded equity in the loss of RP Finance of $575 thousand. As of April 30, 2023 and July 31, 2022, the equity method investment on the Company’s balance sheet was $0, and no additional equity loss of RP Finance was recorded during the nine months ended April 30, 2023. The Company was not obligated to guarantee obligations of RP Finance and is not committed to provided further financial support for RP Finance. Additionally, during the nine months April 30, 2022, the Company recorded a loss on related party receivables of $9.375 million related to amounts owed by RP Finance.

NOTE 7 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

As of April 30, 2023, the Company held 95% of the issued and outstanding ordinary shares of LipoMedix and has consolidated this investment from the second quarter of fiscal 2018.

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

On February 9, 2023, the Company entered into a Share Purchase Agreement with LipoMedix to purchase 70,000,000 ordinary shares at $0.03 per share for an aggregate purchase price of $2.1 million (the “2023 LipoMedix SPA”). As a result of the share purchase, the Company’s ownership of LipoMedix increased to approximately 95% with a noncontrolling interest of approximately 5%. The Company recorded approximately $16 thousand to adjust the carrying amount of the noncontrolling interest to reflect the Company’s increased ownership interest in LipoMedix’s net assets.

NOTE 8 – INVESTMENT IN DAY THREE LABS INC.

On April 7, 2023, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Day Three Labs, Inc. (“Day Three”). Pursuant to the Purchase Agreement, the Company purchased 4,302,224 shares of common stock representing 38% of the outstanding shares of common stock of Day Three (33.333% on a fully diluted basis), for a purchase price of $3.0 million. The Company also received a warrant exercisable for 7,528,893 shares of common stock at an aggregate purchase price of $3 million, which expires five years from the issuance date. As of April 30, 2023, the Company has not exercised the warrant.

The Company has accounted for this investment as an equity method investment in accordance with the guidance in ASC 323, Investments – Equity Method and Joint Ventures. The Company determined that a 38% ownership interest in Day Three and its right to designate two members of the Board of Directors of Day Three (out of a current total of seven members) indicates that the Company is able to exercise significant influence. Upon exercise of the warrant, the Company will have the right to appoint a third member of the Day Three Board of Directors.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has determined that Day Three is a VIE; however, the Company is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact Day Three’s economic performance. The Company has therefore concluded it is not required to consolidate Day Three. The Company will use the equity method of accounting to record its investment in Day Three.

Day Three’s fiscal year ends on December 31, and as a result, the Company will recognize its share of Day Three’s earnings/loss on a one-month lag. For the three and nine months ended April 30, 2023, the Company did not recognize any earnings/loss, as the Company had no right to Day Three’s results through March 31, 2023. The assets and operations of Day Three are not significant.

NOTE 9 – INVESTMENTS

The Company has classified its investments in corporate bonds, U.S. treasury bills, and convertible note receivable as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive loss in stockholders’ equity until realized. Investment transactions are recorded on their trade date. Gains and losses on marketable security transactions are reported on the specific-identification method. Interest income is accrued daily and adjusted for amortization of premiums and accretion of discounts on the corporate bonds and U.S. treasury bills.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities as of April 30, 2023 and July 31, 2022 are as follows:

April 30, 2023	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
Corporate bonds	$67,249	$3,922	$(4,209)	$66,962
Convertible note receivable, related party	2,000	—	(102)	1,898
Total available-for-sale securities	$69,249	$3,922	$(4,311)	$68,860

July 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
Corporate bonds	$36,761	$81	$(144)	$36,698
Total available-for-sale securities	$36,761	$81	$(144)	$36,698

During the three and nine months ended April 30, 2023, the Company reclassified approximately $0 thousand and $154 thousand of unrealized gains out of accumulated other comprehensive loss related to the sale of available-for-sale securities into consolidated net loss in the consolidated statements of operations and comprehensive loss in realized gain on available-for-sale securities.

Maturities of corporate bonds held as of April 30, 2023 were all due within one year.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Marketable securities in an unrealized loss position as of April 30, 2023 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. The Company believes that it is more likely than not that it will receive a full recovery of par value on the securities, although there can be no assurance that such recovery will occur.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of April 30, 2023 and July 31, 2022:

	April 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Available-for-sale securities - Corporate Bonds	$—	$66,962	$—	$66,962
Hedge funds	—	—	4,884	4,884
Convertible note receivable, related party	—	—	1,898	1,898
Total	$—	$66,962	$6,782	$73,744

	July 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Available-for-sale securities - Corporate Bonds	$—	$36,698	$—	$36,698
Hedge funds	—	—	4,764	4,764
Total	$—	$36,698	$4,764	$41,462

As of April 30, 2023 and July 31, 2022, the Company did not have any liabilities measured at fair value on a recurring basis.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Balance, beginning of period	$5,015	$5,025	$4,764	$5,268
Total (loss) gain included in earnings	(131)	(341)	120	(584)
Convertible note receivable, related party	2,000	—	2,000	—
Total loss included in other comprehensive income	(102)	—	(102)	—
Balance, end of period	$6,782	$4,684	$6,782	$4,684

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

Available-for-sale securities classified as Level 3 include a convertible note receivable which may not be based on readily observable data inputs. The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security. The fair value of this asset is estimated based using a scenario-based analysis based on the probability-weighted present value of future investments returns, considering each of the possible outcomes available to us, including cash repayment, equity conversion, and collateral transfer scenarios. Estimating the fair value of the convertible note requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Therefore, this asset is classified as Level 3.

The Company holds $0.1 million in investments in securities in another entity that are not liquid, which were included in Investments - Other Pharmaceuticals in the accompanying consolidated balance sheets. The investment is accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative as defined within the guidance, and the Company recorded an impairment loss of $128 thousand and $0 for the three months ended April 30, 2023 and 2022, and $351 thousand and $0 for the nine months ended April 30, 2023 and 2022, respectively.

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

Other assets and other liabilities. At April 30, 2023 and July 31, 2022, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s financial instruments include trade accounts receivable, trade accounts payable, and due from related parties. The recorded carrying amounts of accounts receivable, accounts payable and due to related parties approximate their fair value due to their short-term nature.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	April 30, 2023	July 31, 2022
	(in thousands)
Accounts Receivable - Third Party	$247	$196
Accounts Receivable - Related Party	182	158
Less Allowance for Doubtful Accounts	(180)	(197)
Accounts Receivable, net	$249	$157

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30,	July 31,
	2023	2022
	(in thousands)
Building and Improvements	$2,505	$2,505
Other	68	68
	2,573	2,573
Less Accumulated Depreciation	(860)	(803)
Total	$1,713	$1,770

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense pertaining to property and equipment was approximately $19 thousand and $17 thousand for the three months ended April 30, 2023 and 2022, respectively. Depreciation expense pertaining to property and equipment was approximately $60 thousand and $54 thousand for the nine months ended April 30, 2023 and 2022, respectively.

The Company’s headquarters are located at 520 Broad Street in Newark, New Jersey, where it occupies office space and which was previously owned by the Company. The table above excludes the assets of the 520 Property which were classified as held-for-sale as of July 31, 2022 and subsequently sold on August 22, 2022. Refer to Note 3 for further information on the 520 Property.

NOTE 13 – LOSS PER SHARE

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

The securities set forth below have been excluded from the calculation of diluted net loss per share for the three and nine months ended April 30, 2023 and 2022 because inclusion of all such securities would have been anti-dilutive for all periods presented.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Shares issuable upon exercise of stock options	389,142	1,021,277	389,142	1,021,277
Shares issuable upon vesting of restricted stock	921,318	1,062,773	921,318	1,062,773
Shares issuable upon exercise of warrants to purchase Class B common stock	—	26,189	—	26,189
	1,310,460	2,110,239	1,310,460	2,110,239

The diluted loss per share computation equals basic loss per share for the three and nine months ended April 30, 2023 and 2022 because the Company had a net loss from continuing operations in all such periods and the impact of the assumed exercise of non-vested restricted shares, stock options, and warrants would have been anti-dilutive.

The following table summarizes the basic and diluted loss per share calculations (in thousands, except for share and per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Numerator:
Net loss from continuing operations	$(1,490)	$(4,983)	$(9,949)	$(135,908)
Net loss attributable to noncontrolling interests	(53)	(19)	(311)	(17,650)
Numerator for net loss from continuing operations	(1,437)	(4,964)	(9,638)	(118,258)

Numerator for discontinued operations	—	(565)	6,543	(1,616)
Net loss attributable to Rafael Holdings, Inc.	$(1,437)	$(5,529)	$(3,095)	$(119,874)

Denominator:
Weighted average basic and diluted shares outstanding	23,372,136	19,759,114	23,179,364	19,472,178

Loss per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(0.06)	$(0.25)	$(0.42)	$(6.07)
Discontinued operations	—	(0.03)	0.28	(0.09)
Total basic and diluted earnings (loss) per share	$(0.06)	$(0.28)	$(0.14)	$(6.16)

NOTE 14 – NOTE PAYABLE, HELD-FOR-SALE

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Interest expense under the Note Payable, which is recognized in loss on discontinued operations, amounted to $0 and $87 thousand for the three and nine months ended April 30, 2023, respectively, and $273 thousand and $817 thousand for the three and nine months ended April 30, 2022, respectively.

Unamortized debt issuance costs on the Note Payable totaled approximately $0 and $97 thousand as of April 30, 2023 and 2022, respectively. Amortization of the debt discount on the Note Payable totaled approximately $0 and $125 thousand for the three months ended April 30, 2023 and 2022, and $0 thousand and $375 thousand for the nine months ended April 30, 2023 and 2022, respectively.

NOTE 15 – RELATED PARTY TRANSACTIONS

IDT Corporation

The Company has historically maintained an intercompany balance due to/from related parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT Corporation, or IDT, and payroll costs for the Company’s personnel that were paid by IDT. The Company receives rental income from IDT. The Company recorded expense of approximately $53 thousand and $92 thousand in related party services to IDT for the three months ended April 30, 2023 and 2022, respectively. The Company recorded expense of approximately $140 thousand and $248 thousand in related party services to IDT for the nine months ended April 30, 2023 and 2022, respectively, of which $0 and $69 thousand is included in due to related parties at April 30, 2023 and July 31, 2022, respectively.

IDT leased, prior to the Company’s sale of the property, approximately 80,000 square feet of office space plus parking at 520 Broad Street, Newark, New Jersey and leases approximately 3,600 square feet of office space in Jerusalem, Israel. The Company invoiced IDT approximately $28 thousand for the three months ended April 30, 2023. The Company invoiced IDT approximately $147 thousand of which approximately $147 thousand is included in discontinued operations for office rent and parking during the three months ended April 30, 2022. The Company invoiced IDT approximately $184 thousand of which approximately $102 thousand is included in discontinued operations during the nine months ended April 30, 2023. The Company invoiced IDT approximately $1.0 million of which approximately $1.0 million is included in discontinued operations for office rent and parking during the nine months ended April 30, 2022. As of April 30, 2023 and July 31, 2022, IDT owed the Company approximately $181 thousand and $157 thousand, respectively, for office rent and parking.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cornerstone Pharmaceuticals

Until October 31, 2021, the Company had provided Cornerstone Pharmaceuticals with administrative, finance, accounting, tax and legal services. Howard S. Jonas and William Conkling currently serve on the Board of Directors of Cornerstone Pharmaceuticals. The Company billed Cornerstone Pharmaceuticals $120 thousand for the nine months ended April 30, 2022. As of April 30, 2023 and July 31, 2022, Cornerstone Pharmaceuticals owed the Company $720 thousand, for which a full allowance for uncollectibility has been recorded.

Due to the Data Events, in the nine months ended April 30, 2022, the balance owed to the Company by Cornerstone Pharmaceuticals was fully reserved, resulting in a loss on related party receivable of $720 thousand (see Note 4).

On March 21, 2023, the Company entered into a Promissory Note with Cornerstone Pharmaceuticals, wherein, Cornerstone Pharmaceuticals promises to pay the Company $2 million together with all interest accrued on May 22, 2023, or such earlier date as the Promissory Note is required or permitted to be repaid (see Note 5).

Related Party Rental Income

The Company leased space to related parties (including IDT Corporation - see above) which represented approximately 39% and 60% of the Company’s total revenue for the three months ended April 30, 2023 and 2022, respectively and 43% and 58% of the Company’s total revenue for the nine months ended April 30, 2023 and 2022, respectively. The portion of related party rental income pertaining to the 520 Property has been classified in discontinued operations on the consolidated statements of operations and comprehensive loss for the three months ended April 30, 2022 and the nine months ended April 30, 2023 and 2022. There was no related party rental income for the three months ended April 30, 2023.

RP Finance

For each of the three months ended April 30, 2023 and 2022, the Company recognized $0 from its ownership interests of 37.5% in RP Finance. For the nine months ended April 30, 2023 and 2022, the Company recognized $0 and loss of $575 thousand in income from its ownership interests of 37.5% in RP Finance, respectively.

Howard Jonas, Chairman of the Board and Former Chief Executive Officer

In December 2020, IDT Corporation and Genie Energy Ltd, on whose Boards of Directors Howard Jonas, the Company’s Chairman of the Board and Executive Chairman and former Chief Executive Officer serves, each purchased 218,245 shares of Class B common stock for consideration of $5 million each. In connection with the purchases, each purchaser was granted warrants (the “Issued Warrants”) to purchase twenty percent (20%) of the shares of Class B common stock purchased by such purchaser. The Issued Warrants have an exercise price of $22.91 per share and expired on June 6, 2022. The Issued Warrants were not exercised. The shares and Issued Warrants were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 9, 2023, the Company entered into a share purchase agreement with LipoMedix to purchase 70,000,000 ordinary shares at $0.03 per share for an aggregate purchase price of $2.1 million. As a result of the share purchase, the Company’s ownership of LipoMedix increased to approximately 95% with a noncontrolling interest of approximately 5%. The Company recorded approximately $16 thousand to adjust the carrying amount of the noncontrolling interest to reflect the Company’s increased ownership interest in LipoMedix’s net assets.

NOTE 16 – INCOME TAXES

During the three months ended April 30, 2023 and 2022, the Company recognized an income tax benefit (provision) of $269 thousand on loss from continuing operations before income tax of $1.8 million, and $(2) thousand on a loss from continuing operations before income tax of $5.0 million, respectively. During the nine months ended April 30, 2023 and 2022, the Company recognized an income tax benefit (provision) of $259 thousand on loss from continuing operations before income tax of $10.2 million, and $6 thousand on a loss from continuing operations before income tax of $135.3 million, respectively. The change in income tax benefit (expense) in relation to the loss before income tax during the three and nine months ended April 30, 2023 compared to the three and nine months ended April 30, 2022 was primarily due to differences in the amount of taxable (loss) income in the various taxing jurisdictions and the associated valuation allowances, and the sale of tax benefits discussed below. As of April 30, 2023 and July 31, 2022, the Company recorded valuation allowances for the total net deferred tax asset balances.

In accordance with the State of New Jersey’s Technology Business Tax Certificate Transfer Program, which allowed certain high technology and biotechnology companies to sell unused net operating loss carryforwards (“NOLs”) to other New Jersey-based corporate taxpayers based in New Jersey, the Company received approximately $274 thousand for the sale of the 2018 and 2019 credits in the third quarter of fiscal 2023 which was recorded in the benefit from (provision for) income taxes on the consolidated statements of operations and comprehensive loss.

The Company anticipates that its assumptions and estimates may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB, and various other taxing jurisdictions. In particular, the Company anticipates that the U.S. state jurisdictions will continue to determine and announce their conformity with or decoupling from the Tax Cuts and Jobs Act of 2017, either in its entirety or with respect to specific provisions. Legislative and interpretive actions could result in adjustments to the Company’s balances.

NOTE 17 – BUSINESS SEGMENT INFORMATION

The Company conducts business as two operating segments, Healthcare and Real Estate. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s Chief Executive Officer who is the chief operating decision-maker.

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

The Real Estate segment consists of the Company’s real estate holdings, which is currently comprised of a portion of a commercial building in Israel. The revenue, (loss) income from operations, and (loss) income before taxes of the 520 Property have been excluded from the Real Estate segment in the figures below due to its classification of held-for-sale and discontinued operations, and the sale of the 520 Property on August 22, 2022.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating results for the business segments of the Company are as follows:

(in thousands)	Healthcare	Real Estate	Total
Three Months Ended April 30, 2023
Revenues	$—	$71	$71
(Loss) income from operations	(3,049)	18	(3,031)
(Loss) income before income taxes	(1,777)	18	(1,759)

Three Months Ended April 30, 2022
Revenues	$—	$76	$76
(Loss) income from operations	(4,704)	14	(4,690)
(Loss) income before income taxes	(4,995)	14	(4,981)

(in thousands)	Healthcare	Real Estate	Total
Nine Months Ended April 30, 2023
Revenues	$—	$211	$211
(Loss) income from operations	(12,494)	62	(12,432)
(Loss) income before income taxes	(10,270)	62	(10,208)

Nine Months Ended April 30, 2022
Revenues	$—	$341	$341
(Loss) income from operations	(55,795)	156	(55,639)
(Loss) income before income taxes	(135,483)	156	(135,327)

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-U.S. customers as a percentage of total revenues, which are inclusive of revenue from discontinued operations, were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended April 30,	2023	2022
Revenue from tenants located in Israel	100%	7%

Nine Months Ended April 30,	2023	2022
Revenue from tenants located in Israel	46%	7%

Net property, plant, and equipment and total assets held outside of the United States, which are located in Israel, were as follows:

(in thousands)	United States	Israel	Total
April 30, 2023
Property, plant, and equipment, net	$296	$1,417	$1,713
Total assets	91,898	4,457	96,355

July 31, 2022
Property, plant, and equipment, net	$305	$1,465	$1,770
Total assets	114,053	4,267	118,320

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

NOTE 19 – EQUITY

Share Repurchase Program

In April 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”) authorizing the repurchase of up to $5 million of the Company’s Class B common stock. Under the 2023 Share Repurchase Program, which took effect on April 14, 2023, the Company may purchase its shares from time to time until the earlier of June 16, 2023 (the “Plan Termination Date”) or when $5 million worth of shares at $1.75 per share or below have been purchased.

The timing and amount of any share repurchases under the Share Repurchase will be determined at the Company’s discretion and based on market conditions and other considerations. Share repurchases under the authorizations may be made through open market purchases or pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. The program does not obligate the Company to acquire any particular amount of its Class B common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

During the three months ended April 30, 2023, the Company did not repurchase any of its Class B common stock.

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

The 2018 Equity Incentive Plan was created and adopted by the Company in March 2018. On January 19, 2022, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan, and, following January 19, 2022, no new grants are to be awarded under the 2018 Equity Incentive Plan. Existing grants under the 2018 Equity Incentive Plan will not be impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants, and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. On January 19, 2022, the Company filed a Registration Statement on Form S-8 registering 1,919,025 shares Class B Common Stock reserved for issuance under the 2021 Plan. On November 28, 2022, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B Common Stock available for the grant of awards thereunder by an additional 696,770, which the stockholders approved on January 23, 2023. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 2,615,795 shares. As of April 30, 2023, there were 928,812 shares still available for issuance under the 2021 Plan.

On February 15, 2022, the Company filed a Registration Statement on Form S-3 (as amended on March 2, 2022) registering the resale by institutional investors (the “Institutional Investors”) of the shares purchased by them. The Registration Statement was declared effective on March 7, 2022.

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2022	1,021,277	$12.11	4.47	$—
Granted	175,000	2.08	9.76	—
Expired	(589,205)	—	—	—
Cancelled / Forfeited	(217,930)	—	—	—
Outstanding at April 30, 2023	389,142	$14.49	8.96	$—
Exercisable at April 30, 2023	59,518	$22.61	8.35	$—

At April 30, 2023, there is unrecognized compensation costs related to non-vested stock options of $1.4 million, which are expected to be recognized over the next 3.4 years.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The value of option grants is calculated using the Black-Scholes option pricing model with the following assumptions for options granted during the nine months ended April 30, 2023:

Risk-free interest rate	3.60 - 3.66%
Expected term (in years)	6.11
Expected volatility	95.00%
Expected dividend yield	—%

The options granted had a $1.58 weighted average grant date fair value during the nine months ended April 30, 2023.

Rafael Medical Devices, Inc. Stock Options

The Rafael Medical Devices, Inc. 2022 Equity Incentive Plan (the “RMD 2022 Plan”) was created and adopted by the Company in May 2022. The RMD 2022 Plan allows for the issuance of up to 10,000 shares of Class B common stock which may be awarded in the form of incentive stock options or restricted shares. There are 4,734 shares available for issuance under the RMD 2022 Plan as of April 30, 2023.

A summary of stock option activity for Rafael Medical Devices, Inc. is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2022	5,266	$3.82	9.76	$—
Granted	—	—	—	—
Outstanding at April 30, 2023	5,266	$3.82	9.01	—
Exercisable at April 30, 2023	2,633	$3.82	9.01	$—

At April 30, 2023, there are unrecognized compensation costs related to non-vested stock options of $7 thousand, which are expected to be recognized over the next 1.69 years.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

In January 2022, the Company granted 33,360 restricted shares of Class B common stock to non-employee directors, 18,336 of which were granted under the 2018 Equity Incentive Plan, and 15,024 of which were granted under the 2021 Plan. The restricted shares vested immediately on the grant date. The share based compensation cost was approximately $151 thousand, which was included in general and administrative expense in the consolidated statement of operations and comprehensive loss.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During January 2023, 296,384 shares of Class B restricted stock were cancelled or forfeited due to (i) the cancellation of 285,036 shares of restricted stock in connection with the departure of the Company’s former Chief Financial Officer and (ii) the remaining shares forfeited upon the termination of certain employees of the Company.

In connection with Patrick Fabbio’s January 27, 2023 departure as the Company’s Chief Financial Officer, the Company and Mr. Fabbio entered into a Separation and General Release Agreement (the “Separation Agreement”), which provides, among other things, that the Company shall pay Mr. Fabbio severance in the amount of $307,913, which is included in selling, general and administrative expense on the consolidated statement of operations and comprehensive loss for the nine months ended April 30, 2023.

In connection with the termination of Mr. Fabbio’s position as Chief Financial Officer of the Company, there was a material forfeiture of his Class B restricted shares and stock options resulting in a reversal of approximately $915 thousand in stock-based compensation expense for the nine months ended April 30, 2023 that was previously recorded to selling, general and administrative expense.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2022	1,507,373	$4.22
Granted	220,019	1.99
Vested	(509,690)	3.50
Cancelled / Forfeited	(296,384)	(5.05)
Non-vested shares at April 30, 2023	921,318	$3.82

At April 30, 2023, there was $2.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next four years.

On November 21, 2021, Ameet Mallik resigned as Chief Executive Officer of the Company, effective January 31, 2022. In connection with his resignation, there was a material forfeiture of the former CEO’s Class B restricted shares, resulting in a reversal of approximately $19.0 million in stock-based compensation expense that was previously recorded to selling, general and administrative expense. Additionally, pursuant to the terms of his employment agreement, the Company paid $5.0 million relating to his severance payout, which is included in selling, general and administrative expense on the consolidated statement of operations and comprehensive loss for the nine months ended April 30, 2022.

A summary of the stock-based compensation expense for the Company’s equity incentive plans is presented below:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2023	2022	2023	2022
General and administrative	$564	$928	$2,531	$16,354
Research and development	27	79	167	536
Forfeiture of RSUs within general and administrative	—	—	(931)	(18,978)
Forfeiture of RSUs within research and development	—	—	(119)	—
Net stock-based compensation expense	$591	$1,007	$1,648	$(2,088)

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 20 – LEASES

The Company is the lessor of the Israeli property which is leased to tenants under net operating leases with a term expiration date within 2025. Lease income included on the consolidated statements of operations and comprehensive loss was $0.1 million and $0.1 million for the three months ended April 30, 2023 and 2022, respectively, and $0.2 million and $0.2 million for the nine months ended April 30, 2023 and 2022, respectively. During the three and nine months ended April 30, 2023 and 2022, no real estate property taxes were included in rental income.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of April 30, 2023, under non-cancellable operating leases which expire on various dates through 2025 are as follows:

Year ending July 31,	Related Parties	Other	Total
	(in thousands)
2023 (remaining)	$19	$—	$19
2024	77	—	77
2025	78	—	78
Total Minimum Future Rental Income	$174	$—	$174

A related party has the right to terminate the Israeli lease upon four months’ notice.

NOTE 21 – SUBSEQUENT EVENTS

On May 2, 2023, the Company entered into a Securities Purchase Agreement (the “Cyclo SPA”) with Cyclo Therapeutics Inc., a Nevada corporation (“Cyclo”) Nasdaq: CYTH, whereby the Company purchased from Cyclo (i) 2,514,970 common shares (the “Purchased Shares”) and (ii) a warrant to purchase 2,514,970 common shares with an exercise price of $0.71 per share (the “Cyclo Warrant”), at a combined purchase price equal to $0.835 per Purchased Share and Cyclo Warrant to purchase one share, for an aggregate purchase price of $2,100,000. The Cyclo Warrant may be exercised for the seven-year period following the date Cyclo obtains the approval of the stockholders of Cyclo to the exercise of the Cyclo Warrant in accordance with Listing Rules 5635(b) and 5635(d) of The Nasdaq Stock Market, Inc. The funds used to purchase the Purchased Shares and the Cyclo Warrant are from the working capital of the Company.

On June 1, 2023, the Company entered into another Securities Purchase Agreement (the “Cyclo II SPA”) with Cyclo. Pursuant to the Cyclo II SPA, the Company has agreed to purchase 4,000,000 shares of common stock (the “Cyclo II Shares”), and a warrant to purchase an additional 4,000,000 Shares (the “Cyclo II Warrant”), for an aggregate purchase price of $5,000,000. The Cyclo II Warrant will have an exercise price of $1.25 per share and be exercisable for a period of seven years following the date of issuance. The obligations of the Company and Cyclo to consummate the closing of the Cyclo II SPA are subject to, among other standard closing conditions, Cyclo obtaining the approval of its stockholders to the consummation of the transactions contemplated by the Cyclo II SPA in accordance with Listing Rule 5635 of The Nasdaq Stock Market, Inc.

Pursuant to the Cyclo II SPA, the Registration Rights Agreement between the Company and Cyclo, dated May 2, 2023, has been amended to require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the Cyclo II Shares and shares of common stock underlying the Cyclo II Warrants, upon the request of the Company, and (ii) Cyclo agreed to appoint a designee of the Company (in addition to William Conkling, the Company’s Chief Executive Officer), to Cyclo’s Board of Directors, and to nominate such designee to serve as a director of Cyclo in connection with Cyclo’s solicitation of proxies for Cyclo’s next Annual Meeting of Stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rafael Holdings, Inc. (NYSE:RFL), (“Rafael Holdings,” “we” or the “Company”), a Delaware corporation, is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including an investment in Cornerstone Pharmaceuticals, Inc., formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, the activities of the Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and Rafael Medical Devices, Inc., a wholly-owned orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries (“Rafael Medical Devices” and together with the Pharmaceutical Companies, the “Healthcare Companies”). In November 2022, we resolved to curtail our early-stage development efforts, including pre-clinical research at the Barer. The decision was taken to reduce spending as we focus on exploring strategic opportunities. The Company’s primary focus is to invest in, fund, and develop novel cancer therapies. We further seek to expand our portfolio through opportunistic investments in therapeutics which address high unmet medical needs including through acquisitions and strategic investments. Furthermore, in light of current market, macroeconomic, and industry conditions, we have determined to seek out, evaluate, and potentially invest in areas within and beyond biopharma. We are currently evaluating external opportunities to acquire or strategically invest in later stage assets which have the potential to achieve meaningful clinical milestones, improve the lives of patients and increase our shareholder value.

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

As of April 30, 2023, the Company’s commercial real estate holdings consisted of a portion of a commercial building in Israel. On August 22, 2022, the Company completed the sale of the building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company for a purchase price of approximately $49.4 million and realized net proceeds of approximately $33 million.

On July 1, 2022, the Company determined that the 520 Property met the held-for-sale criteria and the Company has therefore classified the 520 Property as held-for-sale in the consolidated balance sheets at July 31, 2022. The sale of the 520 Property also represents a significant strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the Company has classified the results of operations related to the 520 Property as discontinued operations in the consolidated statements of operations and comprehensive loss. Depreciation on the 520 Property ceased effective July 1, 2022, as a result of the 520 Property being classified as held-for-sale. See Note 3 to our accompanying consolidated financial statements for further information regarding discontinued operations.

On March 21, 2023, the Company entered into a Promissory Note with Cornerstone Pharmaceuticals, wherein, Cornerstone Pharmaceuticals promises to pay to the Company $2.0 million together with all interest accrued on May 22, 2023, or such earlier date as the Promissory Note is required or permitted to be repaid.

On February 9, 2023, the Company entered into a Share Purchase Agreement with LipoMedix Pharmaceuticals Ltd. in which LipoMedix sold 70,000,000 ordinary shares to the Company at a price per share of $0.03 and an aggregate sale price of approximately $2.1 million.

In connection with Patrick Fabbio’s January 27, 2023 departure as the Company’s Chief Financial Officer, the Company and Mr. Fabbio entered into a Separation and General Release Agreement (the “Separation Agreement”), which provides, among other things, that we shall pay Mr. Fabbio severance in the amount of $307,913, which is included in selling, general and administrative expense on the consolidated statement of operations and comprehensive loss for the nine months ended April 30, 2023.

In connection with the termination of Mr. Fabbio’s position as Chief Financial Officer, there was a material forfeiture of his Class B restricted shares and stock options resulting in a reversal of approximately $915 thousand in stock-based compensation expense for the nine months ended April 30, 2023 that was previously recorded to selling, general and administrative expense.

On November 21, 2021, Ameet Mallik resigned as Chief Executive Officer, effective January 31, 2022. In connection with his resignation, there was a material forfeiture of the former CEO’s Class B restricted shares, resulting in a reversal of approximately $19.0 million in stock-based compensation expense for the nine months ended April 30, 2023 that was previously recorded to selling, general and administrative expense. Additionally, pursuant to the terms of his employment agreement, we paid $5.0 million relating to his severance payout, which is included in selling, general and administrative expense on the consolidated statement of operations and comprehensive loss for the nine months ended April 30, 2022.

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

Healthcare Segment

Our consolidated expenses for our Healthcare segment were as follows:

	Three Months Ended April 30,		Change
	2023	2022	$	%
	(in thousands)
General and administrative	$(2,306)	$(3,291)	985	30%
Research and development	(740)	(1,413)	673	48%
Depreciation	(3)	—	(3)	—%
Loss from continuing operations	$(3,049)	$(4,704)	1,655	35%

	Nine Months Ended April 30,		Change
	2023	2022	$	%
	(in thousands)
General and administrative	$(7,436)	$(13,798)	6,362	46%
Research and development	(5,046)	(6,901)	1,855	27%
Depreciation	(12)	(1)	(11)	—%
Provision for loss on receivable from Cornerstone Pharmaceuticals pursuant to line of credit	—	(25,000)	25,000	(100)%
Provision for losses on related party receivables	—	(10,095)	10,095	(100)%
Loss from continuing operations	$(12,494)	$(55,795)	43,301	78%

To date, the Healthcare segment has not generated any revenues. The entirety of the expenses in the Healthcare segment relate to the activities of LipoMedix, Barer, Farber, and Rafael Medical Devices. As of April 30, 2023, we held a 100% interest in Barer, a 95% interest in LipoMedix, a 93% interest in Farber, and a 100% interest in Rafael Medical Devices.

General and administrative expenses. General and administrative expenses consist mainly of payroll, stock-based compensation expense, benefits, facilities, consulting and professional fees. The decrease in general and administrative expenses during the three months ended April 30, 2023 compared to the three months ended April 30, 2022 is primarily due to a net decrease in stock-based compensation of approximately $0.4 million, a decrease in payroll expense of approximately $0.3 million, and a decrease in professional fees of approximately $0.2 million.

The decrease in general and administrative expenses during the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022 is primarily due to a net decrease in severance expense of approximately $5.1 million, a decrease in payroll expense of approximately $2.7 million, a decrease in legal expense of approximately $1.2 million, a decrease in professional fees of approximately $1.0 million and a decrease in other general and administrative expenses of approximately $0.5 million, partially offset by a net increase in stock based compensation expense of approximately $4.1 million due to a material forfeiture in the nine months ended April 30, 2022.

Research and development expenses. Research and development expenses decreased for the three and nine months ended April 30, 2023 as compared to the corresponding period in fiscal 2022. Research and development expenses are derived from activity at Barer, LipoMedix, Farber, and Rafael Medical Devices. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at the Barer Institute. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities.

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

	Three Months Ended April 30,		Change
	2023	2022	$	%
	(in thousands)
Rental – Third Party	$44	$48	(4)	(8)%
Rental – Related Party	27	28	(1)	(4)%
General and administrative	(37)	(45)	8	18%
Depreciation and amortization	(16)	(17)	1	6%
Income from continuing operations	$18	$14	4	(29)%

	Nine Months Ended April 30,		Change
	2023	2022	$	%
	(in thousands)
Rental – Third Party	$130	$137	(7)	(5)%
Rental – Related Party	81	84	(3)	(4)%
Other – Related Party	—	120	(120)	(100)%
General and administrative	(101)	(132)	31	23%
Depreciation and amortization	(48)	(53)	5	9%
Income from continuing operations	$62	$156	(94)	60%

Other - Related Party. Other – related party revenues decreased by approximately $120 thousand during the nine months ended April 30, 2023, compared to the nine months ended April 30, 2022. During the year ended July 31, 2022, the Company only billed Cornerstone Pharmaceuticals $120 thousand for the first quarter of 2022 for administrative, finance, accounting, tax, and legal services. As of July 31, 2022, Cornerstone Pharmaceuticals owed the Company $720 thousand, for which a full allowance for uncollectibility has been recorded.

General and administrative expenses. General and administrative expenses consist mainly of payroll, benefits, facilities, consulting and professional fees. The decrease in general and administrative expenses of approximately $8 thousand and $31 thousand during the three and nine months ended April 30, 2023 compared to the three and nine months ended April 30, 2022 is primarily due to a decrease in professional fees.

Consolidated Operations

Our consolidated income and expense line items below loss from operations were as follows:

	Three Months Ended April 30,		Change
	2023	2022	$	%
	(in thousands)
Loss from continuing operations	$(3,031)	$(4,690)	1,659	35%
Interest expense	—	(1)	1	100%
Interest income	1,531	53	1,478	(2789)%
Impairment of investments - Other Pharmaceuticals	(128)	—	(128)	(100)%
Realized loss on available-for-sale securities	—	(2)	2	(100)%
Unrealized loss on investments - Hedge Funds	(131)	(341)	210	(62)%
Loss from continuing operations before income taxes	(1,759)	(4,981)	3,222	65%
Benefit from (provision for) income taxes	269	(2)	271	13550%
Consolidated net loss from continuing operations	(1,490)	(4,983)	3,493	70%
Loss from discontinued operations related to 520 Property	—	(565)	565	100%
Net loss attributable to noncontrolling interests	(53)	(19)	(34)	(179)%
Net loss attributable to Rafael Holdings, Inc.	$(1,437)	$(5,529)	$4,092	74%

	Nine Months Ended April 30,		Change
	2023	2022	$	%
	(in thousands)
Loss from continuing operations	$(12,432)	$(55,639)	43,207	78%
Interest expense	—	(19)	19	100%
Interest income	2,301	58	2,243	(3867)%
Impairment of investments - Other Pharmaceuticals	(351)	—	(351)	(100)%
Impairment of cost method investment - Cornerstone Pharmaceuticals	—	(79,141)	79,141	(100)%
Realized gain (loss) on available-for-sale securities	154	(2)	156	(7800)%
Unrealized gain (loss) on investments - Hedge Funds	120	(584)	704	(121)%
Loss from continuing operations before income taxes	(10,208)	(135,327)	125,119	92%
Benefit from (provision for) income taxes	259	(6)	265	4417%
Equity in loss of RP Finance	—	(575)	575	(100)%
Consolidated net loss from continuing operations	(9,949)	(135,908)	125,959	93%
Income (loss) from discontinued operations related to 520 Property	6,543	(1,616)	8,159	505%
Net loss attributable to noncontrolling interests	(311)	(17,650)	17,339	98%
Net loss attributable to Rafael Holdings, Inc.	$(3,095)	$(119,874)	$116,779	97%

Interest income. Interest income was $1.5 million and $53 thousand for three months ended April 30, 2023 and 2022, respectively. Interest income was $2.3 million and $58 thousand for the nine months ended April 30, 2023 and 2022, respectively. The increase is primarily due to the interest income earned on our investments in available-for-sale securities and accretion of the discount on the face value of our investments in available-for-sale securities.

Impairment of investments - Other Pharmaceuticals. We recorded an impairment loss of $128 thousand and $351 thousand for the three and nine months ended April 30, 2023, respectively, related to our investment in Nanovibronix using the measurement alternative.

Impairment of cost method investment - Cornerstone Pharmaceuticals. In connection with the Data Events, during the nine months ended April 30, 2022, we recorded a full impairment charge to our cost method investment in Cornerstone Pharmaceuticals in the amount of $79 million.

Realized gain on available-for-sale securities. We recorded a realized gain of approximately $0 and $154 thousand related to the sale of available-for-sale securities for the three and nine months ended April 30, 2023, respectively. We recorded a realized loss of approximately $2 thousand and $2 thousand related to the sale of available-for-sale securities for the three and nine months ended April 30, 2022, respectively.

Unrealized gain (loss) on investments - Hedge Funds. We recorded unrealized gains of approximately $131 thousand and $341 thousand for the three months ended April 30, 2023 and 2022, respectively. We recorded unrealized losses of approximately $120 thousand and gains of $584 thousand for the nine months ended April 30, 2023 and 2022, respectively.

Benefit from (provision for) income taxes. Our benefit from (provision for) income taxes was approximately $269 thousand and $(2) thousand for the three months ended April 30, 2023 and 2022, respectively. Our benefit from (provision for) income taxes was approximately $259 thousand and $(6) thousand for the nine months ended April 30, 2023 and 2022, respectively. The increase is primarily attributed to approximately $274 thousand in proceeds for the sale of the Company’s 2018 and 2019 tax credits. These benefits were realized by utilizing the New Jersey Technology Business Tax Certificate Transfer Program whereby the State of New Jersey allows us to sell a portion of our state net operating loss carryforwards.

Equity in (loss) earnings of RP Finance. We recognized a loss of $575 thousand from our ownership interest in RP Finance for the nine months ended April 30, 2022. As of July 31, 2022, the equity method investment in RP Finance on our balance sheet was $0, and no additional equity loss of RP Finance was recorded subsequent to the year ended July 31, 2022.

Income (loss) from discontinued operations related to 520 Property. Discontinued operations include: (i) rental and parking revenues, (ii) payroll, benefits, facilities, consulting and professional fees dedicated to 520 Property, (iii) depreciation and amortization expenses, (iv) interest (including amortization of debt issuance costs) on the note payable on the Property, and (v) gain on the disposal of the building. The operating results of these items are presented in our consolidated statements of operations and comprehensive loss as discontinued operations for all periods presented. The decrease in the net loss attributable to discontinued operations for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022 was due to a $0.8 million decrease in rental revenue, slightly offset by an approximate $398 thousand decrease in interest expense, a $604 thousand decrease in general and administrative expenses (which is primarily comprised of a decrease in real estate taxes, utilities, other building related repairs and maintenance expenses totaling approximately $647 thousand, slightly offset by a $44 thousand increase in bad debt expense), and a $362 thousand decrease in depreciation and amortization expense due to no depreciation expense during the three months ended April 30, 2023 as depreciation stopped as of July 1, 2022 when the 520 Property was classified as held-for-sale.

The increase in the net income attributable to discontinued operations for the nine months ended April 30, 2023 as compared to the nine months ended April 30, 2022 was due to a gain on the sale of the 520 Property of $6.8 million, an approximate $1.1 million decrease in interest expense, partially offset by a $2.4 million decrease in rental revenue, a $1.6 million decrease in general and administrative expenses (which is primarily comprised of a decrease in real estate taxes, utilities other building related repairs, maintenance expenses, and other expenses totaling approximately $1.7 million, slightly offset by a $129 thousand increase in expense related to the write-off of deferred rental income), and a $1.1 million decrease in depreciation and amortization expense due to no depreciation expense during the nine months ended April 30, 2023 as depreciation stopped as of July 1, 2022 when the 520 Property was classified as held-for-sale.

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

Liquidity and Capital Resources

	April 30,	July 31,	Change
	2023	2022	$	%
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$15,441	$26,537	(11,096)	(42)%
Convertible note receivable, related party	1,898	—	1,898	100%
Working capital	83,637	87,321	(3,684)	(4)%
Total assets	96,355	118,320	(21,965)	(19)%
Note payable, net of debt issuance costs, held-for-sale	—	15,000	(15,000)	(100)%
Total equity attributable to Rafael Holdings, Inc.	98,528	100,515	(1,987)	(2)%
Noncontrolling interests	(3,636)	(3,309)	(327)	10%
Total equity	94,892	97,206	(2,314)	(2)%

	For the Nine Months Ended April 30,		Change
	2023	2022	$	%
	(in thousands)
Cash flows (used in) provided by
Operating activities from continuing operations	$(8,751)	$(23,649)	14,898	(63)%
Investing activities from continuing operations	(34,367)	(57,333)	22,966	(40)%
Financing activities from continuing operations	(183)	97,867	(98,050)	(100)%
Effect of exchange rates on cash and cash equivalents	(279)	(160)	(119)	74%
Operating, investing, and financing activities from discontinued operations	32,484	(614)	33,098	(5,391)%
(Decrease) increase in cash and cash equivalents	$(11,096)	$16,111	(27,207)

Capital Resources

As of April 30, 2023, we held cash and cash equivalents of approximately $15.4 million, and available-for-sale securities valued at approximately $67.0 million. On August 22, 2022, the Company received net proceeds of approximately $33 million in connection with the sale of the 520 Property (see Note 3 to our accompanying consolidated financial statements for further details). The Company expects the balance of cash and cash equivalents, and available-for-sale-securities, to be sufficient to meet our obligations for at least the 12 months from the filing of this Quarterly Report in Form 10-Q.

Operating Activities

The decrease in cash used in operating activities for the nine months ended April 30, 2023 as compared to the nine months ended April 30, 2022 was primarily related to lower net loss from continuing operations of $9.9 million in fiscal 2023 as compared to the corresponding period in fiscal 2022, and the impact from non-cash items, primarily $0.7 million in accretion of discount on available-for-sale securities, offset by stock-based compensation of $1.6 million. This is coupled with an increase in prepaid expenses and other current assets of $1.2 million and a decrease in accounts payable and accrued expenses of $0.7 million, as well as other changes in assets and liabilities.

Cash used in operating activities for the nine months ended April 30, 2022 was primarily related to the net loss from continuing operations of $135.9, million offset by the impact from non-cash items, primarily the impairment of cost method investment in Cornerstone Pharmaceuticals of $79 million, the reserve on the amounts due to the Company from Cornerstone Pharmaceuticals related to the Line of Credit Agreement for $25 million, the reserve on receivables due from Cornerstone Pharmaceuticals totaling $10.1 million, and stock-based compensation, net of $2.1 million, as well as other changes in assets and liabilities.

Investing Activities

Cash used in investing activities for the nine months ended April 30, 2023 was primarily due to purchases of available-for-sale securities of approximately $166.3 million, the investment in Day Three of $3.0 million, and the issuance of a convertible promissory note receivable of $2.0 million. This is partially offset by proceeds of $137.0 million from the sale of available-for-sale securities.

Cash used in investing activities for the nine months ended April 30, 2022 was primarily related to amounts purchased for available-for-sale securities of $33.0 million, amounts loaned to Cornerstone Pharmaceuticals of approximately $25 million pursuant to the Line of Credit Agreement and the payments to fund our portion of advances under the line of credit between RP Finance and Cornerstone Pharmaceuticals in the amount of approximately $1.9 million.

Financing Activities

Cash used in financing activities for the nine months ended April 30, 2023 was primarily related to payments for taxes related to shares withheld for employee taxes.

Cash provided by financing activities for the nine months ended April 30, 2022 was primarily related to proceeds of approximately $104.2 million related to the sale of our common stock to investors and a related party, partially offset by payment of transaction costs of $6.2 million.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Operating, Financing, and Investing Activities from Discontinued Operations

The cash flows from discontinued operations - 520 Property represents the net income excluding non-cash depreciation and amortization, as well as the proceeds from the sale of the 520 Property. For the nine months ended April 30, 2023, net cash used in operating activities totaled $0.7 million. Net cash provided in investing activities of $48.2 million related to proceeds from sale of the 520 Property of $49.4 million, slightly offset by payment of transaction costs of $1.2 million. Net cash used in financing activities of $15.0 million related to the payment of the Note Payable in connection with sale of the 520 Property. For the nine months ended April 30, 2022, net cash used in operating activities totaled $0.5 million. Net cash used in investing activities totaled $86 thousand.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2022 Form 10-K and in the following paragraph.

The fair value of the convertible promissory note is estimated using a scenario-based analysis based on the probability-weighted present value of future investment returns, considering each of the possible outcomes available to us, including cash repayment, equity conversion, and collateral transfer scenarios. Estimating the fair value of the convertible note requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2023.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 18 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

Date: June 13, 2023	Rafael Holdings, Inc.

	By:	/s/ William Conkling
William Conkling
Chief Executive Officer

	By:	/s/ David Polinsky
David Polinsky
Chief Financial Officer