Form 10-Q
period 2023-10-31
Rafael Holdings, Inc.
filed 2023-12-14
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2023.

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

The number of shares outstanding of the registrant’s common stock as of December 12, 2023 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	23,719,472 shares

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	October 31, 2023	July 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,197	$21,498
Available-for-sale securities	58,894	57,714
Interest receivable	420	387
Convertible note receivable, related party	1,858	1,921
Accounts receivable, net of allowance for doubtful accounts of $245 and $245 at October 31, 2023 and July 31, 2023, respectively	231	213
Prepaid expenses and other current assets	2,866	914
Investment in equity securities	—	294
Total current assets	77,466	82,941

Property and equipment, net	1,671	1,695
Investments – Other Pharmaceuticals	—	65
Investments – Hedge Funds	2,318	4,984
Investment - Day Three Labs Inc.	2,581	2,797
Investments - Cyclo Therapeutics Inc.	9,849	4,763
In-process research and development and patents	1,575	1,575
Other assets	42	9
TOTAL ASSETS	$95,502	$98,829

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$471	$333
Accrued expenses	325	763
Other current liabilities	115	1,023
Due to related parties	23	26
Total current liabilities	934	2,145

Other liabilities	56	55
TOTAL LIABILITIES	990	2,200

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of October 31, 2023 and July 31, 2023	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 23,882,117 issued and 23,668,315 outstanding (excluding treasury shares of 50,700) as of October 31, 2023, and 23,635,709 shares issued and 23,490,527 shares outstanding as of July 31, 2023	238	236
Additional paid-in capital	265,487	264,010
Accumulated deficit	(170,971)	(167,333)
Treasury stock, at cost; 50,700 and 0 Class B shares as of October 31, 2023 and July 31, 2023	(79)	—
Accumulated other comprehensive loss related to unrealized loss on available-for-sale securities	(146)	(353)
Accumulated other comprehensive income related to foreign currency translation adjustment	3,668	3,725
Total equity	98,205	100,293
Noncontrolling interests	(3,693)	(3,664)
TOTAL EQUITY ATTRIBUTABLE TO RAFAEL HOLDINGS, INC.	94,512	96,629
TOTAL LIABILITIES AND EQUITY	$95,502	$98,829

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended October 31,
	2023	2022
REVENUE
Rental – Third Party	$41	$43
Rental – Related Party	27	27
Total revenue	68	70

COSTS AND EXPENSES
General and administrative	2,040	3,109
Research and development	489	2,081
Depreciation and amortization	17	22
Loss from operations	(2,478)	(5,142)

Interest income	582	208
Impairment of investments - Other Pharmaceuticals	—	(156)
Realized gain on available-for-sale securities	177	15
Realized loss on investment in equity securities	(46)	—
Realized gain on investments - Cyclo Therapeutics Inc.	424	—
Unrealized loss on investments - Cyclo Therapeutics Inc.	(2,124)	—
Unrealized loss on investments - Hedge Funds	(166)	(127)
Other Income	93	—
Loss from continuing operations before income taxes	(3,538)	(5,202)
Provision for income taxes	(6)	(5)
Equity in loss of Day Three Labs Inc.	(216)	—
Consolidated net loss from continuing operations	(3,760)	(5,207)

Discontinued Operations (Note 3)
Loss from discontinued operations related to 520 Property	—	(84)
Gain on disposal of 520 Property	—	6,784
Income from discontinued operations	—	6,700

Consolidated net (loss) income	(3,760)	1,493
Net loss attributable to noncontrolling interests	(122)	(99)
Net (loss) income attributable to Rafael Holdings, Inc.	$(3,638)	$1,592

OTHER COMPREHENSIVE (LOSS) INCOME
Consolidated net (loss) income	$(3,760)	$1,493
Unrealized gain on available-for-sale securities	207	103
Foreign currency translation adjustment	(76)	(10)
Total comprehensive (loss) income	(3,629)	1,586
Comprehensive loss attributable to noncontrolling interests	(119)	(99)
Total comprehensive (loss) income attributable to Rafael Holdings, Inc.	$(3,510)	$1,685

(Loss) income per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(0.15)	$(0.22)
Discontinued operations	—	0.29
Total basic and diluted (loss) income per share	$(0.15)	$0.07

Weighted average number of shares used in calculation of (loss) income per share
Basic and diluted	23,644,647	23,015,443

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

 (unaudited, in thousands, except share data)

	Three Months Ended October 31, 2023
	Common Stock, Series A		Common Stock, Series B		Additional paid-in-	Accumulated	Accumulated Other comprehensive	Noncontrolling	Treasury Stock		Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Class B Shares	Amount	Equity
Balance at August 1, 2023	787,163	$8	23,490,527	$236	$264,010	$(167,333)	$3,372	$(3,664)	—	$—	$96,629
Net loss	—	—	—	—	—	(3,638)	—	(122)	—	—	(3,760)
Stock-based compensation	—	—	246,408	2	647	—	—	—	—	—	649
Shares withheld for payroll taxes	—	—	(17,920)	—	(39)	—	—	—	—	—	(39)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	207	—	—	—	207
Sale of Rafael Medical Devices membership units	—	—	—	—	869	—	—	56	—	—	925
Purchases of treasury stock	—	—	(50,700)	—	—	—	—	—	50,700	(79)	(79)
Dissolution of Levco	—	—	—	—	—	—	19	37	—	—	56
Foreign currency translation adjustment	—	—	—	—	—	—	(76)	—	—	—	(76)
Balance at October 31, 2023	787,163	$8	23,668,315	$238	$265,487	$(170,971)	$3,522	$(3,693)	50,700	$(79)	$94,512

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

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended October 31,
	2023	2022
Operating activities
Consolidated net (loss) income	$(3,760)	$1,493
Less: Income from discontinued operations	—	6,700
Loss from continuing operations	(3,760)	(5,207)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities
Depreciation and amortization	17	22
Gain on sale of property and equipment	(27)	—
Net unrealized loss on investments - Hedge Funds	166	127
Realized loss on investment in equity securities	46	—
Realized gain on available-for-sale securities	(177)	(15)
Amortization of discount on available-for-sale securities	(519)	—
Impairment of investments - Other Pharmaceuticals	—	156
Realized gain in equity investments - Cyclo Therapeutics Inc.	(424)	—
Unrealized loss in equity investments - Cyclo Therapeutics Inc.	2,124	—
Gain on dissolution of a business	18	—
Equity in loss of Day Three Labs Inc.	216	—
Bad debt expense	2	—
Stock-based compensation	649	1,180

Change in assets and liabilities, net of effects from discontinued operations:
Trade accounts receivable	(18)	(28)
Interest receivable	(33)	(31)
Prepaid expenses and other current assets	796	566
Other assets	(33)	(28)
Accounts payable and accrued expenses	(266)	1,017
Other current liabilities	(908)	103
Due to related parties	(3)	(25)
Other liabilities	1	4
Net cash used in continuing operations	(2,133)	(2,159)
Net cash used in discontinued operations	—	(421)
Net cash used in operating activities	(2,133)	(2,580)

Investing activities
Purchases of available-for-sale securities	(47,525)	(57,119)
Proceeds from the sale and maturities of available-for-sale securities	47,462	22,922
Issuance of related party promissory note	(250)	—
Proceeds from investments - Other Pharmaceuticals	42	—
Proceeds from sales of equity securities	271	—
Purchase of Investment in Cyclo Therapeutics Inc.	(6,786)	—
Net cash used in investing activities of continuing operations	(6,786)	(34,197)
Proceeds from sale of 520 Property - discontinued operations	—	49,400
Payment of transaction costs for sale of 520 Property - discontinued operations	—	(1,229)
Net cash provided by investing activities of discontinued operations	—	48,171
Net cash (used in) provided by investing activities	(6,786)	13,974

Financing activities
Payments for taxes related to shares withheld for employee taxes	(39)	(6)
Purchases of treasury stock	(79)	—
Proceeds from sale of RMD membership units	925	—
Net cash provided by (used in) continuing operations	807	(6)
Payment of Note Payable in connection with sale of 520 Property - discontinued operations	—	(15,000)
Net cash used in financing activities of discontinued operations	—	(15,000)
Net cash provided by (used in) financing activities	807	(15,006)

Effect of exchange rate changes on cash and cash equivalents	(189)	(92)
Net decrease in cash and cash equivalents	(8,301)	(3,704)
Cash and cash equivalents, beginning of period	21,498	26,537
Cash and cash equivalents, end of period	$13,197	$22,833

Reconciliation of cash and restricted cash
Cash and cash equivalents	$13,197	$22,173
Restricted cash	—	660
Total cash and cash equivalents and restricted cash shown in statement of cash flows	$13,197	$22,833

Non-cash supplemental disclosure
Transaction costs related to sale of 520 Property included in accounts payable	$—	$43
Noncash consideration received in exchange for equipment	$34	$—
Withdrawal receivable from Hedge Funds included in other current assets	$2,500,000	$—

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Description of Business

Rafael Holdings, Inc. (NYSE:RFL), (“Rafael Holdings”, “we” or the “Company”), a Delaware corporation, is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including an investment in Cornerstone Pharmaceuticals, Inc. ("Cornerstone"), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, the Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and an investment in Cyclo Therapeutics Inc. (Nasdaq: CYTH), (“Cyclo Therapeutics” or “Cyclo”), a clinical-stage biotechnology company dedicated to developing life-changing medicines for patients and families living with challenging diseases through its lead therapeutic asset, Trappsol® Cyclo™. We also hold an investment in Day Three Labs, Inc. (“Day Three”), a company which reimagines existing cannabis offerings with pharmaceutical-grade technology and innovation like Unlokt™ to bring to market better, cleaner, more precise and predictable products in the cannabis industry, and a majority interest in Rafael Medical Devices, LLC, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries (“Rafael Medical Devices” and Day Three Labs together with the Pharmaceutical Companies, represent our “Investment Companies”). In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. The Company’s primary focus is to expand our investment portfolio through opportunistic and strategic investments including therapeutics which address high unmet medical needs.

Historically, the Company owned multiple real estate assets. On August 22, 2022, the Company sold the building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and several tenants and an associated public garage (the "520 Property"). See Note 3 for further details on the sale transaction. Currently, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining real estate asset.

The Company holds debt and equity investments in Cornerstone Pharmaceuticals that includes preferred and common equity interests. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Cornerstone Pharmaceuticals in exchange for issuing Company Class B common stock to the other stockholders of Cornerstone Pharmaceuticals ("Merger Agreement" or "Merger"). On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Cornerstone Pharmaceuticals’ lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas. In addition, following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In connection with the preparation of the Company’s financial statements for the first quarter ended October 31, 2021, accounting principles generally accepted in the United States of America (“U.S. GAAP”) required that the Company assess the impact of the Data Events and determine whether the carrying values of the Company’s assets were impaired based upon the Company’s expectations to realize future value. In light of the Data Events, the Company concluded that the likelihood of further development of and prospects for CPI-613 is uncertain and fully impaired in the first quarter ended October 31, 2021 the value of its loans, receivables, and investment in Cornerstone Pharmaceuticals based upon its valuation of Cornerstone Pharmaceuticals. On February 2, 2022, the Company terminated the Merger Agreement with Cornerstone Pharmaceuticals, effective immediately, in accordance with its terms. On March 21, 2023, the Company loaned $2.0 million to Cornerstone which debt is represented by a Promissory Note made by Cornerstone (the "Promissory Note").

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

In May 2023, the Company first invested in Cyclo Therapeutics. Cyclo is a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017, the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020 Cyclo announced Top Line data showing a favorable safety and tolerability profile for Trappsol® Cyclo™ in this study. Cyclo is currently conducting a Phase 3 Clinical Trial Evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease Type C1. Refer to Note 9 for more information on the Company's investments in Cyclo.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In 2019, the Company established Barer, a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer has been comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer's subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing ("Princeton") for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at the Barer Institute.

In 2016, the Company first invested in LipoMedix, a privately held Israeli clinical stage pharmaceutical company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery, and currently holds a majority of the ordinary shares of LipoMedix.

In April 2023, the Company invested in Day Three Labs, the majority-owner of Day three Labs Manufacturing, a company which reimagines existing cannabis offerings with pharmaceutical-grade technology and innovation like Unlokt™ to bring to market better, cleaner, more precise and predictable products in the cannabis industry. Refer to Note 8 for more information on the Company's investment in Day Three.

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

All majority-owned subsidiaries are consolidated with all intercompany transactions and balances eliminated in consolidation. In addition to Rafael Holdings, Inc., the subsidiaries included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100	%*
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, LLC	United States – Delaware	68	%*****
Levco Pharmaceuticals Ltd.	Israel	95	%***
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90%
LipoMedix Pharmaceuticals Ltd.	Israel	95	%****
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC	United States – Delaware	45	%**

*	In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities.

**	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership in Pharma Holdings, LLC and, therefore, an effective 45% interest in CS Pharma Holdings, LLC. The Company, along with CS Pharma and Pharma Holdings, collectively own securities representing 51% of the outstanding capital stock of Cornerstone Pharmaceuticals and 42% of the capital stock on a fully diluted basis. Refer to Note 4 for further details.

***	During Fiscal 2022, the Company discontinued further material investment in Levco. In August 2023, Levco was dissolved.

****	On February 9, 2023, the Company increased its ownership interest in LipoMedix Pharmaceuticals Ltd. from 84% to 95%.

*****	In August 2023, the Company raised $925,000 from third parties in exchange for 31.62% ownership of Rafael Medical Devices. As of July 31, 2023, the Company recorded $825,000 of the funds received related to the sale within prepaid expenses and other current assets and other liabilities within the consolidated balance sheets.

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

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP. The accompanying consolidated financial statements reflect the activity related to the 520 Property as discontinued operations. Operating results for the three months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2024. The balance sheet at July 31, 2023 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2023, or the 2023 Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Liquidity

As of October 31, 2023, the Company had cash and cash equivalents of approximately $13.2 million, and available-for-sale securities valued at approximately $58.9 million. The Company expects the balance of cash and cash equivalents, and available-for-sale securities to be sufficient to meet its obligations for at least the next 12 months from the issuance of these consolidated financial statements.

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited. For the three months ended October 31, 2023, related parties represented 40% of the Company’s revenue. For the three months ended October 31, 2022, including revenue from discontinued operations, related parties represented 44% of the Company’s revenue, and as of October 31, 2022, one customer represented 67% of the Company’s accounts receivable balance.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Reserve for Receivables

The allowance for doubtful accounts reflects the Company’s best estimate of lifetime credit losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written off upon final determination that the trade accounts will not be collected. The computation of this allowance is based on the tenants’ or parking customers’ payment histories, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, inclusive of related parties, which represented 40% and 44% of the Company’s total revenue for the three months ended October 31, 2023 and 2022, respectively. The Company recorded bad debt expense of approximately $2 thousand and $107 thousand for the three months ended October 31, 2023 and 2022, respectively.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Investments in equity securities may be accounted for using (i) the fair value option, if elected, (ii) fair value through earnings if fair value is readily determinable or (iii) for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes, as applicable. The election to use the measurement alternative is made for each eligible investment.

The Company has elected the fair value option to account for its investment in Cyclo Therapeutics, as the Company has significant influence over Cyclo's management. The fair value option is irrevocable once elected. The Company measured its initial investment in Cyclo at fair value and shall record all subsequent changes in fair value in earnings in the consolidated statement of operations. The Company believes the fair value option best reflects the underlying economics of the investment. The Company has determined that Cyclo is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cyclo that most significantly impact Cyclo's economic performance. See Note 9, “Investments in Cyclo Therapeutics, Inc.”

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Effective August 1, 2023, the Company uses a current expected credit loss ("CECL") model to estimate the allowance for credit losses on available-for-sale debt securities. For available-for-sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. No allowance for credit losses was recognized by the Company at October 31, 2023.

Cost Method Investment

The Company has determined that Cornerstone Pharmaceuticals (see Note 4) is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cornerstone Pharmaceuticals that most significantly impact Cornerstone Pharmaceuticals’ economic performance.

Equity Method Investments

The Company has determined that each of RP Finance, LLC (“RP Finance”) and Day Three Labs, Inc. (“Day Three”, RP Finance and Day Three, collectively, the “Equity Method Investees” and the Company’s investments in RP Finance and Day Three, collectively, the "Equity Method Investments"), (see Note 6 and Note 8), is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of the Equity Method Investees that most significantly impact the Equity Method Investees' economic performance and, therefore, is not required to consolidate the Equity Method Investees. The Company accounts for the Equity Method Investments using the equity method of accounting.

Long-Lived Assets

Equipment, buildings, leasehold improvements, and furniture and fixtures are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range as follows:

Classification	Years
Building and improvements	40
Tenant improvements	7-15
Other (primarily equipment and furniture and fixtures)	5

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Properties

On August 22, 2022, Broad Atlantic Associates LLC, a wholly-owned subsidiary of the Company ("Broad Atlantic"), completed the sale of the 520 Property for a purchase price of $49.4 million. The 520 Property served as the Company’s headquarters and had several other tenants, and a related 800-car public parking garage. The Company determined that the 520 Property met the held-for-sale and discontinued operations criteria as of July 1, 2022. The 520 Property was disposed of on August 22, 2022.

The Company owns a portion of the 6th floor of a building located at 5 Shlomo Halevi Street, in Jerusalem, Israel.

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets, which include property and equipment and in-process research and development and patents whenever significant events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset's carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a change to operating results. For the three months ended October 31, 2023 and 2022, the Company determined there was no impairment of its long-lived assets.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which was codified in Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses (“ASC 326”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Because the Company is a smaller reporting company, ASC 326 became effective for the Company for fiscal years beginning after December 15, 2022. As such, the Company adopted ASC 326 effective August 1, 2023, utilizing the modified retrospective transition method. Upon adoption, the Company updated its impairment model to utilize a forward-looking current expected credit losses (“CECL”) model in place of the incurred loss methodology for financial instruments measured at amortized cost, primarily including its accounts receivable. In relation to available-for-sale (“AFS”) debt securities, the guidance eliminates the concept of “other-than-temporary” impairment, and instead focuses on determining whether any impairment is a result of a credit loss or other factors. The adoption of ASC 326 did not have a material impact on our unaudited consolidated financial statements as of the adoption date.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards Codification Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

On July 1, 2022, the Company determined that the 520 Property met the held-for-sale criteria and the Company therefore classified the 520 Property as held-for-sale in the consolidated balance sheets at July 31, 2022. The sale of the 520 Property also represented a significant strategic shift that will have a major effect on the Company's operations and financial results. Therefore, the Company has classified the results of operations related to the 520 Property as discontinued operations in the consolidated statements of operations and comprehensive loss. Depreciation on the 520 Property ceased on July 1, 2022, as a result of the 520 Property being classified as held-for-sale.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table details the components comprising net loss from our discontinued operations:

Three Months Ended October 31,
2022

Revenue from discontinued operations:
Rental – Third Party	$68
Rental – Related Party	115
Parking	66
Total revenue from discontinued operations	249

Costs and expenses from discontinued operations:
General and administrative	246
Loss from discontinued operations	3

Interest expense	(87)
Loss from discontinued operations	(84)
Gain on disposal of discontinued operations	6,784
Gain from discontinued operations	$6,700

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

Pharma Holdings holds 44.0 million shares of Cornerstone Pharmaceuticals' Series D Convertible Preferred Stock. Pharma Holdings also holds certain governance rights in Cornerstone Pharmaceuticals including the appointment of directors. Pharma Holdings is not the primary beneficiary of Cornerstone Pharmaceuticals as it does not control or direct the activities of Cornerstone Pharmaceuticals that most significantly impact Cornerstone Pharmaceuticals' economic performance.

CS Pharma holds 16.7 million shares of Cornerstone Pharmaceuticals Series D Convertible Preferred Stock. The Company and its subsidiaries collectively own securities representing 51% of the outstanding capital stock of Cornerstone Pharmaceuticals and 42% of the capital stock on a fully diluted basis.

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

The Instrument holds a contractual right to receive additional shares of Cornerstone Pharmaceuticals capital stock equal to 10% of the fully diluted capital stock of Cornerstone Pharmaceuticals (the "Bonus Shares") upon the achievement of certain milestones. The additional 10% is based on the fully diluted capital stock of Cornerstone Pharmaceuticals, at the time of issuance. If any of the milestones are met, the Bonus Shares are to be issued without any additional payment.

The Company currently owns 51% of the issued and outstanding equity in Cornerstone Pharmaceuticals and has certain governance rights. Approximately 8% of the issued and outstanding equity is owned by the Company’s subsidiary CS Pharma and 43% is held by the Company’s subsidiary Pharma Holdings.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE NOTE RECEIVABLE, RELATED PARTY

On March 21, 2023, the Company loaned $2.0 million to Cornerstone which is represented by the Promissory Note made by Cornerstone. The Promissory Note, which bears interest at a rate of seven and one-half percent (7.5%) per annum, was originally due and payable on May 22, 2023. On May 22, 2023, the Promissory Note was amended to extend the maturity date to November 30, 2023 and to waive any increase in the interest rate provided for in the Promissory Note, provided that the entire principal amount and all accrued interest thereon is repaid in cash or converted into equity securities of Cornerstone no later than November 30, 2023. The Company is in the process of a comprehensive restructuring transaction with Cornerstone (refer to Note 4).

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

The interest on the Promissory Note accrues from the issuance date until the Promissory Note is paid in full or converted, which shall accrue on a quarterly basis. Subject to the amendment described above, in the event the total outstanding amount under the Promissory Note is not repaid by the amended maturity date, the rate of interest shall be eleven percent (11%), retroactive from and after the maturity date. Subject to the amendment described above, following the occurrence of and during the continuation of an uncured Event of Default (as defined below), the outstanding principal amount shall bear interest at the rate of fourteen percent (14%) per annum (the “Default Interest Rate”) until the earliest of (i) cure of such Event of Default, (ii) repayment of all outstanding amounts due under the Promissory Note, (iii) conversion of all then outstanding obligations under the Promissory Note, or (iv) transfer of all its rights related to the Collateral.

The entire (and not less than the entire) outstanding principal amount due under the Promissory Note together with all accrued unpaid interest thereon and other amounts owing thereunder (together, the “Owed Amount”), may, at Cornerstone’s election at any time prior to the maturity date, be converted into a number of shares (the “Conversion Shares”) calculated by dividing the entire Owed Amount by the conversion price used by Cornerstone in a Qualified Offering/Conversion (as defined in the Promissory Note), and if no such Qualified Offering/Conversion has been consummated, the fair market value for the Conversion as determined by an independent third party valuation firm (the “Conversion Price”).

The Promissory Note contains certain trigger events (as defined in the Promissory Note) that generally, if uncured within five (5) trading days, may result in an event of default in accordance with the terms of the Promissory Note (such event, an “Event of Default”). Upon an Event of a Default, the Company may consider the Promissory Note immediately due and payable. Upon an Event of Default, the interest rate may also be increased to the lesser of 18% per annum or the maximum rate permitted under applicable law.

The Company recorded the Promissory Note at fair value as the security is classified as available-for-sale. Subsequent changes in fair value are recorded in unrealized gain or loss on available-for-sale securities as a component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of the Promissory Note as of October 31, 2023 and July 31, 2023 are as follows:

October 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Convertible note receivable, related party	$2,000	$—	$(142)	$1,858

July 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Convertible note receivable, related party	$2,000	$—	$(79)	$1,921

Interest income on the Promissory Note totaled approximately $91 thousand for the three months ended October 31, 2023 and is recorded in interest receivable on the consolidated balance sheets.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – INVESTMENT IN RP FINANCE, LLC

On February 3, 2020, Cornerstone Pharmaceuticals entered into a Line of Credit with RP Finance ("RPF Line of Credit") which provides a revolving commitment of up to $50,000,000 to fund clinical trials and other capital needs.

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

The Company has determined that RP Finance is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. Therefore, the Company will use the equity method of accounting to record its investment in RP Finance. As of October 31, 2023 and July 31, 2023, the equity method investment on the Company's balance sheet was $0, and no additional equity loss or earnings have been recognized for the three months ended October 31, 2023 and 2022. The assets and operations of RP Finance are not significant and the Company has identified the equity investment in RP Finance as a related party transaction (see Note 16).

As of October 31, 2023 and July 31, 2023, the Company has funded a cumulative total of $9.375 million in accordance with its 37.5% ownership interests in RP Finance. The amounts funded have been fully reserved as of October 31, 2023 and July 31, 2023.

NOTE 7 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

As of October 31, 2023, the Company held 95% of the issued and outstanding ordinary shares of LipoMedix and has consolidated this investment from the second quarter of fiscal 2018.

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

On February 9, 2023, the Company entered into a Share Purchase Agreement with LipoMedix to purchase 70,000,000 ordinary shares at $0.03 per share for an aggregate purchase price of $2.1 million (the "2023 LipoMedix SPA”). As a result of the share purchase, the Company’s ownership of LipoMedix increased to approximately 95% with a noncontrolling interest of approximately 5%. The Company recorded approximately $16 thousand to adjust the carrying amount of the noncontrolling interest to reflect the Company’s increased ownership interest in LipoMedix’s net assets.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – INVESTMENT IN DAY THREE LABS INC.

On April 7, 2023, the Company entered into a Common Stock Purchase Agreement (the “Day Three Purchase Agreement”) with Day Three. Day Three is a company which reimagines existing cannabis offerings with pharmaceutical-grade technology and innovation like Unlokt™ to bring to market better, cleaner, more precise and predictable products in the cannabis industry. Pursuant to the Day Three Purchase Agreement, the Company purchased 4,302,224 shares of common stock representing 38% of the outstanding shares of common stock of Day Three (33.333% on a fully diluted basis), for a purchase price of $3.0 million. The Company also received a warrant exercisable for 7,528,893 shares of common stock at an aggregate purchase price of $3.0 million, which expires five years from the date of issuance or earlier based on the occurrence of certain events as defined in the Day Three Purchase Agreement. As of the filing date of this report, the Company had not exercised the warrant.

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

Day Three’s fiscal year ends on December 31, and as a result, the Company will recognize its share of Day Three’s earnings/loss on a one-month lag. For the three months ended October 31, 2023, the Company recognized approximately $216 thousand of equity in loss of Day Three, based on its proportionate share of Day Three’s results through September 30, 2023. The assets and operations of Day Three are not significant to the Company's assets or operations.

On October 10, 2023, the Company entered into a Promissory Note (the "Day Three Note") with Day Three for $250,000. The Day Three Note accrues interest at 5.01% per annum and matures on January 8, 2024. The principal balance of $250,000 is included in Prepaid expenses and other current assets at October 31, 2023.

Subsequent to quarter end, on November 30, 2023, the Company advanced another $150,000 to Day Three pursuant to a second Promissory Note (the "Day Three Note II") made by Day Three. The Day Three Note II accrues interest at 5.17% per annum and matures on January 8, 2024.

NOTE 9 – INVESTMENT IN CYCLO THERAPEUTICS, INC.

On May 2, 2023, the Company entered into a Securities Purchase Agreement (the “Cyclo SPA”) with Cyclo. Cyclo is a clinical-stage biotechnology company dedicated to developing life-changing medicines for patients and families living with challenging diseases through its lead therapeutic asset, Trappsol®. The Company purchased from Cyclo (i) 2,514,970 common shares (the “Purchased Shares”) and (ii) a warrant to purchase 2,514,970 common shares with an exercise price of $0.71 per share (the “May Warrant”), at a combined purchase price equal to $0.835 per Purchased Share and May Warrant to purchase one share, for an aggregate purchase price of $2.1 million. The May Warrant is exercisable until August 1, 2030.

On August 1, 2023, pursuant to a Securities Purchase Agreement (the “Cyclo II SPA”) dated June 1, 2023, the Company purchased an additional 4,000,000 shares of common stock (the “Cyclo II Shares”), and received a warrant to purchase an additional 4,000,000 Shares (the “Cyclo II Warrant”), for an aggregate purchase price of $5,000,000. The Cyclo II Warrant has an exercise price of $1.25 per share and is exercisable until August 1, 2030. The August 1, 2023 investment increased the Company's percentage ownership of Cyclo common stock to approximately 34%. As of the date of this report, the Company has not exercised the Cyclo II Warrant.

Cyclo and the Company are party to a Registration Rights Agreement requiring Cyclo to file a registration statement with the Securities and Exchange Commission to register the resale of the shares and shares of common stock underlying the May Warrant, upon the request of Rafael.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

William Conkling, Rafael's CEO, serves on Cyclo’s Board of Directors.

On October 20, 2023, the Company exercised the May Warrant to purchase 2,514,970 common shares at an exercise price of $0.71 per share, pursuant to a Securities Purchase Agreement dated October 20, 2023, and received a new warrant (the "Replacement Warrant") to purchase 2,766,467 common shares at an exercise price of $0.95 per share. The Replacement Warrant is exercisable until October 20, 2027. As of the date of this report, the Company had not exercised the Replacement Warrant. Both the Cyclo II Warrant and Replacement Warrant (collectively, the "Cyclo Warrants") are subject to the restriction that exercise(s) do not convey more than 49% ownership to the Company. Upon exercise of the May Warrant, the Company recognized a realized gain of $424 thousand. The October 20, 2023 investment increased the Company's percentage ownership of Cyclo common stock to approximately 40%.

The Company has determined that Cyclo is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cyclo that most significantly impact Cyclo’s economic performance and, therefore, is not required to consolidate Cyclo. The Company has elected to account for its investment in Cyclo under the fair value option, with subsequent changes in fair value recognized as unrealized gain (loss) in the consolidated statements of operations and comprehensive loss. During the three months ended October 31, 2023, the Company recognized an unrealized loss of $2.1 million related to its investment in Cyclo.

Summarized Fair Value Method Investment Details

	Ownership %	Aggregate Fair Value (in thousands)
	October 31, 2023	October 31, 2023
Cyclo	40%	$9,849

The 40% ownership percentage as of October 31, 2023 is comprised of the shares of common stock owned by the Company and does not include the Cyclo II Warrant or the Replacement Warrant. The total aggregate fair value of the Cyclo investment of $9,849,042 as of October 31, 2023 is comprised of common shares with an aggregate fair value of $8,759,042 and Cyclo Warrants with an aggregate fair value of $1,090,000. The total aggregate fair value of the Cyclo investment of $4,763,102 as of July 31, 2023 is comprised of common shares with an aggregate fair value of $3,898,204 and the May Warrants with an aggregate fair value of $864,898 (See Note 11).

NOTE 10 – INVESTMENTS IN MARKETABLE SECURITIES

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities as of October 31, 2023 and July 31, 2023 are as follows:

October 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
U.S. Treasury Bills	$12,421	$—	$(3)	$12,418
U.S. Agency	1,458	—	(1)	1,457
Corporate bonds	45,019	17	(17)	45,019
Total available-for-sale securities	$58,898	$17	$(21)	$58,894

July 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
U.S. Treasury Bills	$11,222	$53	$—	$11,275
Corporate bonds	46,766	4,333	(4,660)	46,439
Total available-for-sale securities	$57,988	$4,386	$(4,660)	$57,714

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended October 31, 2023 and 2022, respectively, the Company reclassified approximately $177 thousand and $15 thousand, respectively, of unrealized gains out of accumulated other comprehensive loss related to the sale of available-for-sale securities into realized gain on available-for-sale securities.

Maturities of corporate bonds and U.S. Treasury Bills held as of October 31, 2023 were all due within one year.

Marketable securities in an unrealized loss position as of October 31, 2023 and July 31, 2023 were not deemed impaired at acquisition. Effective August 1, 2023, the Company evaluates subsequent unrealized losses to determine whether the decline in fair value has resulted from credit losses or other factors. No such credit losses have been identified during the three months ended October 31, 2023.

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

The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of October 31, 2023 and July 31, 2023:

	October 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Available-for-sale securities - Corporate Bonds	$—	$46,476	$—	$46,476
Available-for-sale securities - U.S. Treasury Bills	12,418	—	—	12,418
Investment in Cyclo Therapeutics Inc. - Common Stock	8,759	—	—	8,759
Investment in Cyclo Therapeutics Inc. - Warrants	—	—	1,090	1,090
Hedge funds	—	—	2,318	2,318
Convertible note receivable, related party	—	—	1,858	1,858
Total	$21,177	$46,476	$5,266	$72,919

	July 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Available-for-sale securities - Corporate Bonds	$—	$46,439	$—	$46,439
Available-for-sale securities - U.S. Treasury Bills	11,275	—	—	11,275
Investment in equity securities	294	—	—	294
Investment in Cyclo Therapeutics Inc. - Common Stock	3,898	—	—	3,898
Investment in Cyclo Therapeutics Inc. - Warrants	865	—	—	865
Hedge funds	—	—	4,984	4,984
Convertible note receivable, related party	—	—	1,921	1,921
Total	$16,332	$46,439	$6,905	$69,676

As of October 31, 2023 and 2022, the Company did not have any liabilities measured at fair value on a recurring basis.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Balance, beginning of period	$6,905	$4,764
Withdrawal from Hedge Fund Investments	(2,500)	—
Unrealized loss on Hedge Fund	(166)	(127)
Investment in Cyclo Warrants	1,338	—
Unrealized loss on Cyclo Warrants	(248)
Unrealized loss on Convertible Note Receivable, Related Party	(63)	—
Balance, end of period	$5,266	$4,637

Hedge funds classified as Level 3 include investments and securities which may not be based on readily observable data inputs. The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. Therefore, these assets are classified as Level 3. During the three months ended October 31, 2023, the Company requested a withdrawal from Hedge Fund Investments of $2.5 million. The withdrawal was not yet funded at October 31, 2023 and is included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

The Company recognizes the fair value of the Cyclo Warrants utilizing a Black-Scholes option-pricing valuation model (“Black-Scholes model”) at acquisition and each reporting date. The application of the Black-Scholes model utilizes significant assumptions, including expected volatility, expected life and risk-free interest rate. In order to determine the volatility, we measured expected volatility based on several inputs, including considering a peer group of publicly traded companies and the implied volatility of the Company's publicly-traded warrants. As a result of the unobservable inputs that were used to determine the expected volatility of the Cyclo Warrants, the fair value measurement of these warrants reflected a Level 3 measurement within the fair value measurement hierarchy. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The expected volatility is a key assumption or input to the valuation of the Cyclo Warrants, however changes in the expected volatility assumption will have less of an effect on the Black-Scholes model valuation as the Cyclo Warrants approach their expiration. Both of the Cyclo Warrants are subject to limits on exercise and any sales of the underlying shares of common stock would be subject to volume restrictions for which a discount to the stock price of Cyclo was applied. The Black-Scholes model further incorporated a discount for the overall lack of marketability for the Cyclo Warrants.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below are the unobservable inputs to the Cyclo Warrants which reflect a Level 3 measurement within the fair value measurement hierarchy as of October 31, 2023:

Unobservable Input	Range	Weighted Average
Price Per Share [1]	$0.49 - $0.58	$0.54
Exercise Price	$0.95 - $1.25	$1.10
Expected Volatility	82.2% - 85.5%	84.0%
Risk - Free Rate [2]	4.90%	4.90%
Marketability Discount	45.0% - 50.0%	48.0%
Remaining Term	3.97 to 6.75 years	5.36 years
Fair Value per Warrant [3]	$0.15 - $0.18	$0.17

[1]	Closing price of Cyclo’s common shares adjusted to reflect regulatory resale restrictions which ranged from 40.0% to 50.0%
[2]	US Treasury rate for a period commensurate with the Remaining Term.
[3]	Concluded fair value per warrant as of October 31, 2023

The Company holds $0.0 and $65 thousand as of October 31, 2023 and July 31, 2023, respectively, in investments in securities in another entity that are not liquid, which were included in Investments - Other Pharmaceuticals in the accompanying consolidated balance sheets. The investment is accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative as defined within the guidance.

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

NOTE 12 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	October 31, 2023	July 31, 2023
	(in thousands)
Accounts receivable - third party	$251	$247
Accounts receivable - related party	225	211
Less allowance for doubtful accounts	(245)	(245)
Accounts receivable, net	$231	$213

NOTE 13 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 31,	July 31,
	2023	2023
	(in thousands)
Building and improvements	$2,505	$2,505
Other	60	68
	2,565	2,573
Less accumulated depreciation	(894)	(878)
Total	$1,671	$1,695

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense pertaining to property and equipment was approximately $17 thousand and $22 thousand for the three months ended October 31, 2023 and 2022, respectively.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The securities set forth in the table below have been excluded from the calculation of diluted net loss per share for the three months ended October 31, 2023 and 2022 because inclusion of all such securities would have been anti-dilutive for all periods presented.

The following table summarizes the Company’s potentially dilutive securities which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended October 31,
	2023	2022
Shares issuable upon exercise of stock options	388,409	1,021,277
Shares issuable upon vesting of restricted stock	855,173	1,461,934
	1,243,582	2,483,211

The diluted loss per share computation equals basic loss per share for the three months ended October 31, 2023 and 2022 because the Company had a net loss from continuing operations in all such periods and the impact of the assumed vesting of restricted shares, and exercise of stock options, and warrants would have been anti-dilutive.

The following table summarizes the basic and diluted loss per share calculations (in thousands, except for share and per share amounts):

	Three Months Ended October 31,
	2023	2022
Numerator:
Net loss from continuing operations	$(3,760)	$(5,207)
Net loss attributable to noncontrolling interests	(122)	(99)
Numerator for net loss from continuing operations	(3,638)	(5,108)

Numerator for discontinued operations	—	6,700
Net loss attributable to Rafael Holdings, Inc.	$(3,638)	$1,592

Denominator:
Weighted average basic and diluted shares outstanding	23,644,647	23,015,443

Loss per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(0.15)	$(0.22)
Discontinued operations	—	0.29
Total basic and diluted loss per share	$(0.15)	$0.07

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In connection with the sale of the 520 Property, on August 22, 2022, the Company paid off the outstanding principal balance of $15 million and accrued interest of approximately $87,000 on the Note Payable. Refer to Note 3 for further details on the sale of the 520 Property.

Interest expense under the Note Payable, which is recognized in loss on discontinued operations, amounted to $0 for the three months ended October 31, 2023, and $87 thousand for the three months ended October 31, 2022.

NOTE 16 – RELATED PARTY TRANSACTIONS

IDT Corporation

The Company has historically maintained an intercompany balance due to/from related parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT. IDT billed the Company approximately $78 thousand and $313 thousand for services during the three months ended October 31, 2023 and the year ended July 31, 2023, respectively, of which $78 thousand and $70 thousand is included in due to related parties at three months ended October 31, 2023 and the year ended July 31, 2023, respectively.

IDT leased, prior to the Company's sale of the property, approximately 80,000 square feet of office space plus parking at the 520 Property and currently leases approximately 3,600 square feet of office space in Jerusalem, Israel. The Company invoiced IDT approximately $27 thousand and $211 thousand for each of the three months ended October 31, 2023 and year ended July 31, 2023. As of October 31, 2023 and July 31, 2023, IDT owed the Company approximately $223 thousand and $210 thousand, respectively, for office rent and parking.

Cornerstone Pharmaceuticals

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

Genie Energy, Ltd.

The Company leased office space at 520 Broad Street to Genie. The Company invoiced Genie approximately $19 thousand which is included in discontinued operations during the three months ended October 31, 2022. Genie pays the Company for payroll costs for certain personnel employed by the Company that provide services to Genie on a part-time basis, which totaled approximately $20 thousand during the three months ended October 31, 2023.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Related Party Rental Income

The Company leased space to related parties (including IDT Corporation - see above) which represented approximately 40% and 44% of the Company's total revenue for the three months ended October 31, 2023 and 2022, respectively. The portion of related party rental income pertaining to the 520 Property has been classified in discontinued operations on the consolidated statements of operations and comprehensive loss for the three months ended October 31, 2022.

Howard Jonas, Chairman of the Board, Former Chief Executive Officer

In December 2020, IDT Corporation and Genie Energy Ltd, on whose Boards of Directors Howard Jonas (the Company’s Chairman of the Board and Executive Chairman and former Chief Executive Officer) serves, each purchased 218,245 shares of Class B common stock for consideration of $5 million each. In connection with the purchases, each purchaser was granted warrants (the "Issued Warrants”) to purchase twenty percent (20%) of the shares of Class B common stock purchased by such purchaser. The Issued Warrants have an exercise price of $22.91 per share and expired on June 6, 2022. The Issued Warrants were not exercised. The shares and Issued Warrants were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 6, 2022, pursuant to a Stock Purchase Agreement (the "I9 SPA”) dated June 22, 2022 with I9 Plus, LLC, an entity affiliated with members of the family of Howard Jonas, the Company sold 3,225,806 shares of the Company’s Class B common stock to I9 Plus, LLC at a price per share of $1.86 and an aggregate sale price of $6 million. The price per share was calculated to be the greater of (1) the volume weighted average price for the Class B common stock on the New York Stock Exchange for the five trading days ending on June 21, 2022 (which were the five trading days beginning with the first full trading day following the date that the transaction was approved by the Board of Directors of the Company, and its Corporate Governance Committee which consists solely of independent members of the Board) and (2) the closing price of the Class B common stock on June 21, 2022 (the trading day immediately preceding the date of the I9 SPA to ensure that the sale price was not below the Minimum Price under NYSE Rule 312.03(b)). The shares were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

In September 2023, Howard Jonas became the interim Chief Executive Officer of Cornerstone Pharmaceuticals.

LipoMedix Pharmaceuticals, Ltd.

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

NOTE 17 – INCOME TAXES

During the three months ended October 31, 2023 and 2022, the Company recognized an income tax provision of $6 thousand and $5 thousand on loss from continuing operations before income tax of $3.5 million and $5.2 million, respectively. The change in income tax expense in relation to the loss before income was primarily due to differences in the amount of taxable (loss) income in the various taxing jurisdictions and the associated valuation allowances. As of October 31, 2023 and 2022, the Company recorded valuation allowances for the total net deferred tax asset balances.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Healthcare segment is comprised of a majority equity interest in LipoMedix, Barer, Farber, and Rafael Medical Devices. To date, the Healthcare segment has not generated any revenues.

The Real Estate segment consists of the Company’s real estate holdings, which is currently comprised of a portion of a commercial building in Israel. The revenue, and (loss) income from operations of the 520 Property have been excluded from the Real Estate segment in the figures below due to its classification of held-for-sale and discontinued operations, and the sale of the 520 Property on August 22, 2022.

Operating results for the business segments of the Company are as follows:

(in thousands)	Healthcare	Real Estate	Total
Three Months Ended October 31, 2023
Revenues	$—	$68	$68
(Loss) income from operations	(2,500)	22	(2,478)

Three Months Ended October 31, 2022
Revenues	$—	$70	$70
(Loss) income from operations	(5,164)	22	(5,142)

Total assets by segment is not provided to or reviewed by the CODM.

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-U.S. customers as a percentage of total revenues, which are inclusive of revenue from discontinued operations, were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended October 31,	2023	2022
Revenue from tenants located in Israel	100%	22%

Net property, plant, and equipment and total assets held outside of the United States, which are located in Israel, were as follows:

(in thousands)	United States	Israel	Total
October 31, 2023
Property, plant, and equipment, net	$290	$1,381	$1,671
Total assets	91,719	3,782	95,501

July 31, 2023
Property, plant, and equipment, net	$293	$1,402	$1,695
Total assets	95,244	3,585	98,829

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The timing and amount of any share repurchases under the 2023 Share Repurchase Program will be determined at the Company's discretion and based on market conditions and other considerations. Share repurchases under the authorizations may be made through open market purchases or pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. The program does not obligate the Company to acquire any particular amount of its Class B common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

During the three months ended October 31, 2023, the Company repurchased 50,700 of its Class B common stock for a total cost of $79 thousand under the Share Repurchase Program.

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

On August 19, 2021, the Company entered into a Securities Purchase Agreement (the "Institutional Purchase Agreement") with certain third party institutional investors (the "Institutional Investors") and a Securities Purchase Agreement with I9Plus, LLC, (the "Jonas Purchase Agreement"), an entity affiliated with Howard S. Jonas, the Chairman of the Board of Directors of the Company. On August 24, 2021, the Company issued 2,833,425 shares of Class B common stock (the "Institutional Shares"), par value $0.01 per share, to the Institutional Investors, at a purchase price equal to $35.00 per share, for aggregate gross proceeds of approximately $99.2 million, before deducting placement agent fees and other offering expenses. Additionally, pursuant to the Jonas Purchase Agreement, the Company issued 112,501 shares of Class B common stock to I9Plus, LLC, at a purchase price equal to $44.42 per share, which was equal to the closing price of a share of the Class B common stock on the New York Stock Exchange on August 19, 2021 (the "Jonas Offering"). The Jonas Offering resulted in additional aggregate gross proceeds of approximately $5.0 million. The total net proceeds from the issuance of shares was $98.0 million after deducting transaction costs of $6.2 million.

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

The 2018 Equity Incentive Plan was created and adopted by the Company in March 2018. On January 19, 2022, the Company's stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan, and, following January 19, 2022, no new grants are to be awarded under the 2018 Equity Incentive Plan. Existing grants under the 2018 Equity Incentive Plan will not be impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants, and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. On January 19, 2022, the Company filed a Registration Statement on Form S-8 registering 1,919,025 shares Class B Common Stock reserved for issuance under the 2021 Plan. On November 28, 2022, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B Common Stock available for the grant of awards thereunder by an additional 696,770, which the stockholders approved on January 23, 2023. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 2,615,795 shares. As of October 31, 2023, there were 682,404 shares still available for issuance under the 2021 Plan.

On February 15, 2022, the Company filed a Registration Statement on Form S-3 (as amended on March 2, 2022) registering the resale by the Institutional Investors of the shares purchased by them. The Registration Statement was declared effective on March 7, 2022.

On July 6, 2022, pursuant to the I9 SPA dated June 22, 2022 with I9 Plus, LLC, an entity affiliated with members of the family of Howard Jonas, the Company sold 3,225,806 shares of the Company’s Class B common stock to I9 Plus, LLC at a price per share of $1.86 and an aggregate sale price of $6 million.

Employment Agreement

On June 13, 2022, the Company entered into an employment agreement with Howard S. Jonas (who serves as the Chairman of the Board and Executive Chairman of the Company) (the “Employment Agreement”), which provides, among other things: (i) a term of five years (subject to extension unless either party elects not to renew); (ii) an annual base salary of $260,000, of which $250,000 is payable through the issuance of restricted shares of the Company’s Class B common stock (“Class B Stock”) with the value of the shares based upon the volume weighted closing price of the Class B Stock on the NYSE on the thirty days ending with the NYSE trading day immediately preceding the issuance to be issued within thirty days of the date of the Employment Agreement (the “Start Date”) and each annual anniversary, and such shares vesting, contingent on Mr. Jonas’ remaining in continuous service to the Company, in substantially equal amounts on the three, six, nine and twelve month anniversaries of the Start Date or annual anniversary; and (iii) a grant of restricted shares of Class B stock with a value of $600,000, issuable within 30 days with the value of the shares based upon the volume weighted closing price of the Class B Stock on the NYSE on the thirty days ending with the NYSE trading day immediately preceding the issuance and such shares, and vesting, contingent on Mr. Jonas remaining in continuous service to the Company, in substantially equal amounts on the first and second annual anniversaries of the Start Date. On July 12, 2022, the Employment Agreement was amended to provide an annual base salary of $290,000, of which $250,000 is payable through the issuance of Class B Stock in accordance with the terms defined above.

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2023	388,409	$14.51	8.71	$—
Granted	—	—	—	—
Expired	—	—	—	—
Cancelled / Forfeited	—	—	—	—
Outstanding at October 31, 2023	388,409	$14.51	8.45	$—
Exercisable at October 31, 2023	115,800	$27.76	7.73	$—

At October 31, 2023, there is unrecognized compensation costs related to non-vested stock options of $1.2 million, which are expected to be recognized over the next 2.9 years.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Rafael Medical Devices Stock Options

The Rafael Medical Devices, LLC 2022 Equity Incentive Plan (the "RMD 2022 Plan") was created and adopted by the Company in May 2022. The RMD 2022 Plan allows for the issuance of up to 10,000 shares of Class B common stock which may be awarded in the form of incentive stock options or restricted shares.

In connection with the conversion of Rafael Medical Devices from a Delaware corporation to a Delaware limited liability company, Rafael Medical Devices adopted the Rafael Medical Devices, LLC 2023 Equity Incentive Plan (the “RMD 2023 Plan”) in August 2023. The RMD 2023 Plan allows for issuance of up to 46,125 Class A Units (the "Units"). There were 2,247 units available for issuance under the RMD 2023 Plan as of October 31, 2023.

Rafael Medical Devices, LLC records compensation expense for stock-based awards based upon an assessment of the grant date fair value for options using the Black-Scholes option pricing model. The expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company specific historical and implied volatility data, the estimate of expected volatility is primarily based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, characteristics from comparable companies are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the share-based awards. The risk-free interest rate is determined by reference to the U.S. Treasury Constant Maturity Treasury rates with remaining maturities similar to the expected term of the options. Expected dividend yield is zero as Rafael Medical Devices, LLC has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

The following table summarizes assumptions used to compute the fair value of Units granted under the RMD 2023 Plan during the three months ended October 31, 2023:

Risk-free interest rate	4.24-4.54%
Expected term (in years)	5-6.25
Expected volatility	113%
Expected dividend yield	—%

A summary of option activity for Rafael Medical Devices, LLC is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2023	5,266	$3.82	9.76	$—
Granted	43,878	10.00	9.75	—
Exercised	—	—	—	—
Cancelled / Forfeited	(5,266)	3.82	—	—
Outstanding at October 31, 2023	43,878	$10.00	9.75	$—
Exercisable at October 31, 2023	11,886	$10.00	9.75	$—

The weighted average grant date fair value per unit for the RMD option grants during the three months ended October 31, 2023 was $8.50. At October 31, 2023, the total unrecognized compensation related to stock option awards granted, was $246 thousand, which the Company expects to recognize over a weighted-average period of approximately 3.8 years.

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

On February 1, 2022, the Company issued 986,835 shares of Class B restricted stock to two executive officers. Approximately 24% of the restricted shares vested in December 2022, with the remaining shares vesting ratably each quarter through December 2025.

On June 14, 2022, the Company issued 452,130 shares of Class B restricted stock to Howard S. Jonas.

In January 2023, the Company issued 120,019 shares of Class B restricted stock to certain members of its Board of Directors, and 100,000 shares of Class B restricted stock to its Chief Financial Officer.

During January 2023, 296,759 shares of Class B restricted stock were cancelled or forfeited due to (i) the cancellation of 285,036 shares of restricted stock in connection with the departure of the Company's former Chief Financial Officer and (ii) the remaining shares forfeited upon the termination of certain employees of the Company.

In connection with Patrick Fabbio’s January 27, 2023 departure as the Company's Chief Financial Officer, the Company and Mr. Fabbio entered into a Separation and General Release Agreement (the “Separation Agreement”), which provides, among other things, that the Company shall pay Mr. Fabbio severance in the amount of $307,913, which is included in selling, general and administrative expense on the consolidated statement of operations and comprehensive loss for the year ended July 31, 2023.

In connection with the termination of Mr. Fabbio’s position as Chief Financial Officer of the Company, there was a material forfeiture of his Class B restricted shares and stock options resulting in a reversal of approximately $915 thousand in stock-based compensation expense for the year ended July 31, 2023 that was previously recorded to selling, general and administrative expense.

On August 28, 2023, the Company issued 111,408 shares of Class B restricted stock to Howard S. Jonas.

On October 25, 2023, the Company issued 135,000 shares of Class B restricted stock to employees of the Company.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2023	684,766	$4.22
Granted	246,408	1.84
Vested	(76,001)	4.03
Non-vested shares at October 31, 2023	855,173	$3.41

At October 31, 2023, there was $1.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next four years.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the stock-based compensation expense for the Company’s equity incentive plans is presented below (in thousands):

	For the Three Months Ended, October 31
	2023	2022
General and administrative	$508	$1,083
Research and development	141	97
Net stock-based compensation expense	$649	$1,180

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

Approximately $8.2 million of the proceeds received pursuant to the SPA were used by the Company to exercise an additional portion of a warrant in order to maintain the Company’s relative position in Cornerstone Pharmaceuticals in light of issuances of Cornerstone Pharmaceuticals equity securities to third-party shareholders of Cornerstone Pharmaceuticals, due to warrant exercises by these shareholders. Under the SPA, two entities, on whose Boards of Directors Howard Jonas (the Registrant’s Chairman of the Board and former Chief Executive Officer) serves, each purchased 218,245 shares of Class B common stock for consideration of $5 million each. The shares and warrants were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On June 6, 2022, the Company's outstanding warrants to purchase 26,189 shares of common stock at an exercise price of $22.91 per share expired. As of October 31, 2023, the Company had no outstanding warrants.

NOTE 21 – LEASES

The Company is the lessor of the Israeli property which is leased to tenants under net operating leases with a term expiration date within 2025. Lease income included on the consolidated statements of operations and comprehensive loss was $0.1 million and $0.1 million for the three months ended October 31, 2023 and 2022, respectively. During the three months ended October 31, 2023, no real estate property taxes were included in rental income.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of October 31, 2023, under non-cancellable operating leases which expire on various dates through 2025 are as follows:

Three months ending October 31,	Related Parties	Other	Total
	(in thousands)
2024	$58	$—	$58
2025	78	—	78
Total Minimum Future Rental Income	$136	$—	$136

A related party has the right to terminate the Israeli lease upon four months’ notice.

NOTE 22 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of issuance of the unaudited consolidated financial statements included herein. There have been no subsequent events that occurred during such period other than those disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rafael Holdings, Inc. (NYSE:RFL), (“Rafael Holdings”, “we” or the “Company”), a Delaware corporation, is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including an investment in Cornerstone Pharmaceuticals, Inc., formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, the Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and an investment in Cyclo Therapeutics, Inc. (Nasdaq: CYTH) (“Cyclo Therapeutics” or “Cyclo), a clinical-stage biotechnology company dedicated to developing life-changing medicines for patients and families living with challenging diseases through its lead therapeutic asset, Trappsol® Cyclo™. We also hold an investment in Day Three Labs, Inc. (“Day Three”), a company which reimagines existing cannabis offerings with pharmaceutical-grade technology and innovation like Unlokt™ to bring to market better, cleaner, more precise and predictable products in the cannabis industry, and a majority interest in Rafael Medical Devices, LLC, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries (“Rafael Medical Devices” and Day Three Labs together with the Pharmaceutical Companies, represent our “Investment Companies”). In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. The Company’s primary focus is to expand our investment portfolio through opportunistic and strategic investments including therapeutics which address high unmet medical needs.

The Company holds debt and equity investments in Cornerstone, that include preferred and common equity interests. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Cornerstone in exchange for issuing Company Class B common stock to the other stockholders of Cornerstone ("Merger Agreement" or "Merger"). On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Cornerstone's lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas. In addition, following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In light of the Data Events, the Company concluded that the prospects for CPI-613 were uncertain and fully impaired in its financial statements for the year ended July 31, 2022, the value of its loans, receivables, and investment in Cornerstone based upon its valuation of Cornerstone.

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

On March 21, 2023, the Company loaned $2.0 million to Cornerstone which debt is represented by a Promissory Note made by Cornerstone (the "Promissory Note"). The Promissory Note, which bears interest at a rate of seven and one-half percent (7.5%) per annum, was originally due and payable on May 22, 2023. On May 22, 2023, the Promissory Note was amended to extend the maturity date to November 30, 2023 and to waive any increase in the interest rate provided for in the Promissory Note, provided that the entire principal amount and all accrued interest thereon is repaid in cash or converted into equity securities of Cornerstone no later than November 30, 2023.

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

In 2019, the Company established the Barer Institute Inc., an early-stage small molecule research operation focused on developing a pipeline of novel therapeutic compounds, including compounds to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer was led by a team of scientists and academic advisors considered to be among the leading experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer's subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing ("Princeton") for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at the Barer Institute. The Company also holds a majority equity interest in LipoMedix, a clinical stage oncological pharmaceutical company based in Israel. In addition, the Company has invested in other early-stage pharmaceutical ventures.

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

On April 7, 2023, the Company entered into a Common Stock Purchase Agreement (the “Day Three Purchase Agreement”) with Day Three. Day Three is a cannabinoid ingredient manufacturer specializing in the development and commercialization of novel cannabis product solutions. Pursuant to the Day Three Purchase Agreement, the Company purchased 4,302,224 shares of common stock representing 38% of the outstanding shares of common stock of Day Three (33.333% on a fully diluted basis), for a purchase price of $3.0 million. The Company also received a warrant exercisable for 7,528,893 shares of common stock at an aggregate purchase price of $3.0 million, which expires five years from the date of issuance or earlier based on the occurrence of certain events as defined in the Day Three Purchase Agreement. As of October 31, 2023, the Company had not exercised the warrant. Refer to Note 8 to our accompanying consolidated financial statements for further detail.

On May 2, 2023, the Company entered into a Securities Purchase Agreement (the “Cyclo SPA”) with Cyclo. Cyclo is a clinical-stage biotechnology company dedicated to developing life-changing medicines for patients and families living with challenging diseases through its lead therapeutic asset, Trappsol®. The Company purchased from Cyclo (i) 2,514,970 common shares (the “Purchased Shares”) and (ii) a warrant to purchase 2,514,970 common shares with an exercise price of $0.71 per share (the “May Warrant”), at a combined purchase price equal to $0.835 per Purchased Share and May Warrant to purchase one share, for an aggregate purchase price of $2.1 million. The May Warrant is exercisable until August 1, 2030.

On August 1, 2023, pursuant to a Securities Purchase Agreement (the “Cyclo II SPA”) dated June 1, 2023, the Company purchased an additional 4,000,000 shares of common stock (the “Cyclo II Shares”), and received a warrant to purchase an additional 4,000,000 Shares (the “Cyclo II Warrant”), for an aggregate purchase price of $5,000,000. The Cyclo II Warrant has an exercise price of $1.25 per share and is exercisable until August 1, 2030. The August 1, 2023 investment increased the Company's percentage ownership of Cyclo common stock to approximately 34%. As of the date of this report, the Company has not exercised the Cyclo II Warrant.

On October 20, 2023, the Company exercised the May Warrant to purchase 2,514,970 common shares at an exercise price of $0.71 per share, pursuant to a Securities Purchase Agreement dated October 20, 2023, and received a new warrant (the "Replacement Warrant") to purchase 2,766,467 common shares at an exercise price of $0.95 per share. The Replacement Warrant is exercisable until October 20, 2027. As of the date of this report, the Company had not exercised the Replacement Warrant. Both the Cyclo II Warrant and Replacement Warrant (collectively, the "Cyclo Warrants") are subject to the restriction that exercise(s) do not convey more than 49% ownership to the Company. Upon exercise of the May Warrant, the Company recognized a realized gain of $424 thousand. The October 20, 2023 investment increased the Company's percentage ownership of Cyclo common stock to approximately 40%.

In August 2023, the Company raised $925,000 from third parties in exchange for a 31.62% ownership of Rafael Medical Devices. As of July 31, 2023, the Company recorded $825,000 of the funds received related to the sale within prepaid expenses and other current assets and other current liabilities within the consolidated balance sheets.

Historically, the Company owned real estate assets. In 2020, the Company sold an office building located in Piscataway, New Jersey and on August 22, 2022, the Company sold the 520 Property. As of July 31, 2023, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining real estate asset.

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

Healthcare Segment

Our consolidated expenses for our Healthcare segment were as follows:

	Three Months Ended October 31,		Change
	2023	2022	$	%
	(in thousands)
General and administrative	$(2,008)	$(3,077)	1,069	35%
Research and development	(489)	(2,081)	1,592	77%
Depreciation	(3)	(6)	3	50%
Loss from operations	$(2,500)	$(5,164)	2,664	52%

To date, the Healthcare segment has not generated any revenues. The entirety of the expenses in the Healthcare segment relate to the activities of LipoMedix, Barer, Farber, and Rafael Medical Devices. As of October 31, 2023, we held a 100% interest in Barer, a 95% interest in LipoMedix, a 93% interest in Farber, and a 68% interest in Rafael Medical Devices.

On August 1, 2023, Rafael Medical Devices closed on the sale of membership units in exchange for $925,000, and following that sale, the Company holds a 68% voting interest based on the outstanding equity interests in Rafael Medical Devices. As of July 31, 2023, the Company recorded $825,000 of the funds received related to the sale within prepaid expenses and other current assets and other liabilities within the consolidated balance sheets.

General and administrative expenses. General and administrative expenses consist mainly of payroll, stock-based compensation expense, benefits, facilities, consulting and professional fees. The Company's operations have scaled to meet the current needs which has led to reduced overall general and administrative expenses. The decrease during the three months ended October 31, 2023 compared to the three months ended October 31, 2022 is comprised of a decrease in stock-based compensation expense of approximately $0.6 million, a decrease in payroll expenses of approximately $0.4 million, a decrease in insurance expense of approximately $0.4 million, a decrease in license and fee expense of $0.1 million, partially offset by a net increase in professional fees of approximately $0.3 million and an increase in other general and administrative expenses of approximately $0.1 million.

Research and development expenses. Research and development expenses decreased for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022. Research and development expenses are derived from activity at Barer, LipoMedix, Farber, and Rafael Medical Devices. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at the Barer Institute. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities.

Real Estate Segment

The revenue and expenses of the 520 Property have been excluded from the real estate segment in the figures below due to its classification of held-for-sale and discontinued operations, and the sale of the 520 Property on August 22, 2022. The Real Estate segment consists of a portion of a commercial building in Israel. Consolidated income and expenses for our Real Estate segment were as follows:

	Three Months Ended October 31,		Change
	2023	2022	$	%
	(in thousands)
Rental – Third Party	$41	$43	(2)	(5)%
Rental – Related Party	27	27	—	—%
General and administrative	(32)	(32)	—	—%
Depreciation and amortization	(14)	(16)	2	13%
Income from operations	$22	$22	—	—%

Rental - Third Party. Rental revenue decreased by $2 thousand during the three months ended October 31, 2023 compared to the three months ended October 31, 2022.

Depreciation and amortization. Depreciation and amortization increased by $2 thousand during the three months ended October 31, 2023 compared to the three months ended October 31, 2022.

Consolidated Operations

Our consolidated income and expense line items below loss from operations were as follows:

	Three Months Ended October 31,		Change
	2023	2022	$	%
	(in thousands)
Loss from continuing operations	$(2,478)	$(5,142)	2,664	52%
Interest income	582	208	374	(180)%
Impairment of investments - Other Pharmaceuticals	—	(156)	156	100%
Realized gain on available-for-sale securities	177	15	162	1080%
Realized loss on investment in equity securities	(46)	—	(46)	(100)%
Realized gain on investments - Cyclo Therapeutics Inc.	424	—	424	(100)%
Unrealized loss on investments - Cyclo Therapeutics Inc.	(2,124)	—	(2,124)	(100)%
Unrealized loss on investments - Hedge Funds	(166)	(127)	(39)	31%
Other income	93	—	93	100%
Loss from continuing operations before income taxes	(3,538)	(5,202)	1,664	32%
Provision for income taxes	(6)	(5)	(1)	(20)%
Equity in loss of Day Three Labs Inc.	(216)	—	(216)	100%
Consolidated net loss from continuing operations	(3,760)	(5,207)	1,447	28%
Income (loss) from discontinued operations related to 520 Property	—	6,700	(6,700)	100%
Net loss attributable to noncontrolling interests	(122)	(99)	(23)	(23)%
Net (loss) income attributable to Rafael Holdings, Inc.	$(3,638)	$1,592	$(5,230)	329%

Interest income. Interest income was $582 thousand and $208 thousand for the three months ended October 31, 2023 and 2022, respectively. The increase is primarily due to an increase in interest rates.

Impairment of investments - Other Pharmaceuticals. We recorded an impairment loss of $156 thousand related to our investment in Nanovibronix using the measurement alternative for the three months ended October 31, 2022.

Realized gain on available-for-sale securities. We recorded realized gains of approximately $177 thousand and $15 thousand for the three months ended October 31, 2023 and 2022, respectively, related to available-for-sale securities sold during the period.

Realized gain on investments - Cyclo. We recorded a realized gain of approximately $424 thousand related to the exercise of the May Warrants in connection with our October 2023 investment in Cyclo for the three months ended October 31, 2023.

Unrealized gain on investments - Cyclo. We recorded an unrealized loss of approximately $2.1 thousand related to the change in fair value in our investment in Cyclo for the three months ended October 31, 2023.

Unrealized gain (loss) on investments - Hedge Funds. We recorded unrealized losses of approximately $166 thousand and approximately $127 thousand for the three months ended October 31, 2023 and 2022, respectively.

Equity in loss of Day Three Labs, Inc. We recognized a loss of approximately $216 thousand from our ownership interest in Day Three due to operating results for the three months ended October 31, 2023. As of October 31, 2023, the equity method investment in Day Three on our balance sheet is approximately $2.6 million.

Income (loss) from discontinued operations related to 520 Property. Discontinued operations include: (i) rental and parking revenues, (ii) payroll, benefits, facilities, consulting and professional fees dedicated to 520 Property, (iii) depreciation and amortization expenses, (iv) interest (including amortization of debt issuance costs) on the note payable that was secured by a mortgage on the 520 Property, and (v) gain on the disposal of the 520 Property. The operating results of these items are presented in our consolidated statements of operations and comprehensive loss as discontinued operations for all periods presented. The decrease in the net income attributable to discontinued operations for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022 was due to a gain on the sale of the 520 Property of $6.8 million for the three months ended October 31, 2022, and a loss from discontinued operations of $84 thousand for the three months ended October 31, 2022, compared to no activity for the three months ended October 31, 2023.

See Note 3 to our accompanying consolidated financial statements for further information regarding discontinued operations.

Liquidity and Capital Resources

	October 31,	July 31,	Change
	2023	2023	$	%
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$13,197	$21,498	(8,301)	(39)%
Convertible note receivable, related party	1,858	1,921	(63)	(3)%
Working capital	76,532	80,796	(4,264)	(5)%
Total assets	95,502	98,829	(3,327)	(3)%
Total equity attributable to Rafael Holdings, Inc.	98,205	100,293	(2,088)	(2)%
Noncontrolling interests	(3,693)	(3,664)	(29)	1%
Total equity	94,512	96,629	(2,117)	(2)%

	For the three months ended October 31,		Change
	2023	2022	$	%
Cash flows (used in) provided by	(in thousands)
Operating activities of continuing operations	$(2,133)	$(2,159)	26	(1)%
Investing activities of continuing operations	(6,786)	(34,197)	27,411	(80)%
Financing activities of continuing operations	807	(6)	813	(13550)%
Effect of exchange rates on cash and cash equivalents	(189)	(92)	(97)	106%
Operating, investing, and financing activities of discontinued operations	—	32,750	(32,750)	(100)%
(Decrease) increase in cash and cash equivalents	$(8,301)	$(3,704)	(4,597)	124%

Capital Resources

As of October 31, 2023, we held cash and cash equivalents of approximately $13.2 million, and available-for-sale securities valued at approximately $58.9 million. On August 22, 2022, the Company received net proceeds of approximately $33 million in connection with the sale of the 520 Property (see Note 3 to our accompanying consolidated financial statements for further details). The Company expects its balance of cash and cash equivalents, and available-for-sale-securities, to be sufficient to meet our obligations for at least the 12 months from the filing of this Quarterly Report on Form 10-Q.

Operating Activities

Cash used in operating activities decreased by $26 thousand from cash used of $2.2 million for the three months ended October 31, 2022, to cash used of $2.1 million for the three months ended October 31, 2023, which is primarily attributed to the decrease in net loss from continuing operations.

Investing Activities

Cash used in investing activities for the three months ended October 31, 2023 was primarily due to purchases of available-for-sale securities of approximately $47.5 million, the purchase of investment in Cyclo of $6.8 million, and the loan of $0.3 million to Day Three. This is partially offset by proceeds of $47.5 million from the sale and maturities of available-for-sale securities and proceeds of $0.3 million from the sale of equity securities.

Cash used in investing activities for the three months ended October 31, 2022 was primarily due to purchases of available-for-sale securities of approximately $57.1 million, partially offset by proceeds of $22.9 million from the maturities of available-for-sale securities.

Financing Activities

Cash provided by financing activities for the three months ended October 31, 2023 was primarily related to the proceeds from sale of RMD membership units of $0.9 million.

Cash used in financing activities for the three months ended October 31, 2022 was primarily related to payments for employee taxes from vesting of employee RSUs for which shares were withheld by the Company.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Operating, Financing, and Investing Activities of Discontinued Operations

The cash flows from discontinued operations - 520 Property represents the net income excluding non-cash depreciation and amortization, as well as the proceeds from the sale of the 520 Property. For the three months ended October 31, 2022, net cash used in operating activities totaled $0.4 million. Net cash provided by investing activities of $48.2 million related to proceeds from sale of the 520 Property of $49.4 million, slightly offset by payment of transaction costs of $1.2 million. Net cash used in financing activities of $15.0 million related to the payment of the Note Payable in connection with sale of the 520 Property.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in the Critical Accounting Estimates section in Item 7 of the Annual Report on Form 10-K for fiscal 2023. There were no material changes during the quarter ended October 31, 2023 to the Critical Accounting Estimates previously disclosed in the Annual Report on Form 10-K for fiscal 2023 except as follows:

Investments - Fair Value Method

The Company has elected the fair value option to account for its investment in Cyclo Therapeutics Inc. over which the Company has significant influence. The fair value option is irrevocable once elected. The Company measures its investment in Cyclo at fair value and records all subsequent changes in fair value in earnings in the consolidated statement of operations. The Company believes the fair value option best reflects the underlying economics of the investment. See Note 9, “Investments," in our accompanying consolidated financial statements for further details.

The total aggregate fair value of the Cyclo investment of $9,849,042 as of October 31, 2023 is comprised of common shares with an aggregate fair value of $8,759,042 (measured based on the closing stock price of Cyclo Therapeutics, Inc., a Level I fair value) and warrants with an aggregate fair value of $1,090,000 (measured using a Level III fair value estimate).

The Company recognizes the fair value of the Cyclo Warrants utilizing a Black-Scholes option-pricing valuation model (“Black-Scholes model”) at acquisition and each reporting date. The application of the Black-Scholes model utilizes significant assumptions, including expected volatility, expected life and risk-free interest rate. In order to determine the volatility, we measured expected volatility based on several inputs, including considering a peer group of publicly traded companies and the implied volatility of the Company's publicly-traded warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Both of the Cyclo Warrants and the underlying shares of common stock are subject to volume restrictions in accordance with SEC Rule 144 for which a discount to the stock price of Cyclo was applied. The Black-Scholes model further incorporated a discount for the overall lack of marketability for the Cyclo Warrants.

Certain inputs utilized in our Black-Scholes model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our consolidated statement of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures from those described in Item 7A of our 2023 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2023.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

Legal proceedings in which we are involved, if any, are more fully described in Note 19 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for fiscal 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

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

Date: December 14, 2023

Rafael Holdings, Inc.

By:	/s/ William Conkling
William Conkling
Chief Executive Officer

By:	/s/ David Polinsky
David Polinsky
Chief Financial Officer