Form 10-Q
period 2024-01-31
Rafael Holdings, Inc.
filed 2024-03-14
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2024.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of March 11, 2024 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	23,797,276 shares

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31, 2024	July 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,136	$21,498
Available-for-sale securities	64,587	57,714
Interest receivable	560	387
Convertible note receivable, related party	1,924	1,921
Accounts receivable, net of allowance for doubtful accounts of $245 at January 31, 2024 and July 31, 2023	379	213
Prepaid expenses and other current assets	487	914
Investment in equity securities	—	294
Total current assets	75,073	82,941

Property and equipment, net	2,064	1,695
Investments – Other Pharmaceuticals	—	65
Investments – Hedge Funds	2,369	4,984
Investment – Day Three	—	2,797
Investments – Cyclo Therapeutics Inc.	19,567	4,763
Goodwill	3,571	—
Intangible assets	1,888	—
In-process research and development	1,575	1,575
Other assets	42	9
TOTAL ASSETS	$106,149	$98,829

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$509	$333
Accrued expenses	845	763
Other current liabilities	140	1,023
Due to related parties	69	26
Installment note payable	1,700	—
Total current liabilities	3,263	2,145

Deferred income tax liabilities, net	545	—
Other liabilities	87	55
TOTAL LIABILITIES	3,895	2,200

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of January 31, 2024 and July 31, 2023	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 23,882,117 issued and 23,695,332 outstanding (excluding treasury shares of 101,487) as of January 31, 2024, and 23,708,365 shares issued and 23,490,527 shares outstanding as of July 31, 2023	238	236
Additional paid-in capital	266,159	264,010
Accumulated deficit	(164,924)	(167,333)
Treasury stock, at cost; 101,487 and 0 Class B shares as of January 31, 2024 and July 31, 2023, respectively	(168)	—
Accumulated other comprehensive loss related to unrealized loss on available-for-sale securities	(88)	(353)
Accumulated other comprehensive income related to foreign currency translation adjustment	3,714	3,725
Total equity	104,939	100,293
Noncontrolling interests	(2,685)	(3,664)
TOTAL EQUITY ATTRIBUTABLE TO RAFAEL HOLDINGS, INC.	102,254	96,629
TOTAL LIABILITIES AND EQUITY	$106,149	$98,829

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except share and per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
REVENUE
Rental – Third Party	$41	$43	$82	$86
Rental – Related Party	27	27	54	54
Total revenue	68	70	136	140

COSTS AND EXPENSES
General and administrative	2,561	2,085	4,601	5,194
Research and development	612	2,225	1,101	4,306
Depreciation and amortization	38	19	55	41
Loss from operations	(3,143)	(4,259)	(5,621)	(9,401)

Interest income	693	562	1,275	770
Impairment of investments - Other Pharmaceuticals	—	(67)	—	(223)
Loss on initial investment in Day Three upon acquisition	(1,633)	—	(1,633)	—
Realized gain on available-for-sale securities	399	139	576	154
Realized loss on investment in equity securities	—	—	(46)	—
Realized gain on investments - Cyclo Therapeutics Inc.	—	—	424	—
Unrealized gain on investments - Cyclo Therapeutics Inc.	9,718	—	7,594	—
Unrealized gain (loss) on investments - Hedge Funds	51	378	(115)	251
Other Income	25	—	118	—
Income (loss) from continuing operations before income taxes	6,110	(3,247)	2,572	(8,449)
Provision for income taxes	—	(5)	(6)	(10)
Equity in loss of Day Three	(206)	—	(422)	—
Consolidated net income (loss) from continuing operations	5,904	(3,252)	2,144	(8,459)

Discontinued Operations (Note 3)
Loss from discontinued operations related to 520 Property	—	(157)	—	(241)
Gain on disposal of 520 Property	—	—	—	6,784
Income (loss) from discontinued operations	—	(157)	—	6,543

Consolidated net income (loss)	5,904	(3,409)	2,144	(1,916)
Net loss attributable to noncontrolling interests	(143)	(159)	(265)	(258)
Net income (loss) attributable to Rafael Holdings, Inc.	$6,047	$(3,250)	$2,409	$(1,658)

OTHER COMPREHENSIVE INCOME (LOSS)
Consolidated net income (loss)	$5,904	$(3,409)	$2,144	$(1,916)
Unrealized gain on available-for-sale securities	58	268	265	371
Foreign currency translation adjustment	46	(16)	(30)	(26)
Comprehensive income (loss)	6,008	(3,157)	2,379	(1,571)
Comprehensive loss attributable to noncontrolling interests	(145)	(156)	(264)	(255)
Comprehensive income (loss) attributable to Rafael Holdings, Inc.	$6,153	$(3,001)	$2,643	$(1,316)

Income (loss) per share attributable to common stockholders
Basic:
Continuing operations	$0.26	$(0.13)	$0.10	$(0.36)
Discontinued operations	—	(0.01)	—	0.28
Total basic income (loss) per share	$0.26	$(0.14)	$0.10	$(0.08)
Diluted:
Continuing operations	$0.25	$(0.13)	$0.10	$(0.36)
Discontinued operations	—	(0.01)	—	0.28
Total diluted income (loss) per share	$0.25	$(0.14)	$0.10	$(0.08)

Weighted average number of shares used in calculation of income (loss) per share
Basic	23,642,421	23,155,018	23,643,660	23,085,612
Diluted	24,402,069	23,155,018	24,403,308	23,085,612

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

 (unaudited, in thousands, except share data)

	Three Months Ended January 31, 2024
							Accumulated
	Common Stock,		Common Stock,		Additional		other
	Series A		Series B		paid-in-	Accumulated	comprehensive	Noncontrolling	Treasury Stock		Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Class B Shares	Amount	Equity
Balance at November 1, 2023	787,163	$8	23,668,315	$238	$265,487	$(170,971)	$3,522	$(3,693)	50,700	$(79)	$94,512
Net income (loss)	—	—	—	—	—	6,047	—	(143)	—	—	5,904
Stock-based compensation	—	—	101,402	—	715	—	—	—	—	—	715
Shares withheld for payroll taxes	—	—	(23,598)	—	(43)	—	—	—	—	—	(43)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	58	—	—	—	58
Noncontrolling interest in Day Three acquisition	—	—	—	—	—	—	—	1,151	—	—	1,151
Purchases of treasury stock	—	—	(50,787)	—	—	—	—	—	50,787	(89)	(89)
Foreign currency translation adjustment	—	—	—	—	—	—	46	—	—	—	46
Balance at January 31, 2024	787,163	$8	23,695,332	$238	$266,159	$(164,924)	$3,626	$(2,685)	101,487	$(168)	$102,254

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

 (unaudited, in thousands, except share data)

	Six Months Ended January 31, 2024
							Accumulated
	Common Stock,		Common Stock,		Additional		other
	Series A		Series B		paid-in	Accumulated	comprehensive	Noncontrolling	Treasury Stock		Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Class B Shares	Amount	Equity
Balance at August 1, 2023	787,163	$8	23,490,527	$236	$264,010	$(167,333)	$3,372	$(3,664)	$—	$—	$96,629
Net income (loss)	—	—	—	—	—	2,409	—	(265)	—	—	2,144
Stock-based compensation	—	—	347,810	2	1,362	—	—	—	—	—	1,364
Shares withheld for payroll taxes	—	—	(41,518)	—	(82)	—	—	—	—	—	(82)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	265	—	—	—	265
Sale of Rafael Medical Devices membership units	—	—	—	—	869	—	—	56	—	—	925
Noncontrolling interest in Day Three acquisition	—	—	—	—	—	—	—	1,151	—	—	1,151
Purchases of treasury stock	—	—	(101,487)	—	—	—	—	—	101,487	(168)	(168)
Dissolution of Levco	—	—	—	—	—	—	19	37	—	—	56
Foreign currency translation adjustment	—	—	—	—	—	—	(30)	—	—	—	(30)
Balance at January 31, 2024	787,163	$8	23,695,332	$238	$266,159	$(164,924)	$3,626	$(2,685)	101,487	$(168)	$102,254

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended January 31, 2023
	Common Stock, Series A		Common Stock, Series B		Additional paid- in-	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Equity
Balance at November 1, 2022	787,163	$8	23,685,036	$237	$263,197	$(163,865)	$3,797	$(3,408)	$99,966
Net (loss)	—	—	—	—	—	(3,250)	—	(159)	(3,409)
Stock-based compensation	—	—	220,019	2	778	—	—	—	780
Forfeiture of restricted stock	—	—	(296,384)	(2)	(901)	—	—	—	(903)
Shares withheld for payroll taxes	—	—	(85,676)	(1)	(150)	—	—	—	(151)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	268	—	268
Foreign currency translation adjustment	—	—	—	—	—	—	(16)	—	(16)
Balance at January 31, 2023	787,163	$8	23,522,995	$236	$262,924	$(167,115)	$4,049	$(3,567)	$96,535

	Six Months Ended January 31, 2023
	Common Stock, Series A		Common Stock, Series B		Additional paid in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Equity
Balance at August 1, 2022	787,163	$8	23,687,964	$237	$262,023	$(165,457)	$3,704	$(3,309)	$97,206
Net loss	—	—	—	—	—	(1,658)	—	(258)	(1,916)
Stock-based compensation	—	—	220,019	2	1,957	—	—	—	1,959
Forfeiture of restricted stock	—	—	(296,384)	(2)	(900)	—	—	—	(902)
Shares withheld for payroll taxes	—	—	(88,604)	(1)	(156)	—	—	—	(157)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	371	—	371
Foreign currency translation adjustment	—	—	—	—	—	—	(26)	—	(26)
Balance at January 31, 2023	787,163	$8	23,522,995	$236	$262,924	$(167,115)	$4,049	$(3,567)	$96,535

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended January 31,
	2024	2023
Operating activities
Consolidated net income (loss)	$2,144	$(1,916)
Less: income from discontinued operations	—	6,543
Income (loss) from continuing operations	2,144	(8,459)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities
Depreciation and amortization	55	41
Gain on sale of property and equipment	(27)	—
Net unrealized gain (loss) on investments - Hedge Funds	115	(251)
Realized loss on investment in equity securities	46	—
Realized gain on available-for-sale securities	(576)	(154)
Amortization of discount on available-for-sale securities	(1,052)	(220)
Impairment of investments - Other Pharmaceuticals	—	223
Loss on initial investment in Day Three upon acquisition	1,633	—
Realized gain in equity investments - Cyclo Therapeutics Inc.	(424)	—
Unrealized gain in equity investments - Cyclo Therapeutics Inc.	(7,594)	—
Gain on dissolution of a business	18	—
Equity in loss of Day Three	422	—
Bad debt expense	2	—
Stock-based compensation	1,364	1,057

Change in assets and liabilities, net of effects from discontinued operations:
Trade accounts receivable	(103)	(111)
Interest receivable	(184)	(174)
Prepaid expenses and other current assets	712	822
Other assets	(33)	(26)
Accounts payable and accrued expenses	(372)	(155)
Other current liabilities	(883)	30
Due to related parties	43	(69)
Other liabilities	32	9
Net cash used in continuing operations	(4,662)	(7,437)
Net cash used in discontinued operations	—	(687)
Net cash used in operating activities	(4,662)	(8,124)

Investing activities
Purchase of property and equipment	(11)	—
Purchases of available-for-sale securities	(105,063)	(113,137)
Proceeds from the sale and maturities of available-for-sale securities	100,090	71,383
Proceeds from Day Three patent sale	70	—
Proceeds from investments - Other Pharmaceuticals	42	—
Proceeds from sales of equity securities	271	—
Purchase of Investment in Cyclo Therapeutics Inc.	(6,786)	—
Issuance of Day Three Promissory Notes	(1,989)	—
Cash acquired in acquisition of Day Three, net of cash payments	1,299	—
Proceeds from hedge funds	2,500	—
Net cash used in investing activities of continuing operations	(9,577)	(41,754)
Proceeds from sale of 520 Property - discontinued operations	—	49,400
Payment of transaction costs for sale of 520 Property - discontinued operations	—	(1,229)
Net cash provided by investing activities of discontinued operations	—	48,171
Net cash (used in) provided by investing activities	(9,577)	6,417

Financing activities
Principal payments on installment note payable	(800)	—
Payments for taxes related to shares withheld for employee taxes	(82)	(157)
Purchases of treasury stock	(168)	—
Proceeds from sale of Rafael Medical Devices membership units	925	—
Net cash used in continuing operations	(125)	(157)
Payment of Note Payable in connection with sale of 520 Property - discontinued operations	—	(15,000)
Net cash used in financing activities of discontinued operations	—	(15,000)
Net cash used in financing activities	(125)	(15,157)

Effect of exchange rate changes on cash and cash equivalents	2	(3)
Net decrease in cash and cash equivalents	(14,362)	(16,867)
Cash and cash equivalents, beginning of period	21,498	26,537
Cash and cash equivalents, end of period	$7,136	$9,670

Non-cash supplemental disclosure
Noncash consideration received in exchange for equipment	$34	$—
Other receivable recognized related to sale of patent	$210	$—
Consideration for acquisition of Day Three included in accrued expenses	$200	$—
Elimination of principal and accrued interest on the Day Three Promissory Notes included in consideration for acquisition of Day Three	$2,000	$—

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Description of Business

Rafael Holdings, Inc. (NYSE:RFL), (“Rafael Holdings”, “we” or the “Company”), a Delaware corporation, is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including an investment in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and an investment in Cyclo Therapeutics Inc. (Nasdaq: CYTH), (“Cyclo Therapeutics” or “Cyclo”), a clinical-stage biotechnology company dedicated to developing life-changing medicines for patients and families living with challenging diseases through its lead therapeutic asset, Trappsol® Cyclo™. We also hold a majority interest in Day Three Labs, Inc. (“Day Three”), a company which reimagines existing cannabis offerings with pharmaceutical-grade technology and innovation like Unlokt™ to bring to market better, cleaner, more precise and predictable products, and a majority interest in Rafael Medical Devices, LLC, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries (“Rafael Medical Devices” and Day Three together with the Pharmaceutical Companies, represent our “Investment Companies”). In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. The Company’s primary focus is to expand our investment portfolio through opportunistic and strategic investments including therapeutics which address high unmet medical needs.

The Company holds debt and equity investments in Cornerstone that includes preferred and common equity interests. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Cornerstone Pharmaceuticals in exchange for issuing Company Class B common stock to the other stockholders of Cornerstone Pharmaceuticals (“Merger Agreement” or “Merger”). On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Cornerstone Pharmaceuticals’ lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas. In addition, following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In connection with the preparation of the Company’s financial statements for the first quarter ended October 31, 2021, accounting principles generally accepted in the United States of America (“U.S. GAAP”) required that the Company assess the impact of the Data Events and determine whether the carrying values of the Company’s assets were impaired based upon the Company’s expectations to realize future value. In light of the Data Events, the Company concluded that the likelihood of further development of and prospects for CPI-613 is uncertain and fully impaired in the first quarter ended October 31, 2021 the value of its loans, receivables, and investment in Cornerstone Pharmaceuticals based upon its valuation of Cornerstone Pharmaceuticals. On February 2, 2022, the Company terminated the Merger Agreement with Cornerstone Pharmaceuticals, effective immediately, in accordance with its terms. On March 21, 2023, the Company loaned $2.0 million to Cornerstone which debt is represented by a Promissory Note made by Cornerstone (the “Promissory Note”). See Note 5 for more information.

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests. See Note 23 for additional information regarding the restructuring transaction.

In May 2023, the Company first invested in Cyclo Therapeutics. Cyclo is a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017, the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020, Cyclo announced Top Line data showing a favorable safety and tolerability profile for Trappsol® Cyclo™ in this study. Cyclo is currently conducting a Phase 3 Clinical Trial Evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease Type C1. See Note 9 for more information on the Company’s investments in Cyclo.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In 2019, the Company established Barer, a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer has been comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer Institute.

In 2016, the Company first invested in LipoMedix, a privately held Israeli clinical stage pharmaceutical company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery, and currently holds 95% of the ordinary shares of LipoMedix.

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

All majority-owned subsidiaries are consolidated with all intercompany transactions and balances eliminated in consolidation. In addition to Rafael Holdings, Inc., the subsidiaries included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100	%*
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, LLC	United States – Delaware	68%
Levco Pharmaceuticals Ltd.	Israel	95	%***
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90%
LipoMedix Pharmaceuticals Ltd.	Israel	95	%****
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC	United States – Delaware	45	%**
Day Three Labs, Inc.	United States – Delaware	79%

* In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities.

** 50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership in Pharma Holdings, LLC and, therefore, an effective 45% interest in CS Pharma Holdings, LLC. The Company, along with CS Pharma and Pharma Holdings, collectively own securities representing 51% of the outstanding capital stock of Cornerstone Pharmaceuticals and 42% of the capital stock on a fully diluted basis. See Note 4 for further details.

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

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP. The accompanying consolidated financial statements reflect the activity related to the 520 Property as discontinued operations. Operating results for the six months ended January 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2024. The balance sheet at July 31, 2023 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023, or the 2023 Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Liquidity

As of January 31, 2024, the Company had cash and cash equivalents of approximately $7.1 million, and available-for-sale securities valued at approximately $64.6 million. The Company expects the balance of cash and cash equivalents, and available-for-sale securities to be sufficient to meet its obligations for at least the next 12 months from the issuance of these consolidated financial statements.

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited. For both the three and six months ended January 31, 2024, related parties represented 40% of the Company’s revenue. For the three and six months ended January 31, 2023, including revenue from discontinued operations, related parties represented 39% and 43% of the Company’s revenue, respectively. As of January 31, 2024, there was one customer which represented 12% of the Company’s accounts receivable balance and one related party which represented 45% of the Company's accounts receivable balance. As of July 31, 2023, there was one customer which represented 27% of the Company’s accounts receivable balance and one related party which represented 47% of the Company’s accounts receivable balance.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Reserve for Receivables

The allowance for doubtful accounts reflects the Company’s best estimate of lifetime credit losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written off upon final determination that the trade accounts will not be collected. The computation of this allowance is based on the tenants’ or parking customers’ payment histories, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, inclusive of related parties, which represented 40% of the Company’s total revenue for the three and six months ended January 31, 2024 and 39% and 43% of the Company’s total revenue for the three and six months ended January 31, 2023, respectively. The Company recorded bad debt expense from discontinued operations of approximately $62 thousand and $45 thousand for the three and six months ended January 31, 2023, respectively. The Company recorded bad debt expense from continuing operations of approximately $0 and $2 thousand for the three and six months ended January 31, 2024, respectively.

Convertible Note Receivable, Related Party

The Convertible Note Receivable is classified as available-for-sale as defined under ASC 320, Investments - Debt and Equity Securities, and is recorded at fair value. Subsequent changes in fair value are recorded in accumulated other comprehensive income (loss).

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

The Company has elected the fair value option to account for its investment in Cyclo Therapeutics, as the Company has significant influence over Cyclo’s management. The fair value option is irrevocable once elected. The Company measured its initial investment in Cyclo at fair value and shall record all subsequent changes in fair value in earnings in the consolidated statements of operations and comprehensive loss. The Company believes the fair value option best reflects the underlying economics of the investment. The Company has determined that Cyclo is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cyclo that most significantly impact Cyclo’s economic performance. See Note 9, “Investments in Cyclo Therapeutics, Inc.”

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

Effective August 1, 2023, the Company uses a current expected credit loss (“CECL”) model to estimate the allowance for credit losses on available-for-sale debt securities. For available-for-sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. No allowance for credit losses was recognized by the Company at January 31, 2024.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cost Method Investment

The Company has determined that Cornerstone Pharmaceuticals (see Note 4) is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cornerstone Pharmaceuticals that most significantly impact Cornerstone Pharmaceuticals’ economic performance.

Equity Method Investments

The Company has determined that each of RP Finance, LLC (“RP Finance” and together with Day Three, the “Equity Method Investees”) and Day Three (through January 2, 2024) and the Company’s investments in RP Finance and Day Three, collectively, the “Equity Method Investments”, (see Note 6 and Note 8), is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of the Equity Method Investees that most significantly impact the Equity Method Investees’ economic performance and, therefore, is not required to consolidate the Equity Method Investees. The Company accounts for the Equity Method Investments using the equity method of accounting. As of January 2, 2024, Day Three is a majority-owned subsidiary which is consolidated and is no longer included in the Equity Method Investees.

Long-Lived Assets

Equipment, buildings, leasehold improvements, and furniture and fixtures are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range as follows:

Classification	Years
Building and improvements	40
Tenant improvements	7-15
Machinery and equipment	5
Other (primarily office equipment, furniture and fixtures)	5

Properties

On August 22, 2022, Broad Atlantic Associates LLC, a wholly-owned subsidiary of the Company (“Broad Atlantic”), completed the sale of the 520 Property for a purchase price of $49.4 million. The 520 Property serves as the Company’s headquarters and has several other tenants, and includes a related 800-car public parking garage. The Company determined that the 520 Property met the held-for-sale and discontinued operations criteria as of July 1, 2022. The 520 Property was disposed of on August 22, 2022.

The Company owns a portion of the 6th floor of a building located at 5 Shlomo Halevi Street, in Jerusalem, Israel.

Business Combinations

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, including expected future cash flows. We allocate any excess purchase price over the fair value of the identifiable net assets and liabilities acquired to goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets, which include property and equipment, intangible assets, in-process research and development and patents whenever significant events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a change to operating results. For the six months ended January 31, 2024 and 2023, the Company determined there was no impairment of its long-lived assets.

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

Goodwill

The Company assesses goodwill for impairment on an annual basis or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results. The process of evaluating the potential impairment of goodwill requires significant judgement. In performing the Company’s annual goodwill impairment test, the Company is permitted to first assess qualitative factors to determine whether it is more likely than not the fair value of the Company’s reporting unit is less than its carrying amount, including goodwill. In performing the qualitative assessment, the Company considers certain events and circumstances specific to the reporting unit and the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If the Company chooses to undertake the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company would then proceed to the quantitative impairment test. In the quantitative assessment, the Company compares the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company assesses goodwill for impairment on an annual basis as of May 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted income (loss) per share is determined in the same manner as basic income (loss) per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase would be anti-dilutive. The Company uses income (loss) from continuing operations as the “control number” or benchmark to determine whether potential common shares are dilutive or anti-dilutive for purposes of reporting income (loss) per share for discontinued operations.

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

The 520 Property was encumbered by a mortgage securing a $15 million note payable which was paid off in this transaction. See Note 16 for further information on the note payable. After repaying the note payable, commissions, taxes, and other related costs, the Company received a net cash amount of approximately $33 million at closing.

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

The following table details the components comprising net income (loss) from our discontinued operations:

	Three Months Ended January 31,	Six Months Ended January 31,
	2023	2023
Revenue from discontinued operations:
Rental – third party	$—	$68
Rental – related party	—	115
Parking	—	66
Other – related party	—	—
Total revenue from discontinued operations	—	249

Costs and expenses from discontinued operations:
General and administrative	157	403
Depreciation and amortization	—	—
Loss from discontinued operations	(157)	(154)

Other income	—	—
Interest expense	—	(87)
Loss from discontinued operations	(157)	(241)
Gain on disposal of discontinued operations	—	6,784
Income (loss) from discontinued operations	$(157)	$6,543

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

Pharma Holdings holds 44.0 million shares of Cornerstone Pharmaceuticals’ Series D Convertible Preferred Stock. Pharma Holdings also holds certain governance rights in Cornerstone Pharmaceuticals including the appointment of directors. Pharma Holdings is not the primary beneficiary of Cornerstone Pharmaceuticals as it does not control or direct the activities of Cornerstone Pharmaceuticals that most significantly impact Cornerstone Pharmaceuticals’ economic performance.

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

Due to the Data Events, the Company recorded a full reserve on the amounts due the Company from Cornerstone Pharmaceuticals related to the Line of Credit Agreement for $25 million during the fiscal year ended July 31, 2022.

Restructuring

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests. See Note 23 for additional information regarding the restructuring transaction.

NOTE 5 – CONVERTIBLE NOTE RECEIVABLE, RELATED PARTY

On March 21, 2023, the Company loaned $2.0 million to Cornerstone which is represented by the Promissory Note made by Cornerstone. The Promissory Note, which bears interest at a rate of seven and one-half percent (7.5%) per annum, was originally due and payable on May 22, 2023. The Promissory Note was amended to extend the maturity date to March 13, 2024 and to waive any increase in the interest rate provided for in the Promissory Note, provided that the entire principal amount and all accrued interest thereon is repaid in cash or converted into equity securities of Cornerstone no later than March 13, 2024. On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests. See Note 23 for additional information regarding the restructuring transaction.

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

(Unaudited)

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

The Company recorded the Promissory Note at fair value as the security is classified as available-for-sale. Subsequent changes in fair value are recorded in unrealized gain or loss on available-for-sale securities as a component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of the Promissory Note as of January 31, 2024 and July 31, 2023 are as follows:

January 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Convertible note receivable, related party	$2,000	$—	$(76)	$1,924

July 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Convertible note receivable, related party	$2,000	$—	$(79)	$1,921

Interest income on the Promissory Note totaled approximately $38 and $76 thousand for the three and six months ended January 31, 2024, respectively, and is recorded in interest receivable on the consolidated balance sheets.

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

The Company has determined that RP Finance is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of RP Finance that most significantly impact RP Finance’s economic performance and, therefore, is not required to consolidate RP Finance. Therefore, the Company will use the equity method of accounting to record its investment in RP Finance. As of January 31, 2024 and July 31, 2023, the equity method investment on the Company’s balance sheet was $0, and no additional equity loss or earnings have been recognized for the three and six months ended January 31, 2024 and 2023. The assets and operations of RP Finance are not significant and the Company has identified the equity investment in RP Finance as a related party transaction (see Note 17).

As of January 31, 2024 and July 31, 2023, the Company has funded a cumulative total of $9.375 million in accordance with its 37.5% ownership interests in RP Finance. The amounts funded have been fully reserved as of January 31, 2024 and July 31, 2023. On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests. See Note 23 for additional information regarding the restructuring transaction.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of January 31, 2024, the Company held 95% of the issued and outstanding ordinary shares of LipoMedix and has consolidated this investment from the second quarter of fiscal 2018.

NOTE 8 – INVESTMENT IN DAY THREE LABS INC.

Initial investment in Day Three

On April 7, 2023, the Company entered into a Common Stock Purchase Agreement (the “Day Three Purchase Agreement”) with Day Three. Day Three is a company which reimagines existing cannabis offerings with pharmaceutical-grade technology and innovation like Unlokt™ to bring to market better, cleaner, more precise and predictable products. Pursuant to the Day Three Purchase Agreement, the Company purchased 4,302,224 shares of common stock representing 38% of the outstanding shares of common stock of Day Three (33.333% on a fully diluted basis), for a purchase price of $3.0 million. The Company also received a warrant exercisable for 7,528,893 shares of common stock at an aggregate purchase price of $3.0 million, which expires five years from the date of issuance or earlier based on the occurrence of certain events as defined in the Day Three Purchase Agreement (the “Day Three Warrant”).

Prior to January 2024, the Company accounted for this investment as an equity method investment in accordance with the guidance in ASC 323, Investments – Equity Method and Joint Ventures. The Company determined that a 38% ownership interest in Day Three and its right to designate two members of the Board of Directors of Day Three (out of a current total of seven members) indicates that the Company is able to exercise significant influence.

The Company determined that Day Three is a VIE; however, the Company determined that, prior to January 2024, it was not the primary beneficiary as it did not have the power to direct the activities that most significantly impacted Day Three’s economic performance. The Company has therefore concluded it was not required to consolidate Day Three. The Company used the equity method of accounting to record its investment in Day Three.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Day Three’s fiscal year ends on December 31, and as a result, the Company recognizes its share of Day Three’s earnings/loss on a one-month lag. For the three and six months ended January 31, 2024, the Company recognized approximately $206 and $422 thousand of equity in loss of Day Three, based on its proportionate share of Day Three’s results through January 2, 2024, the effective date of the Day Three Acquisition, as discussed below. The assets and operations of Day Three are not significant to the Company’s assets or operations.

Acquisition of Day Three

In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders to purchase an aggregate of 13,770,378 shares of common stock of Day Three, acquiring a controlling interest of Day Three (the “Day Three Acquisition”). As a result of the Day Three Acquisition, the Company holds an aggregate 79% of the issued and outstanding shares of common stock of Day Three. Day Three has options and warrants outstanding that, when exercised, could dilute the Company’s ownership interest in Day Three. In connection with the Day Three Acquisition, the Day Three Warrant was terminated. The acquisition date was determined to be January 2, 2024, which is the date that Rafael obtained a controlling interest of the common stock of Day Three. The Day Three Acquisition is being accounted for as a business combination in accordance with ASC 805.

During the period of October 2023 through January 2024, the Company advanced $250,000 to Day Three pursuant to a promissory note (the “Day Three Note I”), $150,000 to Day Three pursuant to a promissory note (the “Day Three Note II”), $1,000,000 to Day Three pursuant to a third promissory note (the “Day Three Note III”), and $589,024 to Day Three pursuant to a fourth promissory note (the “Day Three Note IV”) (collectively, the “Day Three Promissory Notes”). The Day Three Promissory Notes accrue interest at rate of between 5.01% and 5.19% per annum.

The aggregate consideration of the Day Three Acquisition was $3.1 million, which consisted of 1) cash consideration of $0.2 million, 2) accrued consideration of $0.2 million, 3) the exchange of principal and accrued interest amounts totaling to $2.0 million owed by Day Three to the Company pursuant to the Day Three Promissory Notes for common stock, and 4) the fair value of previously held interests in Day Three of $0.7 million.

The following table summarizes the purchase consideration transferred in the Day Three Acquisition as defined in ASC 805:

(in thousands)	Purchase Consideration
Cash consideration	$200
Accrued consideration	200
Exchange of Day Three Promissory Notes for Common Stock	2,000
Fair value of previously held interests(1)	742
Total purchase consideration	$3,142

(1)	The Company remeasured its previously held equity interest in Day Three immediately before the Day Three Acquisition, previously accounted for under the equity method of accounting, to its fair value (determined using the implied enterprise value based on the purchase price multiplied by the ratio of the number of shares previously held to total shares, as of the acquisition date) and recognized a loss of $1.6 million recorded on the statement of operations as a Loss on initial investment in Day Three upon acquisition.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the Day Three Acquisition as of the acquisition date:

(in thousands)	January 2, 2024
Cash and cash equivalents	$1,499
Accounts receivable	63
Prepaid expenses and other current assets	77
Property and equipment, net	408
Goodwill	3,571
Identifiable intangible assets	2,180
Accounts payable	(362)
Accrued expenses	(98)
Installment note payable	(2,500)
Deferred tax liability	(545)
Total fair value of net assets acquired	$4,293
Less: noncontrolling interest	(1,151)
Total purchase consideration	$3,142

The preliminary fair values of the assets acquired and liabilities assumed in the Day Three Acquisition are subject to change as we perform additional reviews of our assumptions utilized. Further adjustments may be necessary as additional information related to the fair values of assets acquired, liabilities assumed, and tax implications thereon is assessed during the measurement period (up to one year from the acquisition date).

The noncontrolling interest was recognized at fair value, which was determined using the implied enterprise value based on the purchase price multiplied by the ratio of the number of shares owned by minority holders to total shares, as of the acquisition date.

Included in the acquired liabilities assumed in the Day Three Acquisition is a non-interest bearing installment note payable of $2.5 million. The installment note was recognized by Day Three in relation to a 2021 asset purchase agreement for certain patents. The assumed installment note payable had a balance of $800 thousand due January 2024 (which was paid) and the remaining $1.7 million due in November 2024. At January 31, 2024, the installment note payable has a remaining balance due of $1.7 million which is included in Installment note payable on the consolidated balance sheet.

Goodwill of $3.6 million arising from the Day Three Acquisition was included in the Healthcare segment as of January 31, 2024 and was attributable to potential synergies and an assembled workforce. The calculated goodwill is not deductible for tax purposes.

Intangible assets acquired primarily include patents, technology licenses and non-compete agreements. The weighted average amortization period for the acquired intangible assets is approximately 14.7 years.

The consolidated financial statements include the results of the Day Three Acquisition subsequent to the closing date. Pro forma information is not presented as the acquisition was not considered significant.

On January 23, 2024, Day Three entered into an asset purchase agreement for the sale of certain patents for $280 thousand. At January 31, 2024, Day Three had received $70 thousand of the sales price, and the remaining $210 thousand is to be paid in four monthly installments and have accordingly been included in Prepaid expenses and other current assets on the consolidated balance sheet.

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

On August 1, 2023, pursuant to a Securities Purchase Agreement (the “Cyclo II SPA”) dated June 1, 2023, the Company purchased an additional 4,000,000 shares of common stock (the “Cyclo II Shares”), and received a warrant to purchase an additional 4,000,000 Shares (the “Cyclo II Warrant”), for an aggregate purchase price of $5,000,000. The Cyclo II Warrant has an exercise price of $1.25 per share and is exercisable until August 1, 2030. The August 1, 2023 investment increased the Company’s percentage ownership of Cyclo common stock to approximately 34%. As of the date of this report, the Company has not exercised the Cyclo II Warrant.

On October 20, 2023, the Company exercised the May Warrant to purchase 2,514,970 common shares at an exercise price of $0.71 per share, pursuant to a Securities Purchase Agreement dated October 20, 2023, and received a new warrant (the “Replacement Warrant”) to purchase 2,766,467 common shares at an exercise price of $0.95 per share. The Replacement Warrant is exercisable until October 20, 2027. As of the date of this report, the Company had not exercised the Replacement Warrant. Both the Cyclo II Warrant and Replacement Warrant (collectively, the “Cyclo Warrants”) are subject to the restriction that exercise(s) do not convey more than 49% ownership to the Company. Upon exercise of the May Warrant, the Company recognized a realized gain of $424 thousand. The October 20, 2023 investment increased the Company’s percentage ownership of Cyclo common stock to approximately 40%.

William Conkling, Rafael’s CEO, serves on Cyclo’s Board of Directors.

The Company has determined that Cyclo is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cyclo that most significantly impact Cyclo’s economic performance and, therefore, is not required to consolidate Cyclo. The Company has elected to account for its investment in Cyclo under the fair value option, with subsequent changes in fair value recognized as unrealized gain (loss) in the consolidated statements of operations and comprehensive loss. During the three and six months ended January 31, 2024, the Company recognized unrealized gains of $9.7 and $7.6 million, respectively, related to its investment in Cyclo.

Summarized Fair Value Method Investment Details

	January 31, 2024
	Ownership %	Aggregate Fair Value (in thousands)
Cyclo	40%	$19,567

The 40% ownership percentage as of January 31, 2024 is comprised of the shares of common stock owned by the Company and does not include the Cyclo II Warrant or the Replacement Warrant. The total aggregate fair value of the Cyclo investment of $19,567,187 as of January 31, 2024 is comprised of common shares with an aggregate fair value of $17,066,587 and Cyclo Warrants with an aggregate fair value of $2,500,600. The total aggregate fair value of the Cyclo investment of $4,763,102 as of July 31, 2023 is comprised of common shares with an aggregate fair value of $3,898,204 and the May Warrants with an aggregate fair value of $864,898 (see Note 11).

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities as of January 31, 2024 and July 31, 2023 are as follows:

January 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
U.S. Treasury Bills	$3,944	$—	$—	$3,944
U.S. Agency bonds	1,469	—	—	1,469
Corporate bonds	59,186	4	(16)	59,174
Total available-for-sale securities	$64,599	$4	$(16)	$64,587

July 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
U.S. Treasury Bills	$11,222	$53	$—	$11,275
Corporate bonds	46,766	4,333	(4,660)	46,439
Total available-for-sale securities	$57,988	$4,386	$(4,660)	$57,714

During the three and six months ended January 31, 2024, the Company reclassified approximately $399 thousand and $576 thousand, respectively, of unrealized gains out of accumulated other comprehensive income (loss) related to the sale of available-for-sale securities into realized gain on available-for-sale securities. During the three and six months ended January 31, 2023, the Company reclassified approximately $139 thousand and $154 thousand, respectively, of unrealized gains out of accumulated other comprehensive income (loss) related to the sale of available-for-sale securities into realized gain on available-for-sale securities.

Maturities of corporate bonds and U.S. Treasury Bills held as of January 31, 2024 were all due within one year.

Marketable securities in an unrealized loss position as of January 31, 2024 and July 31, 2023 were not deemed impaired at acquisition. Effective August 1, 2023, the Company evaluates subsequent unrealized losses to determine whether the decline in fair value has resulted from credit losses or other factors. No such credit losses have been identified during the three and six months ended January 31, 2024.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of January 31, 2024 and July 31, 2023 are as follows:

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Available-for-sale securities - Corporate and U.S. Agency Bonds	$—	$60,643	$—	$60,643
Available-for-sale securities - U.S. Treasury Bills	3,944	—	—	3,944
Investment in Cyclo Therapeutics Inc. - Common Stock	17,066	—	—	17,066
Investment in Cyclo Therapeutics Inc. - Warrants	—	—	2,501	2,501
Hedge funds	—	—	2,369	2,369
Convertible note receivable, related party	—	—	1,924	1,924
Total	$21,010	$60,643	$6,794	$88,447

	July 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Available-for-sale securities - Corporate Bonds	$—	$46,439	$—	$46,439
Available-for-sale securities - U.S. Treasury Bills	11,275	—	—	11,275
Investment in equity securities	294	—	—	294
Investment in Cyclo Therapeutics Inc. - Common Stock	3,898	—	—	3,898
Investment in Cyclo Therapeutics Inc. - Warrants	865	—	—	865
Hedge funds	—	—	4,984	4,984
Convertible note receivable, related party	—	—	1,921	1,921
Total	$16,332	$46,439	$6,905	$69,676

As of January 31, 2024 and July 31, 2023, the Company did not have any liabilities measured at fair value on a recurring basis.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Balance, beginning of period	$5,266	$4,637	$6,905	$4,764
Withdrawal from Hedge Fund Investments	—	—	(2,500)	—
Unrealized loss on Hedge Fund	51	378	(115)	251
Investment in Cyclo Warrants	—	—	1,338	—
Unrealized gain on Cyclo Warrants	1,411	—	1,163
Unrealized gain on Convertible Note Receivable, Related Party	66	—	3	—
Balance, end of period	$6,794	$5,015	$6,794	$5,015

Hedge funds classified as Level 3 include investments and securities which may not be based on readily observable data inputs. The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. Therefore, these assets are classified as Level 3. During the six months ended January 31, 2024, the Company requested a withdrawal from Hedge Fund Investments of $2.5 million. The withdrawal was funded during the three months ended January 31, 2024.

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

The Company recognizes the fair value of the Cyclo Warrants utilizing a Black-Scholes option-pricing valuation model (“Black-Scholes model”) at acquisition and each reporting date. The application of the Black-Scholes model utilizes significant assumptions, including expected volatility, expected life and risk-free interest rate. In order to determine the volatility, we measured expected volatility based on several inputs, including considering a peer group of publicly traded companies and the implied volatility of Cyclo’s publicly-traded warrants. As a result of the unobservable inputs that were used to determine the expected volatility of the Cyclo Warrants, the fair value measurement of these warrants reflected a Level 3 measurement within the fair value measurement hierarchy. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The expected volatility is a key assumption or input to the valuation of the Cyclo Warrants, however changes in the expected volatility assumption will have less of an effect on the Black-Scholes model valuation as the Cyclo Warrants approach their expiration. Both of the Cyclo Warrants are subject to limits on exercise and any sales of the underlying shares of common stock would be subject to volume restrictions for which a discount to the stock price of Cyclo was applied. The Black-Scholes model further incorporated a discount for the overall lack of marketability for the Cyclo Warrants.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below are the unobservable inputs to the Cyclo Warrants which reflect a Level 3 measurement within the fair value measurement hierarchy as of January 31, 2024:

Unobservable Input	Range	Weighted Average
Price Per Share [1]	$1.04	$1.04
Exercise Price	$0.95 - $1.25	$1.06
Expected Volatility	105.9% - 108%	106.7%
Risk - Free Rate [2]	3.9% - 4%	3.96%
Marketability Discount	55%	55%
Remaining Term	3.72 to 6.5 years	4.77 years
Fair Value per Warrant [3]	$0.34 - $0.39	$0.36

[1]	Closing price of Cyclo’s common shares adjusted to reflect regulatory resale restrictions which ranged from 40.0% to 50.0%
[2]	US Treasury rate for a period commensurate with the Remaining Term.
[3]	Concluded fair value per warrant as of January 31, 2024

The Company holds $0.0 and $65 thousand as of January 31, 2024 and July 31, 2023, respectively, in investments in securities in another entity that are not liquid, which were included in Investments - Other Pharmaceuticals in the accompanying consolidated balance sheets. The investment was liquidated during the six months ended January 31, 2024. The investment was accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative as defined within the guidance.

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

NOTE 12 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	January 31, 2024	July 31, 2023
	(in thousands)
Accounts receivable - third party	$343	$247
Accounts receivable - related party	281	211
Less allowance for doubtful accounts	(245)	(245)
Accounts receivable, net	$379	$213

NOTE 13 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	January 31, 2024	July 31, 2023
	(in thousands)
Building and improvements	$2,505	$2,505
Machinery and equipment	412	—
Other	59	68
	2,976	2,573
Less accumulated depreciation	(912)	(878)
Total	$2,064	$1,695

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense pertaining to property and equipment was approximately $38 thousand and $19 thousand for the three months ended January 31, 2024 and 2023, respectively. Depreciation expense pertaining to property and equipment was approximately $55 thousand and $41 thousand for the six months ended January 31, 2024 and 2023, respectively.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of goodwill by reportable segment for the six months ended January 31, 2024:

	Healthcare	Real Estate	Consolidated
	(in thousands)
Balance as of July 31, 2023	$—	$—	$—
Day Three Acquisition	3,571	—	3,571
Balance as of January 31, 2024	$3,571	$—	$3,571

Intangible assets

The following is a summary of intangible assets at January 31, 2024:

	Weighted-average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intellectual Property	15	1,850	(10)	1,840
Non-Compete Agreements	2	50	(2)	48
Total Intangible Assets		1,900	(12)	1,888

Amortization expense for the next five years and thereafter for intangible assets is estimated to be as follows for years ending:

Year Ending July 31,	(in thousands)
Remainder of 2024	$86
2025	148
2026	132
2027	123
2028	123
Thereafter	1,276
Total	$1,888

Amortization of intangible assets totaled $12 thousand for the six months ended January 31, 2024 and is included in depreciation and amortization expense within the consolidated statements of operations and comprehensive loss.

NOTE 15 – INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted income (loss) per share includes potentially dilutive securities such as stock options, unvested restricted stock, warrants to purchase common stock, and other convertible instruments unless the result of inclusion would be anti-dilutive.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s potentially dilutive securities which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Shares issuable upon exercise of stock options	638,409	953,347	638,409	953,347
Shares issuable upon vesting of restricted stock	—	994,179	—	994,179
	638,409	1,947,526	638,409	1,947,526

The diluted loss per share computation equals basic loss per share for the three and six months ended January 31, 2023 because the Company had a net loss from continuing operations in those respective periods and the impact of the assumed vesting of restricted shares and exercise of stock options would have been anti-dilutive. For the three and six months ended January 31, 2024, shares issuable upon exercise of stock options will have an anti-dilutive effect under the treasury method as the respective periods’ average market value of the Company’s common stock is less than the exercise proceeds.

The following table summarizes the basic and diluted loss per share calculations (in thousands, except for share and per share amounts):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Numerator:
Net income (loss) from continuing operations	$5,904	$(3,252)	$2,144	$(8,459)
Net income (loss) attributable to noncontrolling interests	(143)	(159)	(265)	(258)
Numerator for net loss from continuing operations	$6,047	$(3,093)	$2,409	$(8,201)

Numerator for discontinued operations	—	(157)	—	6,543
Net income (loss) attributable to Rafael Holdings, Inc.	$6,047	$(3,250)	$2,409	$(1,658)

Denominator:
Weighted average basic shares outstanding	23,642,421	23,155,018	23,643,660	23,085,612
Effect of dilutive securities	759,648	—	759,648	—
Weighted average diluted shares	24,402,069	23,155,018	24,403,308	23,085,612

Income (Loss) per share attributable to common stockholders
Basic:
Continuing operations	$0.26	$(0.13)	$0.10	$(0.36)
Discontinued operations	—	(0.01)	—	0.28
Total basic income (loss) per share	$0.26	$(0.14)	$0.10	$(0.08)
Diluted:
Continuing operations	$0.25	$(0.13)	$0.10	$(0.36)
Discontinued operations	—	(0.01)	—	0.28
Total diluted income (loss) per share	$0.25	$(0.14)	$0.10	$(0.08)

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – NOTE PAYABLE, HELD-FOR-SALE

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

In connection with the sale of the 520 Property, on August 22, 2022, the Company paid off the outstanding principal balance of $15 million and accrued interest of approximately $87,000 on the Note Payable. See Note 3 for further details on the subsequent sale of the 520 Property.

Interest expense under the Note Payable, which is recognized in loss on discontinued operations, amounted to $0 and $87 thousand for the three and six months ended January 31, 2023, respectively.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 17 – RELATED PARTY TRANSACTIONS

IDT Corporation

The Company has historically maintained an intercompany balance due to/from related parties that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT as the relevant persons were also providing services to IDT. IDT billed the Company approximately $69 thousand and $20 thousand for services during the three months ended January 31, 2024 and 2023, respectively. IDT billed the Company approximately $147 thousand and $88 thousand for services during the six months ended January 31, 2024 and January 31, 2023, respectively, of which $69 thousand and $0 thousand is included in due to related parties at January 31, 2024 and January 31, 2023, respectively.

IDT leased, prior to the Company’s sale of the 520 Property, approximately 80,000 square feet of office space plus parking at the 520 Property and currently leases approximately 3,600 square feet of office space in Jerusalem, Israel. The Company invoiced IDT approximately $27 thousand for each of the three months ended January 31, 2024 and 2023. The Company invoiced IDT approximately $54 thousand and $156 thousand for the six months ended January 31, 2024 and January 31, 2023, respectively. As of January 31, 2024 and January 31, 2023, IDT owed the Company approximately $279 thousand and $156 thousand, respectively, for office rent and parking.

Cornerstone Pharmaceuticals

On March 21, 2023, Cornerstone Pharmaceuticals issued a Promissory Note in favor of the Company in the principal amount of $2 million with an interest rate of 7.5% per annum. The Promissory Note was amended to extend the maturity date to March 13, 2024 and to waive the interest increase (see Note 5).

Genie Energy Ltd.

Prior to the Company’s sale of the 520 Property, the Company leased office space at 520 Broad Street to Genie. The Company invoiced Genie approximately $19 thousand which is included in discontinued operations during the six months ended January 31, 2023.

Related Party Rental Income

The Company leased space to related parties (including IDT Corporation - see above) which represented approximately 40% and 43% of the Company’s total revenue for the three months ended January 31, 2024 and 2023, respectively. The Company leased space to related parties (including IDT Corporation - see above) which represented approximately 40% and 43% of the Company’s total revenue for the six months ended January 31, 2024 and 2023, respectively. The portion of related party rental income pertaining to the 520 Property has been classified in discontinued operations on the consolidated statements of operations and comprehensive loss for the six months ended January 31, 2023.

Howard Jonas, Chairman of the Board, Former Chief Executive Officer

On July 6, 2022, pursuant to a Stock Purchase Agreement (the “I9 SPA”) dated June 22, 2022 with I9 Plus, LLC, an entity affiliated with members of the family of Howard Jonas, the Company sold 3,225,806 shares of the Company’s Class B common stock to I9 Plus, LLC at a price per share of $1.86 and an aggregate sale price of $6 million. The price per share was calculated to be the greater of (1) the volume weighted average price for the Class B common stock on the New York Stock Exchange for the five trading days ending on June 21, 2022 (which were the five trading days beginning with the first full trading day following the date that the transaction was approved by the Board of Directors of the Company, and its Corporate Governance Committee which consists solely of independent members of the Board) and (2) the closing price of the Class B common stock on June 21, 2022 (the trading day immediately preceding the date of the I9 SPA to ensure that the sale price was not below the Minimum Price under NYSE Rule 312.03(b)). The shares were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

In September 2023, Howard Jonas became the interim Chief Executive Officer of Cornerstone.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 18 – INCOME TAXES

During the three months ended January 31, 2024 and 2023, the Company recognized an income tax provision of $— thousand and $5 thousand on income (loss) from continuing operations before income tax of $6.1 million and $(3.2) million, respectively. The change in income tax expense in relation to the income (loss) before income was primarily due to differences in the amount of taxable income (loss) in the various taxing jurisdictions and the associated valuation allowances. During the six months ended January 31, 2024 and 2023, the Company recognized an income tax provision of $6 thousand and $10 thousand on income (loss) from continuing operations before income tax of $2.6 million and $(8.4) million, respectively. The change in income tax expense in relation to the income (loss) before income during the three and six months ended January 31, 2024 compared to the three and six months ended January 31, 2023 was primarily due to differences in the amount of taxable income (loss) in the various taxing jurisdictions and the associated valuation allowances.

The Company recognized a deferred tax liability of $545 thousand on the difference between book basis and tax basis related to the Day Three Acquisition. As of January 31, 2024 and July 31, 2023, the Company recorded valuation allowances for the remaining net deferred tax asset balances.

NOTE 19 – BUSINESS SEGMENT INFORMATION

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

The Healthcare segment is comprised of a majority equity interest in LipoMedix, Farber, Day Three and Rafael Medical Devices. To date, the Healthcare segment has not generated any revenues.

The Real Estate segment consists of the Company’s real estate holdings, which is currently comprised of a portion of a commercial building in Israel. The revenue, and (loss) income from operations of the 520 Property have been excluded from the Real Estate segment in the figures below due to its classification of held-for-sale and discontinued operations.

Operating results for the business segments of the Company are as follows:

(in thousands)	Healthcare	Real Estate	Total
Three Months Ended January 31, 2024
Revenues	$—	$68	$68
(Loss) income from operations	(3,148)	5	(3,143)

Three Months Ended January 31, 2023
Revenues	$—	$70	70
(Loss) income from operations	(4,281)	22	(4,259)

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands)	Healthcare	Real Estate	Total
Six Months Ended January 31, 2024
Revenues	$—	$136	$136
(Loss) income from operations	(5,648)	27	(5,621)

Six Months Ended January 31, 2023
Revenues	$—	$140	$140
(Loss) income from operations	(9,445)	44	(9,401)

Total assets by segment are not provided to or reviewed by the CODM.

Geographic Information

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-U.S. customers as a percentage of total revenues, which are inclusive of revenue from discontinued operations, were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended January 31,	2024	2023
Revenue from tenants located in Israel	100%	100%

Six Months Ended January 31,	2024	2023
Revenue from tenants located in Israel	100%	36%

Net property, plant, and equipment and total assets held outside of the United States, which are located in Israel, were as follows:

(in thousands)	United States	Israel	Total
January 31, 2024
Property, plant, and equipment, net	$699	$1,365	$2,064
Total assets	102,407	3,742	106,149

July 31, 2023
Property, plant, and equipment, net	$293	$1,402	$1,695
Total assets	95,244	3,585	98,829

NOTE 20 – COMMITMENTS AND CONTINGENCIES

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 21 – EQUITY

Share Repurchase Program

Effective April 14, 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”) authorizing the repurchase of up to $5 million of the Company’s Class B common stock. Under the 2023 Share Repurchase Program, the Company was authorized to purchase, at purchase prices up to $1.75 per share, shares of its Class B common stock from time to time until June 16, 2023 (the “Plan Termination Date”). In July 2023, the 2023 Share Repurchase Program was amended to extend the Plan Termination Date to July 1, 2024.

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

During the three months ended January 31, 2024, the Company repurchased 50,787 of its Class B common stock for a total cost of $89 thousand under the 2023 Share Repurchase Program. During the six months ended January 31, 2024, the Company repurchased 101,487 of its Class B common stock for a total cost of $168 thousand under the 2023 Share Repurchase Program.

On December 22, 2023, the Company suspended the share repurchase program.

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

On August 19, 2021, the Company entered into a Securities Purchase Agreement (the “Institutional Purchase Agreement”) with certain third party institutional investors (the “Institutional Investors”) and a Securities Purchase Agreement with I9Plus, LLC, (the “Jonas Purchase Agreement”), an entity affiliated with Howard S. Jonas, the Chairman of the Board of Directors of the Company. On August 24, 2021, the Company issued 2,833,425 shares of Class B common stock (the “Institutional Shares”), par value $0.01 per share, to the Institutional Investors, at a purchase price equal to $35.00 per share, for aggregate gross proceeds of approximately $99.2 million, before deducting placement agent fees and other offering expenses. Additionally, pursuant to the Jonas Purchase Agreement, the Company issued 112,501 shares of Class B common stock to I9Plus, LLC, at a purchase price equal to $44.42 per share, which was equal to the closing price of a share of the Class B common stock on the New York Stock Exchange on August 19, 2021 (the “Jonas Offering”). The Jonas Offering resulted in additional aggregate gross proceeds of approximately $5.0 million. The total net proceeds from the issuance of shares were $98.0 million after deducting transaction costs of $6.2 million.

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

In March 2018, the Company established its 2018 Equity Incentive Plan. On January 19, 2022, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan, and, following January 19, 2022, no new grants are to be awarded under the 2018 Equity Incentive Plan. Existing grants under the 2018 Equity Incentive Plan will not be impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants, and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. On January 19, 2022, the Company filed a Registration Statement on Form S-8 registering 1,919,025 shares Class B Common Stock reserved for issuance under the 2021 Plan. On November 28, 2022, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B Common Stock available for the grant of awards thereunder by an additional 696,770, which the stockholders approved on January 23, 2023. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 2,615,795 shares. As of January 31, 2024, there were 331,002 shares still available for issuance under the 2021 Plan.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2023	388,409	$14.51	8.71	$—
Granted	250,000	1.78	10.00	—
Expired	—	—	—	—
Cancelled / Forfeited	—	—	—	—
Outstanding at January 31, 2024	638,409	9.52	8.89	$—
Exercisable at January 31, 2024	114,602	$13.13	8.10	$—

At January 31, 2024, there is unrecognized compensation costs related to non-vested stock options of $1.3 million, which are expected to be recognized over the next 2.7 years.

The value of option grants is calculated using the Black-Scholes option pricing model with the following assumptions for options granted during the six months ended January 31, 2024:

Risk-free interest rate	3.98%
Expected term (in years)	6.25
Expected volatility	88%
Expected dividend yield	—%

Rafael Medical Devices Stock Options

The Rafael Medical Devices 2022 Equity Incentive Plan (the “RMD 2022 Plan”) was created and adopted by the Company in May 2022. The RMD 2022 Plan allows for the issuance of up to 10,000 shares of Class B common stock which may be awarded in the form of incentive stock options or restricted shares.

In connection with the conversion of Rafael Medical Devices from a Delaware corporation to a Delaware limited liability company, Rafael Medical Devices adopted the Rafael Medical Devices, LLC 2023 Equity Incentive Plan (the “RMD 2023 Plan”) in August 2023. The RMD 2023 Plan allows for issuance of up to 46,125 Class A Units (the “Units”). There were 2,247 units available for issuance under the RMD 2023 Plan as of January 31, 2024.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes assumptions used to compute the fair value of Units granted under the RMD 2023 Plan during the six months ended January 31, 2024:

Risk-free interest rate	4.24-4.54%
Expected term (in years)	5-6.25
Expected volatility	113%
Expected dividend yield	—%

A summary of option activity for Rafael Medical Devices, LLC is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2023	5,266	$3.82	9.71	$—
Granted	43,878	10.00	9.51	—
Exercised	—	—	—	—
Cancelled / Forfeited	(5,266)	3.82	—	—
Outstanding at January 31, 2024	43,878	$10.00	9.51	$—
Exercisable at January 31, 2024	11,886	$10.00	9.51	$—

The weighted average grant date fair value per unit for the RMD option grants during the six months ended January 31, 2024 was $8.50. At January 31, 2024, the total unrecognized compensation related to stock option awards granted, was $228 thousand, which the Company expects to recognize over a weighted-average period of approximately 3.5 years.

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

In connection with Patrick Fabbio’s January 27, 2023 departure as the Company’s Chief Financial Officer, the Company and Mr. Fabbio entered into a Separation and General Release Agreement (the “Separation Agreement”), which provides, among other things, that the Company shall pay Mr. Fabbio severance in the amount of $307,913, which is included in selling, general and administrative expense on the consolidated statement of operations and comprehensive income (loss) for the three and six months ended January 31, 2023.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the termination of Mr. Fabbio’s position as Chief Financial Officer of the Company, there was a material forfeiture of his Class B restricted shares and stock options resulting in a reversal of approximately $915 thousand in stock-based compensation expense for the three and six months ended January 31, 2023 that was previously recorded to selling, general and administrative expense.

On August 28, 2023, the Company issued 111,408 shares of Class B restricted stock to Howard S. Jonas.

On October 25, 2023, the Company issued 135,000 shares of Class B restricted stock to employees of the Company.

On January 5, 2024, the Company issued 101,402 shares of Class B restricted stock to certain members of its Board of Directors.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2023	684,766	$4.22
Granted	347,810	1.83
Vested	(272,928)	3.13
Non-vested shares at January 31, 2024	759,648	$3.36

At January 31, 2024, there was $1.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next four years.

A summary of the stock-based compensation expense for the Company’s equity incentive plans is presented below (in thousands):

	For the Three Months Ended, January 31		For the Six Months Ended, January 31
	2024	2023	2024	2023
General and administrative	$667	$884	$1,175	$1,967
Research and development	48	43	189	140
Forfeiture of RSUs within general and administrative	—	(931)	—	(931)
Forfeiture of RSUs within research and development	—	(119)	—	(119)
Net stock-based compensation expense	$715	$(123)	$1,364	$1,057

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

On June 6, 2022, the Company’s outstanding warrants to purchase 26,189 shares of common stock at an exercise price of $22.91 per share expired. As of January 31, 2024, the Company had no outstanding warrants.

NOTE 22 – LEASES

The Company is the lessor of the Israeli property which is leased to tenants under net operating leases with a term expiration date within 2025. Lease income included on the consolidated statements of operations and comprehensive loss was $68 thousand and $70 thousand for the three months ended January 31, 2024 and 2023, respectively. Lease income included on the consolidated statements of operations and comprehensive loss was $136 thousand and $140 thousand for the six months ended January 31, 2024 and 2023, respectively. During the three and six months ended January 31, 2024 and 2023, no real estate property taxes were included in rental income.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of January 31, 2024, under non-cancellable operating leases which expire on various dates through 2025 are as follows:

Year ending July 31,	Related Parties	Other	Total
	(in thousands)
2024	$38	$—	$38
2025	78	—	78
Total Minimum Future Rental Income	$116	$—	$116

A related party has the right to terminate the Israeli lease upon four months’ notice.

NOTE 23 – SUBSEQUENT EVENTS

Restructuring of Cornerstone

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests (the “Restructuring”), whereby Rafael Holdings obtained a controlling interest in Cornerstone by acquiring the majority of the common shares of Cornerstone, which will become a consolidated subsidiary of Rafael Holdings (the “Acquisition”). Prior to the Restructuring, the Company, directly and indirectly, held debt and preferred and common equity investments in Cornerstone. Following the Restructuring, the Company indirectly holds certain debt interests in Cornerstone, and, directly and indirectly, owns or controls voting equity interests representing approximately 67.0% of Cornerstone’s total voting equity interests.

As part of the Restructuring, (i) Cornerstone effected a reserve stock split of all of Cornerstone’s capital stock on a one-for-ten basis (the “Cornerstone Reverse Stock Split”) (ii) the Company converted approximately $29.2 million of outstanding debt owed to it by Cornerstone under the Line of Credit Agreement entered into in 2021, and approximately $2.1 million of outstanding debt owed to it by Cornerstone under the Promissory Note entered into in May 2023, into 32,197,679 shares of common stock of Cornerstone (“Cornerstone Common Stock”) at a conversion price of $0.97 per share post Cornerstone Reverse Stock Split; (iii) the Company converted its shares of preferred stock of Cornerstone (“Cornerstone Preferred Stock”) into 6,067,306 shares of Cornerstone Common Stock post Cornerstone Reverse Stock Split; (iv) the Company invested an additional $1.5 million in cash into Cornerstone by purchasing 1,546,391 shares of Common Stock at $0.97 per share post Cornerstone Reverse Stock Split; (v) RP Finance modified the RPF Line of Credit between RP Finance and Cornerstone to extend the maturity of approximately $21.9 million of debt outstanding thereunder, received 3,658,368 shares of Cornerstone Common stock and agreed to limit the number of shares issued such that, following the restructuring, RP Finance would hold six percent (6%) of the outstanding shares of Cornerstone Common Stock; (vi) the Company agreed to certain governance provisions, including as to the makeup of the Cornerstone Board of Directors; and (vii) the Company entered into a voting agreement in connection with potential transactions involving the Company and its affiliates.

In addition, in connection with the Restructuring, a majority of holders of certain debt of Cornerstone have either agreed to exchange their convertible notes into Cornerstone Common Stock, at an exchange price of $0.97 per share, or amend their convertible notes to extend the maturity date. All shares of Cornerstone Preferred Stock were converted into Cornerstone Common Stock. Moreover, holders of Cornerstone Preferred Stock and Cornerstone Common Stock (other than the Company and its affiliates), and holders of certain debt of Cornerstone who are Accredited Investors (as defined in Regulation D promulgated under the Securities Act of 1933), were given the opportunity to further invest in Cornerstone by purchasing shares of Cornerstone Common Stock at a price of $0.97 per share. The Company was the only purchaser of Cornerstone Common Stock and invested $1.5 million in Cornerstone using cash on hand. In connection with the conversion of debt into Cornerstone Common Stock and the termination of existing loan agreements as part of the restructuring, the Company and Cornerstone agreed to a mutual release from any and all obligations, claims, demands, actions, liabilities, and causes of action arising out of or in connection with the 2021 merger agreement, pursuant to which the Company was to acquire Cornerstone via the issuance of Company shares to Cornerstone Stockholders, and the subsequent termination of the agreement in February 2022.

The Acquisition of Cornerstone is expected to be accounted for as an acquisition of a VIE that does not constitute a business in accordance with ASC 810, Consolidation (“ASC 810”) and the identifiable assets and liabilities recognized will be measured in accordance with ASC 805, Business Combinations (“ASC 805”). Due to the proximity of the acquisition date to the Company’s filing of its Quarterly Report on Form 10-Q for the period ended January 31, 2024, the initial accounting for the Acquisition is incomplete, and therefore the Company is unable to provide certain ASC 805 and ASC 810 disclosures, including the Company’s accounting for certain transactions related to the Restructuring, disclosure of the valuation of the consideration transferred, the amount of acquisition related costs, the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed, the fair value of noncontrolling interests in the acquiree at the acquisition date and supplemental pro forma disclosures.

As a result of the Restructuring and Acquisition, the Company will consolidate RP Finance (the “RP  Finance Consolidation”) pursuant to ASC 810. The effects of the RP Finance Consolidation are not expected to be significant to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rafael Holdings, Inc. (NYSE:RFL), (“Rafael Holdings”, “we” or the “Company”), a Delaware corporation, is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including an investment in Cornerstone Pharmaceuticals, Inc., formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and an investment in Cyclo Therapeutics, Inc. (Nasdaq: CYTH) (“Cyclo Therapeutics” or “Cyclo), a clinical-stage biotechnology company dedicated to developing life-changing medicines for patients and families living with challenging diseases through its lead therapeutic asset, Trappsol® Cyclo™. We also hold an majority interest in Day Three Labs, Inc. (“Day Three”), a company which reimagines existing cannabis offerings with pharmaceutical-grade technology and innovation like Unlokt™ to bring to market better, cleaner, more precise and predictable products, and a majority interest in Rafael Medical Devices, LLC, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries (“Rafael Medical Devices” and Day Three together with the Pharmaceutical Companies, represent our “Investment Companies”). In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. The Company’s primary focus is to expand our investment portfolio through opportunistic and strategic investments including therapeutics which address high unmet medical needs.

The Company holds debt and equity investments in Cornerstone, that include preferred and common equity interests. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Cornerstone in exchange for issuing Company Class B common stock to the other stockholders of Cornerstone (“Merger Agreement” or “Merger”). On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Cornerstone’s lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas. In addition, following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In light of the Data Events, the Company concluded that the prospects for CPI-613 were uncertain and fully impaired in its financial statements for the fiscal year ended July 31, 2022, the value of its loans, receivables, and investment in Cornerstone based upon its valuation of Cornerstone.

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

On March 21, 2023, the Company loaned $2.0 million to Cornerstone which debt is represented by a Promissory Note made by Cornerstone (the “Promissory Note”). The Promissory Note, which bears interest at a rate of seven and one-half percent (7.5%) per annum, was originally due and payable on May 22, 2023. The Promissory Note was amended to extend the maturity date to March 13, 2024 and to waive any increase in the interest rate provided for in the Promissory Note, provided that the entire principal amount and all accrued interest thereon is repaid in cash or converted into equity securities of Cornerstone no later than March 13, 2024.

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests. See Note 23 to our accompanying consolidated financial statements for additional information regarding the restructuring transaction.

In 2019, the Company established Barer Institute Inc., an early-stage small molecule research operation focused on developing a pipeline of novel therapeutic compounds, including compounds to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer was led by a team of scientists and academic advisors considered to be among the leading experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer Institute. The Company also holds a majority equity interest in LipoMedix, a clinical stage oncological pharmaceutical company based in Israel. In addition, the Company has invested in other early-stage pharmaceutical ventures.

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

On April 7, 2023, the Company entered into a Common Stock Purchase Agreement (the “Day Three Purchase Agreement”) with Day Three. Day Three is a cannabinoid ingredient manufacturer specializing in the development and commercialization of novel cannabis product solutions. Pursuant to the Day Three Purchase Agreement, the Company purchased 4,302,224 shares of common stock representing 38% of the outstanding shares of common stock of Day Three (33.33% on a fully diluted basis), for a purchase price of $3.0 million. The Company also received a warrant exercisable for 7,528,893 shares of common stock at an aggregate purchase price of $3.0 million, which expires five years from the date of issuance or earlier based on the occurrence of certain events as defined in the Day Three Purchase Agreement. As of January 31, 2024, the Company had not exercised the warrant. See Note 8 to our accompanying consolidated financial statements for further detail.

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

On August 1, 2023, pursuant to a Securities Purchase Agreement (the “Cyclo II SPA”) dated June 1, 2023, the Company purchased an additional 4,000,000 shares of common stock (the “Cyclo II Shares”), and received a warrant to purchase an additional 4,000,000 Shares (the “Cyclo II Warrant”), for an aggregate purchase price of $5,000,000. The Cyclo II Warrant has an exercise price of $1.25 per share and is exercisable until August 1, 2030. The August 1, 2023 investment increased the Company’s percentage ownership of Cyclo common stock to approximately 34%. As of the date of this report, the Company has not exercised the Cyclo II Warrant.

On October 20, 2023, the Company exercised the May Warrant to purchase 2,514,970 common shares at an exercise price of $0.71 per share, pursuant to a Securities Purchase Agreement dated October 20, 2023, and received a new warrant (the “Replacement Warrant”) to purchase 2,766,467 common shares at an exercise price of $0.95 per share. The Replacement Warrant is exercisable until October 20, 2027. As of the date of this report, the Company had not exercised the Replacement Warrant. Both the Cyclo II Warrant and Replacement Warrant (collectively, the “Cyclo Warrants”) are subject to the restriction that exercise(s) do not convey more than 49% ownership to the Company. Upon exercise of the May Warrant, the Company recognized a realized gain of $424 thousand. The October 20, 2023 investment increased the Company’s percentage ownership of Cyclo common stock to approximately 40%.

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

Healthcare Segment

Our consolidated expenses for our Healthcare segment were as follows:

	Three Months Ended January 31,		Change
	2024	2023	$	%
	(in thousands)
General and administrative	(2,514)	(2,053)	(461)	(22)%
Research and development	(612)	(2,225)	1,613	72%
Depreciation and amortization	(22)	(3)	(19)	(633)%
Loss from operations	(3,148)	(4,281)	1,133	26%

	Six Months Ended January 31,		Change
	2024	2023	$	%
	(in thousands)
General and administrative	$(4,522)	$(5,130)	608	12%
Research and development	(1,101)	(4,306)	3,205	74%
Depreciation and amortization	(25)	(9)	(16)	(178)%
Loss from operations	(5,648)	(9,445)	3,797	40%

To date, the Healthcare segment has not generated any revenues. The entirety of the expenses in the Healthcare segment relate to the activities of LipoMedix, Farber, Day Three, and Rafael Medical Devices. As of January 31, 2024, we held a 100% interest in Barer, a 95% interest in LipoMedix, a 93% interest in Farber, 73% interest in Day Three and a 68% interest in Rafael Medical Devices.

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

General and administrative expenses. General and administrative expenses consist mainly of payroll, stock-based compensation expense, benefits, facilities, consulting and professional fees. The Company operations have been scaled to meet the current needs which has led to reduced overall general and administrative expenses. The increase during the three months ended January 31, 2024 compared to the three months ended January 31, 2023 is comprised of an increase in stock-based compensation expense of approximately $0.7 million due to a forfeiture of an award with a value of approximately $0.9 million in the three months ended January 31, 2023, an increase in professional fees of approximately $0.3 million, an increase in legal fees of approximately $0.1, partially offset by a net decrease in insurance expense of approximately $0.4 million, a net decrease of severance pay expense of approximately $0.3 million, and a net decrease of payroll expenses of approximately $0.2 million.

The decrease in general and administrative expenses during the six months ended January 31, 2024 compared to the six months ended January 31, 2023 is comprised of a decrease in insurance expense of approximately $0.7 million, a decrease in payroll expenses of approximately $0.6 million, a decrease in severance pay expense of approximately $0.3, partially offset by a net increase in professional fees of approximately $0.6 million, an increase in stock based compensation of approximately $0.1 million (which included the impact of a forfeiture of approximately $0.9 million in the six months ended January 31, 2023), and an increase in other general and administrative expenses of approximately $0.1 million.

Research and development expenses. Research and development expenses decreased for the three and six months ended January 31, 2024 as compared to the corresponding periods in fiscal 2023. Research and development expenses are derived from activity at Barer, LipoMedix, Farber, Day Three, and Rafael Medical Devices. The decrease stems from the November 2022 decision to curtail the Company’s early-stage development efforts, including pre-clinical research at Barer Institute.

Real Estate Segment

The revenue and expenses of the 520 Property have been excluded from the real estate segment in the figures below due to its classification of held-for-sale and discontinued operations, and the sale of the 520 Property on August 22, 2022. The Real Estate segment consists of a portion of a commercial building in Israel. Consolidated income and expenses for our Real Estate segment were as follows:

	Three Months Ended January 31,		Change
	2024	2023	$	%
	(in thousands)
Rental – Third Party	41	43	(2)	(5)%
Rental – Related Party	27	27	—	—%
General and administrative	(47)	(32)	(15)	(47)%
Depreciation and amortization	(16)	(16)	—	—%
Income from operations	5	22	(17)	77%

	Six Months Ended January 31,		Change
	2024	2023	$	%
	(in thousands)
Rental – Third Party	$82	$86	(4)	(5)%
Rental – Related Party	54	54	—	—%
General and administrative	(79)	(64)	(15)	(23)%
Depreciation and amortization	(30)	(32)	2	6%
Income from operations	$27	$44	(17)	39%

Rental - Third Party. Rental revenue decreased by $2 thousand and $4 thousand during the three and six months ended January 31, 2024 compared to the three and six months ended January 31, 2023.

General and amortization. General and amortization expense decreased by $15 thousand during the three and six months ended January 31, 2024 compared to the three and six months ended January 31, 2023.

Consolidated Operations

Our consolidated income and expense line items below loss from operations were as follows:

	Three Months Ended January 31,		Change
	2024	2023	$	%
	(in thousands)
Income (loss) from continuing operations	$(3,143)	$(4,259)	$1,116	26%
Interest income	693	562	131	(23)%
Impairment of investments - Other Pharmaceuticals	—	(67)	67	100%
Loss on initial investment in Day Three upon acquisition	(1,633)	—	(1,633)	(100)%
Realized gain on available-for-sale securities	399	139	260	187%
Unrealized gain on investments - Cyclo Therapeutics Inc.	9,718	—	9,718	(100)%
Unrealized gain on investments - Hedge Funds	51	378	(327)	(87)%
Other income	25	—	25	100%
Income (loss) from continuing operations before income taxes	6,110	(3,247)	9,357	288%
Provision for income taxes	—	(5)	5	100%
Equity in loss of Day Three	(206)	—	(206)	(100)%
Consolidated net income (loss) from continuing operations	5,904	(3,252)	9,156	282%
Loss from discontinued operations related to 520 Property	—	(157)	157	100%
Net loss attributable to noncontrolling interests	(143)	(159)	16	10%
Net income (loss) attributable to Rafael Holdings, Inc.	$6,047	$(3,250)	$9,297	286%

	Six Months Ended January 31,		Change
	2024	2023	$	%
	(in thousands)
Income (loss) from continuing operations	$(5,621)	$(9,401)	3,780	40%
Interest income	1,275	770	505	(66)%
Impairment of investments - Other Pharmaceuticals	—	(223)	223	100%
Loss on initial investment in Day Three upon acquisition	(1,633)	—	(1,633)	(100)%
Realized gain on available-for-sale securities	576	154	422	274%
Realized loss on investment in equity securities	(46)	—	(46)	(100)%
Realized gain on investments - Cyclo Therapeutics Inc.	424	—	424	(100)%
Unrealized gain on investments - Cyclo Therapeutics Inc.	7,594	—	7,594	(100)%
Unrealized gain (loss) on investments - Hedge Funds	(115)	251	(366)	(146)%
Other income	118	—	118	100%
Income (loss) from continuing operations before income taxes	2,572	(8,449)	11,021	130%
Provision for income taxes	(6)	(10)	4	40%
Equity in loss of Day Three	(422)	—	(422)	100%
Consolidated net income (loss) from continuing operations	2,144	(8,459)	10,603	125%
Income from discontinued operations related to 520 Property	—	6,543	(6,543)	100%
Net loss attributable to noncontrolling interests	(265)	(258)	(7)	(3)%
Net income (loss) attributable to Rafael Holdings, Inc.	$2,409	$(1,658)	$4,067	245%

Interest income. Interest income was $693 thousand and $562 thousand for the three months ended January 31, 2024 and 2023, respectively. Interest income was $1,275 thousand and $770 thousand for the six months ended January 31, 2024 and 2023, respectively. The increase is primarily due to an increase in interest rates.

Impairment of investments - Other Pharmaceuticals. We recorded an impairment loss of $67 thousand and $223 thousand related to our investment in Nanovibronix using the measurement alternative for the three and six months ended January 31, 2023.

Realized gain on available-for-sale securities. We recorded realized gains of approximately $399 thousand and $139 thousand for the three months ended January 31, 2024 and 2023, respectively, related to available-for-sale securities sold during the period. We recorded realized gains of approximately $576 thousand and $154 thousand for the six months ended January 31, 2024 and 2023, respectively, related to available-for-sale securities sold during the period.

Realized gain on investments - Cyclo. We recorded a realized gain of approximately $424 thousand related to the exercise of the May Warrants in connection with our October 2023 investment in Cyclo for the six months ended January 31, 2024.

Unrealized gain on investments - Cyclo. We recorded an unrealized gain of approximately $9.7 million and $7.6 million related to the change in fair value in our investment in Cyclo for the three and six months ended January 31, 2024, respectively.

Unrealized gain (loss) on investments - Hedge Funds. We recorded unrealized gains of approximately $51 thousand and $378 thousand for the three months ended January 31, 2024 and 2023, respectively. We recorded unrealized losses of approximately $115 thousand and $251 thousand in unrealized gains for the six months ended January 31, 2024 and 2023, respectively.

Equity in loss of Day Three. We recognized a loss of approximately $206 thousand and $422 thousand from our ownership interest in Day Three due to operating results for the three and six months ended January 31, 2024, respectively. As of January 2, 2024, Day Three is a majority-owned subsidiary which is consolidated. See Note 8 to our accompanying consolidated financial statements for further information regarding the acquisition.

Income (loss) from discontinued operations related to 520 Property. Discontinued operations include: (i) rental and parking revenues, (ii) payroll, benefits, facilities, consulting and professional fees dedicated to 520 Property, (iii) depreciation and amortization expenses, (iv) interest (including amortization of debt issuance costs) on the note payable that was secured by a mortgage on the 520 Property, and (v) gain on the disposal of the 520 Property. The operating results of these items are presented in our consolidated statements of operations and comprehensive loss as discontinued operations for all periods presented. The decrease in the net income attributable to discontinued operations for the six months ended January 31, 2024 as compared to the six months ended January 31, 2023 was due to a gain on the sale of the 520 Property of $6.8 million.

See Note 3 to our accompanying consolidated financial statements for further information regarding discontinued operations.

Liquidity and Capital Resources

	January 31,	July 31,	Change
	2024	2023	$	%
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$7,136	$21,498	(14,362)	(67)%
Convertible note receivable, related party	1,924	1,921	3	—%
Working capital	71,810	80,796	(8,986)	(11)%
Total assets	106,149	98,829	7,320	7%
Total equity	104,939	100,293	4,646	5%
Noncontrolling interests	(2,685)	(3,664)	979	(27)%
Total equity attributable to Rafael Holdings, Inc.	102,254	96,629	5,625	6%

	Six Months Ended January 31,		Change
	2024	2023	$	%
Cash flows (used in) provided by	(in thousands)
Operating activities of continuing operations	$(4,662)	$(7,437)	2,775	(37)%
Investing activities of continuing operations	(9,577)	(41,754)	32,177	(77)%
Financing activities of continuing operations	(125)	(157)	32	(20)%
Effect of exchange rates on cash and cash equivalents	2	(3)	5	(167)%
Operating, investing, and financing activities of discontinued operations	—	32,484	(32,484)	(100)%
Decrease in cash and cash equivalents	$(14,362)	$(16,867)

Capital Resources

As of January 31, 2024, we held cash and cash equivalents of approximately $7.1 million, and available-for-sale securities valued at approximately $64.6 million. On August 22, 2022, the Company received net proceeds of approximately $33 million in connection with the sale of the 520 Property (see Note 3 to our accompanying consolidated financial statements for further details). The Company expects its balance of cash and cash equivalents, and available-for-sale-securities, to be sufficient to meet our obligations for at least the 12 months from the filing of this Quarterly Report on Form 10-Q.

Operating Activities

Cash used in operating activities decreased by $2.78 million from cash used of $7.44 million for the six months ended January 31, 2023 to cash used of $4.66 million for the six months ended January 31, 2024, which is primarily attributed to the decrease in net loss from continuing operations.

Investing Activities

Cash used in investing activities for the six months ended January 31, 2024 was primarily due to purchases of available-for-sale securities of approximately $105.1 million and the investment in Cyclo of $6.8 million, partially offset by proceeds of $100.1 million from sales and maturities of available-for-sale securities and $2.5 million in proceeds from hedge funds.

Cash used in investing activities for the six months ended January 31, 2023 was primarily due to purchases of available-for-sale securities of approximately $113.1 million, partially offset by proceeds of $71.4 million from the sale of available-for-sale securities.

Financing Activities

Cash provided by financing activities for six months ended January 31, 2024 was primarily related to the principal payments on installment of the note payable of $0.8 million partially offset by the proceeds from sale of RMD membership units of $0.9 million.

Cash used in financing activities for six months ended January 31, 2023 was primarily related to payments for taxes related to shares withheld for employee taxes.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Operating, Financing, and Investing Activities of Discontinued Operations

The cash flows from discontinued operations - 520 Property for the six months ended January 31, 2023 represent the net income excluding non-cash depreciation and amortization, as well as the proceeds from the sale of the 520 Property.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in the Critical Accounting Estimates section in Item 7 of the Annual Report on Form 10-K for fiscal 2023. There were no material changes during the six months ended January 31, 2024 to the Critical Accounting Estimates previously disclosed in the Annual Report on Form 10-K for fiscal 2023 except as follows:

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

The total aggregate fair value of the Cyclo investment of $19,567,187 as of January 31, 2024 is comprised of common shares with an aggregate fair value of $17,066,587 (measured based on the closing stock price of Cyclo Therapeutics, Inc., a Level I fair value) and warrants with an aggregate fair value of $2,500,600 (measured using a Level III fair value estimate).

The Company recognizes the fair value of the Cyclo Warrants utilizing a Black-Scholes option-pricing valuation model (“Black-Scholes model”) at acquisition and each reporting date. The application of the Black-Scholes model utilizes significant assumptions, including expected volatility, expected life and risk-free interest rate. In order to determine the volatility, we measured expected volatility based on several inputs, including considering a peer group of publicly traded companies and the implied volatility of the Company’s publicly-traded warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Both of the Cyclo Warrants and the underlying shares of common stock are subject to volume restrictions in accordance with SEC Rule 144 for which a discount to the stock price of Cyclo was applied. The Black-Scholes model further incorporated a discount for the overall lack of marketability for the Cyclo Warrants.

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

Business Combinations

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, including expected future cash flows. We allocate any excess purchase price over the fair value of the identifiable net assets and liabilities acquired to goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Goodwill

The Company assesses goodwill for impairment on an annual basis or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results. The process of evaluating the potential impairment of goodwill requires significant judgement. In performing the Company’s annual goodwill impairment test, the Company is permitted to first assess qualitative factors to determine whether it is more likely than not the fair value of the Company’s reporting unit is less than its carrying amount, including goodwill. In performing the qualitative assessment, the Company considers certain events and circumstances specific to the reporting unit and the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If the Company chooses to undertake the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company would then proceed to the quantitative impairment test. In the quantitative assessment, the Company compares the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.

The Company assesses goodwill for impairment on an annual basis as of May 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2024.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

Legal proceedings in which we are involved, if any, are more fully described in Note 20 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

Date: March 13, 2024

Rafael Holdings, Inc.

By:	/s/ William Conkling
William Conkling
Chief Executive Officer

By:	/s/ David Polinsky
David Polinsky
Chief Financial Officer