Form 10-Q
period 2024-04-30
Rafael Holdings, Inc.
filed 2024-06-14
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2024.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of June 12, 2024 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	23,779,503 shares

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	April 30, 2024	July 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,436	$21,498
Available-for-sale securities	64,941	57,714
Interest receivable	541	387
Convertible note receivable, related party	—	1,921
Accounts receivable, net of allowance for doubtful accounts of $245 at April 30, 2024 and July 31, 2023	443	213
Prepaid expenses and other current assets	445	914
Investment in equity securities	—	294
Total current assets	73,806	82,941

Property and equipment, net	2,156	1,695
Investments – Other Pharmaceuticals	—	65
Investments – Hedge Funds	2,366	4,984
Investment – Day Three	—	2,797
Investments – Cyclo Therapeutics Inc.	15,172	4,763
Convertible note receivable	1,053	—
Goodwill	3,571	—
Intangible assets, net	1,851	—
In-process research and development	1,575	1,575
Other assets	73	9
TOTAL ASSETS	$101,623	$98,829

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,571	$333
Accrued expenses	1,745	763
Convertible notes	614	—
Other current liabilities	168	1,023
Due to related parties	743	26
Installment note payable	1,700	—
Total current liabilities	7,541	2,145

Accrued expenses, noncurrent	2,826	—
Convertible notes, noncurrent	71	—
Deferred income tax liabilities, net	613	—
Other liabilities	13	55
TOTAL LIABILITIES	11,064	2,200

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of April 30, 2024 and July 31, 2023	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 23,983,519 issued and 23,677,559 outstanding (excluding treasury shares of 101,487) as of April 30, 2024, and 23,635,709 shares issued and 23,490,527 shares outstanding as of July 31, 2023	238	236
Additional paid-in capital	279,636	264,010
Accumulated deficit	(197,275)	(167,333)
Treasury stock, at cost; 101,487 and 0 Class B shares as of April 30, 2024 and July 31, 2023, respectively	(168)	—
Accumulated other comprehensive loss related to unrealized loss on available-for-sale securities	(38)	(353)
Accumulated other comprehensive income related to foreign currency translation adjustment	3,699	3,725
Total equity attributable to Rafael Holdings, Inc.	86,100	100,293
Noncontrolling interests	4,459	(3,664)
TOTAL EQUITY	90,559	96,629
TOTAL LIABILITIES AND EQUITY	$101,623	$98,829

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
REVENUE
Infusion Technology	$262	$—	$262	$—
Rental – Third Party	47	44	129	130
Rental – Related Party	27	27	81	81
Total revenue	336	71	472	211

COSTS AND EXPENSES
Cost of Infusion Technology revenue	85	—	85	—
General and administrative	1,923	2,343	6,524	7,537
Research and development	1,526	740	2,627	5,046
In-process research and development expense	89,861	—	89,861	—
Depreciation and amortization	102	19	157	60
Loss from operations	(93,161)	(3,031)	(98,782)	(12,432)

Interest income	502	1,531	1,777	2,301
Impairment of investments - Other Pharmaceuticals	—	(128)	—	(351)
Loss on initial investment in Day Three upon acquisition	—	—	(1,633)	—
Realized gain on available-for-sale securities	945	—	1,521	154
Realized loss on investment in equity securities	—	—	(46)	—
Realized gain on investment - Cyclo Therapeutics Inc.	—	—	424	—
Unrealized (loss) gain on investment - Cyclo Therapeutics Inc.	(4,395)	—	3,199	—
Unrealized (loss) gain on investment - Hedge Funds	(3)	(131)	(118)	120
Recovery of receivables from Cornerstone	31,305	—	31,305	—
Interest expense	(85)	—	(85)	—
Other income	—	—	118	—
Loss from continuing operations before income taxes	(64,892)	(1,759)	(62,320)	(10,208)
Benefit from income taxes	2,599	269	2,593	259
Equity in loss of Day Three	—	—	(422)	—
Consolidated net loss from continuing operations	(62,293)	(1,490)	(60,149)	(9,949)

Discontinued Operations (Note 13)
Loss from discontinued operations related to 520 Property	—	—	—	(241)
Gain on disposal of 520 Property	—	—	—	6,784
Income from discontinued operations	—	—	—	6,543

Consolidated net loss	(62,293)	(1,490)	(60,149)	(3,406)
Net loss attributable to noncontrolling interests	(29,942)	(53)	(30,207)	(311)
Net loss attributable to Rafael Holdings, Inc.	$(32,351)	$(1,437)	$(29,942)	$(3,095)

OTHER COMPREHENSIVE LOSS
Consolidated net loss	$(62,293)	$(1,490)	$(60,149)	$(3,406)
Unrealized (loss) gain on available-for-sale securities	50	(697)	315	(326)
Foreign currency translation adjustment	(15)	(21)	(45)	(47)
Comprehensive loss	(62,258)	(2,208)	(59,879)	(3,779)
Comprehensive loss attributable to noncontrolling interests	(29,942)	(53)	(30,206)	(308)
Comprehensive loss attributable to Rafael Holdings, Inc.	$(32,316)	$(2,155)	$(29,673)	$(3,471)

Income (loss) per share attributable to common stockholders
Basic and diluted:
Continuing operations	(1.36)	(0.06)	(1.26)	(0.42)
Discontinued operations	—	—	—	0.28
Total basic and diluted loss per share	$(1.36)	$(0.06)	$(1.26)	$(0.14)

Weighted average number of shares used in calculation of income (loss) per share
Basic and diluted	23,777,493	23,372,136	23,687,781	23,179,364

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended April 30, 2024
							Accumulated
	Common Stock,		Common Stock,		Additional		other		Treasury Stock
	Series A		Series B		paid-in	Accumulated	comprehensive	Noncontrolling	Class B		Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Shares	Amount	Equity
Balance at February 1, 2024	787,163	$8	23,695,332	$238	$266,159	$(164,924)	$3,626	$(2,685)	101,487	$(168)	$102,254
Net loss	—	—	—	—	—	(32,351)	—	(29,942)	—	—	(62,293)
Stock-based compensation	—	—	—	—	496	—	—	—	—	—	496
Shares withheld for payroll taxes	—	—	(17,773)	—	(30)	—	—	—	—	—	(30)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	50	—	—	—	50
Gain on RP Finance consolidation	—	—	—	—	7,600	—	—	—	—	—	7,600
Paid-in capital arising from Cornerstone Acquisition	—	—	—	—	7,260	—	—	—	—	—	7,260
Noncontrolling interest arising from Cornerstone Acquisition	—	—	—	—	—	—	—	27,501	—	—	27,501
Noncontrolling interest arising from RP Finance Consolidation	—	—	—	—	—	—	—	12,667	—	—	12,667
Elimination of RP Finance investment in Cornerstone	—	—	—	—	(1,849)	—	—	(3,082)	—	—	(4,931)
Foreign currency translation adjustment	—	—	—	—	—	—	(15)	—	—	—	(15)
Balance at April 30, 2024	787,163	$8	23,677,559	$238	$279,636	$(197,275)	$3,661	$4,459	101,487	$(168)	$90,559

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Nine Months Ended April 30, 2024
							Accumulated
	Common Stock,		Common Stock,		Additional		other		Treasury Stock
	Series A		Series B		paid-in	Accumulated	comprehensive	Noncontrolling	Class B		Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Shares	Amount	Equity
Balance at August 1, 2023	787,163	$8	23,490,527	$236	$264,010	$(167,333)	$3,372	$(3,664)	$—	$—	$96,629
Net loss	—	—	—	—	—	(29,942)	—	(30,207)	—	—	(60,149)
Stock-based compensation	—	—	347,810	2	1,858	—	—	—	—	—	1,860
Shares withheld for payroll taxes	—	—	(59,291)	—	(112)	—	—	—	—	—	(112)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	315	—	—	—	315
Sale of Rafael Medical Devices membership units	—	—	—	—	869	—	—	56	—	—	925
Noncontrolling interest in Day Three acquisition	—	—	—	—	—	—	—	1,151	—	—	1,151
Purchases of treasury stock	—	—	(101,487)	—	—	—	—	—	101,487	(168)	(168)
Gain on RP Finance consolidation	—	—	—	—	7,600	—	—	—	—	—	7,600
Paid-in capital arising from Cornerstone Acquisition	—	—	—	—	7,260	—	—	—	—	—	7,260
Noncontrolling interest arising from Cornerstone Acquisition	—	—	—	—	—	—	—	27,501	—	—	27,501
Noncontrolling interest arising from RP Finance Consolidation	—	—	—	—	—	—	—	12,667	—	—	12,667
Elimination of RP Finance investment in Cornerstone					(1,849)			(3,082)			(4,931)
Dissolution of Levco	—	—	—	—	—	—	19	37	—	—	56
Foreign currency translation adjustment	—	—	—	—	—	—	(45)	—	—	—	(45)
Balance at April 30, 2024	787,163	$8	23,677,559	$238	$279,636	$(197,275)	$3,661	$4,459	101,487	$(168)	$90,559

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended April 30, 2023
							Accumulated
	Common Stock,		Common Stock,		Additional		other
	Series A		Series B		paid-in	Accumulated	comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Equity
Balance at February 1, 2023	787,163	$8	23,522,995	$236	$262,924	$(167,115)	$4,049	$(3,567)	$96,535
Net loss	—	—	—	—	—	(1,437)	—	(53)	(1,490)
Stock-based compensation	—	—	—	—	591	—	—	—	591
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	—	—	(15,887)	—	(26)	—	—	—	(26)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(697)	—	(697)
Acquisition of additional ownership interest in LipoMedix	—	—	—	—	16	—	—	(16)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(21)	—	(21)
Balance at April 30, 2023	787,163	$8	23,507,108	$236	$263,505	$(168,552)	$3,331	$(3,636)	$94,892

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Nine Months Ended April 30, 2023
							Accumulated
	Common Stock,		Common Stock,		Additional		other
	Series A		Series B		paid-in	Accumulated	comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Equity
Balance at August 1, 2022	787,163	$8	23,687,964	$237	$262,023	$(165,457)	$3,704	$(3,309)	$97,206
Net loss	—	—	—	—	—	(3,095)	—	(311)	(3,406)
Stock-based compensation	—	—	220,019	2	2,549	—	—	—	2,551
Forfeiture of restricted stock	—	—	(296,384)	(2)	(901)	—	—	—	(903)
Shares withheld for payroll taxes	—	—	(104,491)	(1)	(182)	—	—	—	(183)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(326)	—	(326)
Acquisition of additional ownership interest in LipoMedix	—	—	—	—	16	—	—	(16)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(47)	—	(47)
Balance at April 30, 2023	787,163	$8	23,507,108	$236	$263,505	$(168,552)	$3,331	$(3,636)	$94,892

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended April 30,
	2024	2023
Operating activities
Consolidated net loss	$(60,149)	$(3,406)
Less: income from discontinued operations	—	6,543
Loss from continuing operations	(60,149)	(9,949)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	157	60
Gain on sale of property and equipment	(27)	—
Net unrealized loss (gain) on investment - Hedge Funds	118	(120)
Realized loss on investment in equity securities	46	—
Realized gain on available-for-sale securities	(1,521)	(154)
Amortization of discount on available-for-sale securities	(1,498)	(707)
Impairment of investments - Other Pharmaceuticals	—	351
Loss on initial investment in Day Three upon acquisition	1,633	—
Realized gain in equity investments - Cyclo Therapeutics Inc.	(424)	—
Unrealized gain in equity investments - Cyclo Therapeutics Inc.	(3,199)	—
Recovery of receivables from Cornerstone	(31,305)	—
In-process research and development expense	89,861	—
Accretion of interest expense	85	—
Gain on dissolution of a business	18	—
Equity in loss of Day Three	422	—
Bad debt expense	2	—
Stock-based compensation	1,860	1,648

Change in assets and liabilities, net of effects from acquisitions and discontinued operations:
Trade accounts receivable	(167)	(88)
Interest receivable	(165)	(212)
Prepaid expenses and other current assets	755	1,188
Other assets	(16)	(25)
Accounts payable and accrued expenses	(602)	(715)
Other current liabilities	(883)	—
Due to related parties	148	(40)
Other liabilities	(62)	12
Net cash used in continuing operations	(4,913)	(8,751)
Net cash used in discontinued operations	—	(687)
Net cash used in operating activities	(4,913)	(9,438)

Investing activities
Purchase of property and equipment	(135)	—
Purchases of available-for-sale securities	(133,670)	(166,340)
Proceeds from the sale and maturities of available-for-sale securities	129,022	136,973
Proceeds from Day Three patent sale	190	—
Purchase of intangible assets	(14)	—
Proceeds from investments – Other Pharmaceuticals	42	—
Proceeds from sales of equity securities	271	—
Issuance of convertible note receivable, related party	—	(2,000)
Purchase of Investment in Day Three	—	(3,000)
Purchase of Investment in Cyclo Therapeutics Inc.	(6,786)	—
Issuance of convertible note receivable	(1,000)	—
Issuance of Day Three Promissory Notes	(1,989)	—
Cash acquired in acquisition of Day Three, net of cash payments	1,367	—
Cash acquired in the Cornerstone Acquisition, net of cash payments	1,256	—
Proceeds from hedge funds	2,500	—
Net cash used in investing activities of continuing operations	(8,946)	(34,367)
Proceeds from sale of 520 Property - discontinued operations	—	49,400
Payment of transaction costs for sale of 520 Property - discontinued operations	—	(1,229)
Net cash provided by investing activities of discontinued operations	—	48,171
Net cash (used in) provided by investing activities	(8,946)	13,804

Financing activities
Principal payments on installment note payable	(800)	—
Payments for taxes related to shares withheld for employee taxes	(112)	(183)
Purchases of treasury stock	(168)	—
Proceeds from sale of Rafael Medical Devices membership units	925	—
Net cash used in financing activities of continuing operations	(155)	(183)
Payment of Note Payable in connection with sale of 520 Property - discontinued operations	—	(15,000)
Net cash used in financing activities of discontinued operations	—	(15,000)
Net cash used in financing activities	(155)	(15,183)

Effect of exchange rate changes on cash and cash equivalents	(48)	(279)
Net decrease in cash and cash equivalents	(14,062)	(11,096)
Cash and cash equivalents, beginning of period	21,498	26,537
Cash and cash equivalents, end of period	$7,436	$15,441

Non-cash supplemental disclosure
Acquisition of additional ownership interest in LipoMedix	$—	$16
Conversion of RFL Line of Credit into Cornerstone Common Stock	$37,845	$—
Conversion of 2023 Promissory Note into Cornerstone Common Stock	$2,663	$—
Recognition of noncontrolling interest in the Cornerstone Acquisition	$27,501	$—
Recognition of noncontrolling interest in the RP Finance Consolidation, net of elimination	$9,585	$—
Gain on RP Finance Consolidation recorded as an adjustment to additional paid-in capital due to related party nature of transaction, net of elimination	$5,751	$—
Noncash consideration received in exchange for equipment	$34	$—
Other receivable recognized related to sale of patent	$90	$—
Consideration for acquisition of Day Three included in accrued expenses	$200	$—
Elimination of principal and accrued interest on the Day Three Promissory Notes included in consideration for acquisition of Day Three	$2,000	$—

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Description of Business

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and an investment in Cyclo Therapeutics Inc. (Nasdaq: CYTH), (“Cyclo Therapeutics” or “Cyclo”), a clinical-stage biotechnology company dedicated to developing Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (NPC), a rare, fatal and progressive genetic disorder. We also hold a majority interest in Day Three Labs, Inc. (“Day Three”), a company which reimagines existing cannabis offerings with pharmaceutical-grade technology and innovation like Unlokt™ to bring to market better, cleaner, more precise and predictable products, and a majority interest in Rafael Medical Devices, LLC, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries (“Rafael Medical Devices” and Day Three together with the Pharmaceutical Companies, represent our “Investment Companies”). In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. The Company’s primary focus is to expand our investment portfolio through opportunistic and strategic investments including therapeutics, which address high unmet medical needs.

The Company previously held debt and equity investments in Cornerstone that included preferred and common equity interests. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Cornerstone in exchange for issuing Company Class B common stock to the other stockholders of Cornerstone (“Merger Agreement” or “Merger”). On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Cornerstone’s lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas. In addition, following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In connection with the preparation of the Company’s financial statements for the first quarter ended October 31, 2021, accounting principles generally accepted in the United States of America (“U.S. GAAP”) required that the Company assess the impact of the Data Events and determine whether the carrying values of the Company’s assets were impaired based upon the Company’s expectations to realize future value. In light of the Data Events, the Company concluded that the likelihood of further development of and prospects for CPI-613 is uncertain and fully impaired in the first quarter ended October 31, 2021 the value of its loans, receivables, and investment in Cornerstone based upon its valuation of Cornerstone. On February 2, 2022, the Company terminated the Merger Agreement with Cornerstone, effective immediately, in accordance with its terms. On March 21, 2023, the Company loaned $2.0 million to Cornerstone represented by a promissory note made by Cornerstone (the “2023 Promissory Note”, see Note 4).

The Company owns a 37.5% equity interest, which was, until March 13, 2024 (the date of the RP Finance Consolidation, as described below), accounted for under the equity method, in RP Finance LLC (“RP Finance”), an entity in which an entity associated with members of the family of Howard Jonas (Executive Chairman, Chairman of the Board, and controlling stockholder of the Company) holds an additional 37.5% equity interest, which holds debt and equity investments in Cornerstone. Due to the Data Events, RP Finance fully impaired its then debt and equity investments in Cornerstone.

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests (the “Cornerstone Restructuring”). As a result of the Cornerstone Restructuring, Rafael became a 67% owner of the issued and outstanding common stock of Cornerstone (the “Cornerstone Acquisition”), and Cornerstone became a consolidated subsidiary of Rafael. The Cornerstone Acquisition is accounted for as an acquisition of a variable interest entity that is not a business in accordance with U.S. GAAP. The Company was determined to be the accounting acquirer for financial reporting purposes. See Note 3 for additional information regarding the transaction. In conjunction with the Cornerstone Restructuring and Cornerstone Acquisition, the Company reassessed its relationship with RP Finance, and as a result determined that RP Finance is still a variable interest entity and that the Company became the primary beneficiary of RP Finance as the Company now holds the ability to control repayment of the RPF Line of Credit which directly impacts RP Finance’s economic performance. Therefore, following the Cornerstone Restructuring and Cornerstone Acquisition, the Company consolidates RP Finance (the “RP Finance Consolidation”). See Note 3 for additional information on the consolidation.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2023, the Company first invested in Cyclo Therapeutics. Cyclo is a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017, the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020, Cyclo announced Top Line data showing a favorable safety and tolerability profile for Trappsol® Cyclo™ in this study. Cyclo is currently conducting a Phase 3 Clinical Trial Evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease Type C1. See Note 11 for more information on the Company’s investments in Cyclo.

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

The Company first invested in LipoMedix in 2019, a privately held Israeli clinical stage pharmaceutical company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery, and currently holds 95% of the ordinary shares of LipoMedix.

In May 2021, the Company formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, the Company raised $925,000 from third parties in exchange for 31.62% ownership of Rafael Medical Devices.

On April 7, 2023, the Company entered into a Common Stock Purchase Agreement (the “Day Three Purchase Agreement”) with Day Three. Day Three is a company which reimagines existing cannabis offerings with pharmaceutical-grade technology and innovation like Unlokt™ to bring to market better, cleaner, more precise and predictable products. Pursuant to the Day Three Purchase Agreement, the Company purchased 4,302 shares of common stock, post DTL Reverse Stock Split (as defined below), representing 38% of the outstanding shares of common stock of Day Three (33.333% on a fully diluted basis), for a purchase price of $3.0 million. The Company also received a warrant exercisable for 7,529 shares of common stock, post DTL Reverse Stock Split, at an aggregate purchase price of $3.0 million, which expires five years from the date of issuance or earlier based on the occurrence of certain events as defined in the Day Three Purchase Agreement (the “Day Three Warrant”).

In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders to purchase an aggregate of 13,771 shares of common stock, post DTL Reverse Stock Split, of Day Three, acquiring a controlling interest of Day Three (the “Day Three Acquisition”). As a result of the Day Three Acquisition, the Company holds an aggregate 79% of the issued and outstanding shares of common stock of Day Three. Day Three has options and warrants outstanding that, when exercised, could dilute the Company’s ownership interest in Day Three. In connection with the Day Three Acquisition, the Day Three Warrant was terminated. The acquisition date was determined to be January 2, 2024, which is the date that Rafael obtained a controlling interest of the common stock of Day Three. The Day Three Acquisition is being accounted for as a business combination in accordance with ASC 805.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Historically, the Company owned real estate assets. In 2020, the Company sold an office building located in Piscataway, New Jersey and on August 22, 2022, the Company sold the 520 Property. As of April 30, 2024, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining real estate asset.

The “Company” in these consolidated financial statements refers to Rafael Holdings and its subsidiaries on a consolidated basis.

All majority-owned subsidiaries and RP Finance, LLC are consolidated with all intercompany transactions and balances eliminated in consolidation. In addition to Rafael Holdings, Inc., the entities included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100%
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, LLC	United States – Delaware	68%
Levco Pharmaceuticals Ltd.	Israel	95	%***
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90%
LipoMedix Pharmaceuticals Ltd.	Israel	95	%****
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC	United States – Delaware	45	%**
Day Three Labs, Inc.	United States – Delaware	79%
Cornerstone Pharmaceuticals, Inc.	United States – Delaware	67%
RP Finance, LLC	United States – Delaware	38%

**	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership in Pharma Holdings, LLC and, therefore, an effective 45% interest in CS Pharma Holdings, LLC. The Company, along with CS Pharma Holdings, LLC and Pharma Holdings LLC, collectively own securities representing 67% of the outstanding capital stock of Cornerstone. See Note 3 for further details.

***	During Fiscal 2022, the Company discontinued further material investment in Levco. In August 2023, Levco was dissolved.

****	On February 9, 2023, the Company increased its ownership interest in LipoMedix Pharmaceuticals Ltd. from 84% to 95%.

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

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP. The accompanying consolidated financial statements reflect the activity related to the 520 Property as discontinued operations. Operating results for the nine months ended April 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2024. The balance sheet at July 31, 2023 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023, or the 2023 Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates.

Liquidity

As of April 30, 2024, the Company had cash and cash equivalents of approximately $7.4 million, and available-for-sale securities valued at approximately $64.9 million. The Company expects the balance of cash and cash equivalents, and available-for-sale securities to be sufficient to meet its obligations for at least the next 12 months from the issuance of these consolidated financial statements.

Cost of Infusion Technology revenue

The cost of Infusion Technology revenue includes costs related to supplies, materials, production labor, and travel costs.

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited.

As of April 30, 2024, there was one Day Three customer which represented 10% of the Company’s accounts receivable balance and one related party which represented 44% of the Company’s accounts receivable balance. As of July 31, 2023, there was one customer which represented 27% of the Company’s accounts receivable balance and one related party which represented 47% of the Company’s accounts receivable balance.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended April 30, 2024, one customer and one tenant represented 70% and 14% of the Company’s revenue, respectively. For the nine months ended April 30, 2024, one customer represented 56% of total revenue, and one tenant and one related party tenant represented 27% and 17% of the Company’s revenue, respectively. For the three and nine months ended April 30, 2023, including revenue from discontinued operations, a related party represented 39% and 43% of the Company’s revenue, respectively.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Reserve for Receivables

The allowance for doubtful accounts reflects the Company’s best estimate of lifetime credit losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written off upon final determination that the trade accounts will not be collected. The computation of this allowance is based on the tenants’ or customers’ payment histories, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The Company recorded bad debt expense from discontinued operations of approximately $0 and $45 thousand for the three and nine months ended April 30, 2023, respectively, and no bad debt expense from discontinued operations was recorded for the three and nine months ended April 30, 2024. The Company recorded bad debt expense from continuing operations of approximately $0 and $2 thousand for the three and nine months ended April 30, 2024, respectively, and no bad debt expense from continuing operations was recorded for the three and nine months ended April 30, 2023.

Convertible Note Receivables

The Company’s convertible note receivables are classified as available-for-sale as defined under Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities, and are recorded at fair value. Subsequent changes in fair value are recorded in accumulated other comprehensive income (loss).

The fair value of the convertible note receivables are estimated using a scenario-based analysis based on the probability-weighted present value of future investment returns, considering each of the possible outcomes available to the Company, including cash repayment, equity conversion, and collateral transfer scenarios. Estimating the fair value of the convertible note requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

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

The Company has elected the fair value option to account for its investment in Cyclo Therapeutics, as the Company has significant influence over Cyclo’s management. The fair value option is irrevocable once elected. The Company measured its initial investment in Cyclo at fair value and shall record all subsequent changes in fair value in earnings in the consolidated statements of operations and comprehensive loss. The Company believes the fair value option best reflects the underlying economics of the investment. The Company has determined that Cyclo is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cyclo that most significantly impact Cyclo’s economic performance. See Note 11, “Investments in Cyclo Therapeutics, Inc.”

Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for in accordance with ASC 321, Investments – Equity Securities. Investments without readily determinable fair values are accounted for using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company periodically evaluates its investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in the accompanying consolidated statements of operations and comprehensive loss, and a new basis in the investment is established.

Investments - Hedge Funds

The Company accounts for its investments in hedge funds in accordance with ASC 321, Investments – Equity Securities. Unrealized gains and losses resulting from the change in fair value of these securities is included in unrealized (loss) gain on investments - Hedge Funds in the consolidated statements of operations and comprehensive loss.

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

Effective August 1, 2023, the Company uses a current expected credit losses (“CECL”) model to estimate the allowance for credit losses on available-for-sale debt securities. For available-for-sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. No allowance for credit losses was recognized by the Company at April 30, 2024.

Cost Method Investment

Prior to the Cornerstone Acquisition, the Company had determined that Cornerstone was a VIE; however, the Company had determined that it was not the primary beneficiary as the Company did not have the power to direct the activities of Cornerstone that most significantly impact Cornerstone’s economic performance. See Note 3 for additional information.

Equity Method Investments

The Company has determined that RP Finance, LLC (“RP Finance”) and Day Three, and the Company’s investments in RP Finance and Day Three, are VIEs; however, the Company previously determined that it was not the primary beneficiary as the Company did not have the power to direct the activities of RP Finance and Day Three that most significantly impact their economic performance and, therefore, was not required to consolidate RP Finance and Day Three. The Company previously accounted for RP Finance and Day Three using the equity method of accounting.

As of January 2, 2024, Day Three is a majority-owned subsidiary which is consolidated.

In conjunction with the Cornerstone Acquisition on March 13, 2024, the Company reassessed its relationship with RP Finance and, as a result of the Cornerstone Restructuring and resulting Cornerstone Acquisition, determined that RP Finance is still a VIE and that the Company is now considered the primary beneficiary of RP Finance as the Company now holds the ability to control repayment of the RPF Line of Credit, which directly impacts RP Finance’s economic performance. Therefore, the Company has consolidated RP Finance.

Long-Lived Assets

Equipment, buildings, leasehold improvements, and furniture and fixtures are recorded at cost less accumulated depreciation and amortization. The related depreciation and amortization are computed using the straight-line method over the estimated useful lives, which range as follows:

Classification	Years
Building and improvements	40
Tenant improvements	7-15
Machinery and equipment	3-5
Other (primarily office equipment, furniture and fixtures)	5

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

(Unaudited)

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets, which include property and equipment, intangible assets, in-process research and development and patents whenever significant events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the nine months ended April 30, 2024 and 2023, the Company determined there was no impairment of its long-lived assets.

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

Strategic changes in the Company’s operations can be considered a discontinued operation if both the operations and cash flows of the discontinued component have been (or will be) eliminated from the ongoing operations of the Company and the Company will not have any significant continuing involvement in the operations of the discontinued component after the disposal transaction. The results of the discontinued operations shall be reflected as a discontinued operation on the consolidated statements of operations and comprehensive loss and prior periods shall be recast to reflect the earnings from discontinued operations. As a result of the agreement to sell the 520 Property, the accompanying consolidated financial statements reflect the activity related to the sale of the 520 Property as discontinued operations. The Company determined that the 520 Property met the held-for-sale and discontinued operations criteria as of July 1, 2022. The 520 Property was disposed of on August 22, 2022. See Note 13 for additional information regarding the results, major classes of assets and liabilities, significant non-cash operating items, and capital expenditures of discontinued operations.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In-Process Research and Development

The Company has acquired in-process research and development (“IPR&D”) intangible assets pursuant to a business combination. These IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. These IPR&D assets are not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired.

Acquired IPR&D pursuant to an asset acquisition that has no alternative future use is expensed immediately as a component of in-process research and development expense in the consolidated statement of operations and comprehensive income (loss).

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

The Company disaggregates its revenue by source within its consolidated statements of operations and comprehensive loss. As an owner and operator of real estate, the Company derives rental revenue from leasing office and parking space to tenants at its properties. In addition, the Company earns revenue from recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs. Revenue from recoveries from tenants is recorded together with rental income on the consolidated statements of operations and comprehensive loss which is also consistent with the guidance under ASC 842, Leases.

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

The Company’s infusion technology revenue is derived from Day Three’s Unlokt technology which is recognized in accordance with ASC 606. Day Three provides manufacturing services where they use proprietary technology, equipment, and processes to manufacture water soluble product for their customers at their customer facilities. Day Three is acting as a principal in the transaction, as it is primarily responsible for fulfillment and acceptability of the services. Infusion technology revenue is recognized over time as the Company’s performance obligation is satisfied, which is generally within a 30-day period. The criterion in ASC 606-10-25-27, that the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, is met given that the customer is controlling the product as Day Three is performing the service on the customer’s premises. Revenue is recognized over the period of performance using an output method where the number of grams produced is the output, as such method best depicts the Company’s efforts to satisfy the performance obligation. Customer billings in advance of revenue recognition result in contract liabilities. As of April 30, 2024, there were no contract liabilities recognized on the consolidated balance sheets related to infusion technology revenue.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted loss per share is determined in the same manner as basic loss per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase would be anti-dilutive. The Company uses loss from continuing operations as the “control number” or benchmark to determine whether potential common shares are dilutive or anti-dilutive for purposes of reporting loss per share for discontinued operations.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which was codified in ASC 326, Financial Instruments - Credit Losses (“ASC 326”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Because the Company is a smaller reporting company, ASC 326 became effective for the Company for fiscal years beginning after December 15, 2022. As such, the Company adopted ASC 326 effective August 1, 2023, utilizing the modified retrospective transition method. Upon adoption, the Company updated its impairment model to utilize a forward-looking CECL model in place of the incurred loss methodology for financial instruments measured at amortized cost, primarily including its accounts receivable. In relation to available-for-sale (“AFS”) debt securities, the guidance eliminates the concept of “other-than-temporary” impairment, and instead focuses on determining whether any impairment is a result of a credit loss or other factors. The adoption of ASC 326 did not have a material impact on our unaudited consolidated financial statements as of the adoption date.

Recently Issued Accounting Standards Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in ASC Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and intends to adopt the standard as of August 1, 2024.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The new guidance is effective for the Company in the annual period beginning August 1, 2024 and interim periods beginning February 1, 2025. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – CORNERSTONE RESTRUCTURING, ACQUISITION, AND RP FINANCE CONSOLIDATION

Prior to the Cornerstone Restructuring, Rafael (directly via certain of its subsidiaries, and through an equity method investment in RP Finance) held certain debt and equity investments in Cornerstone, which are described in Note 4.

Restructuring of Cornerstone

On March 13, 2024, Rafael, Cornerstone, and other holders of debt and equity securities of Cornerstone agreed to various transactions which effected a recapitalization and restructuring of the outstanding debt and equity interests in Cornerstone. In the Cornerstone Restructuring, Rafael obtained shares of common stock of Cornerstone (“Cornerstone Common Stock”) that gave the Company control over approximately 67% of the outstanding voting interests of Cornerstone (the “Cornerstone Acquisition”). For accounting purposes, Rafael was determined to be the acquirer, as the Company has been determined to be the primary beneficiary of Cornerstone, a VIE, in accordance with ASC 810. For Rafael, the Cornerstone Acquisition is the result of the Cornerstone Restructuring. As part of the Cornerstone Restructuring:

(i) all issued and outstanding shares of Cornerstone’s preferred stock and non-voting common stock converted into shares of Cornerstone Common Stock (the “Mandatory Common Conversion”) on a one-for-one basis, which shares of Cornerstone Common Stock were then subjected to the Reverse Stock Split (as defined below), including the conversion of Rafael’s 60,673,087 shares of Cornerstone’s Series D Preferred Stock into 6,067,306 shares of post-Reverse Stock Split Cornerstone Common Stock;

(ii) Cornerstone offered shares of Cornerstone’s Common Stock to all holders of Cornerstone’s promissory notes convertible into Cornerstone Series C preferred stock (the “Series C Convertible Notes”) who were Accredited Investors with the purchase price to be paid through conversion of the outstanding principal amount and accrued interest on their Series C Convertible Notes held by each holder into Common Stock at the Cornerstone Restructuring Common Stock Price as described below (the “Series C Convertible Notes Exchange”). Approximately 94% of the outstanding Series C Convertible Notes participated in the Series C Convertible Notes Exchange, and $15.5 million of principal and accrued interest outstanding on the Series C Convertible Notes was converted into 15,739,661 shares of post-Reverse Stock Split Cornerstone Common Stock. Series C Convertible Notes with an aggregate principal and accrued interest amount of $0.9 million remaining outstanding, of which Series C Convertible Notes with an aggregate principal and accrued interest amount of $93 thousand were amended in the Cornerstone Restructuring to (A) extend the maturity date thereof to May 31, 2028 and (B) provide that, on conversion thereof, the converting holder will receive shares of Cornerstone Common Stock. The holders of these amended Series C Convertible Notes that remain outstanding waived such holders’ rights in connection with the Cornerstone Restructuring. Series C Convertible Notes with an aggregate principal and accrued interest amount of $0.8 million remaining outstanding and were not amended in connection with the Cornerstone Restructuring. The principal and accrued interest are included in Convertible notes on the consolidated balance sheets;

(iii) Rafael converted the approximately $30.6 million of the outstanding principal and accrued interest under the RFL Line of Credit (as defined in Note 4) into 30,080,747 shares of post-Reverse Stock Split Cornerstone Common Stock. The conversion of the RFL Line of Credit, inclusive of accrued interest, into equity in Cornerstone represents a recovery of a previously written-off asset, and the Company recorded the recovery in accordance with ASC 326, by recognizing a gain of $30.6 million in the three and nine months ended April 30, 2024, in conjunction with and immediately prior to the Cornerstone Restructuring equal to the fair value of the Cornerstone Common Stock, up to the amount of principal and accrued interest on the instrument, that was received in settlement of the RFL Line of Credit in connection with the Cornerstone Restructuring. Upon the consummation of the Cornerstone Acquisition, the investment was eliminated as Cornerstone became a majority owned subsidiary of Rafael and the difference between the investment’s carrying value and its fair value included in purchase consideration, which is based on the value of Cornerstone’s Common Stock, resulting in a gain of $7.3 million that was recorded to the Company’s additional paid-in capital given the related party nature of the transaction;

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(iv) Rafael converted the approximately $2.1 million of the outstanding principal and accrued interest pursuant to the 2023 Promissory Note (as defined in Note 4) into 2,116,932 shares of post-Reverse Stock Split Cornerstone Common Stock. Prior to the Cornerstone Restructuring, the Company recorded the 2023 Promissory Note at its fair value as the security was classified as available-for-sale. The 2023 Promissory Note is included in the consideration paid at its fair value (which was deemed to be the fair value of the Cornerstone Common Stock received) in the Cornerstone Acquisition in accordance with ASC 810-10-30-4. The Company recognized a gain of $0.6 million in the three and nine months ended April 30, 2024 for the realization of previously unrealized gains on the fair value of the 2023 Promissory Note in other comprehensive loss;

(v) Cornerstone and RP Finance amended the RPF Line of Credit (as defined in Note 5) to (i) extend the maturity date of the approximately $21.9 million in borrowings thereunder to May 31, 2028, (ii) limit the number of shares to be issued thereunder in respect of anti-dilution protection provided for therein in connection with the Cornerstone Restructuring and to provide RP Finance 3,658,368 shares of post-Reverse Stock Split Cornerstone Common Stock so that following the Cornerstone Restructuring, RP Finance holds six percent (6%) of the outstanding Common Stock of Cornerstone (the “RPF 6% Top Up Shares”), (iii) terminate any anti-dilution protection in respect of such ownership interest following consummation of the Cornerstone Restructuring, and (iv) terminate all future lending obligations of RP Finance under the RPF Line of Credit (as so amended, the “Amended RPF Line of Credit”);

(vi) Rafael invested an additional $1.5 million in cash in exchange for 1,546,391 shares of post-Reverse Stock Split Cornerstone Common Stock;

(vii) Cornerstone amended and restated its certificate of incorporation, to, among other things, effect a reverse split of all of Cornerstone’s capital stock on a one-for-ten basis (the “Reverse Stock Split”), set the number of authorized shares of Cornerstone Common Stock to be sufficient for issuance of the Common Stock in the Cornerstone Restructuring and eliminate the authorized preferred stock not required to be authorized as a result of the Mandatory Common Conversion;

(viii) Cornerstone amended prior agreements in place giving certain parties rights to designate members of the Board and those rights have been eliminated. All directors are elected by the Cornerstone stockholders and as the majority stockholder, Rafael, can control that vote. The Company has entered into a voting agreement (the “Voting Agreement”) whereby Rafael has agreed to maintain three directors of Cornerstone that are independent of Rafael; and

(ix) Cornerstone increased the available reserve of Cornerstone Common Stock for grant to employees, consultants and other service providers to approximately 10% of Cornerstone’s fully diluted capital stock (the “Reserve Increase”).

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition of Cornerstone

As a result of the Cornerstone Restructuring, Rafael became a 67% owner of the issued and outstanding Common Stock of Cornerstone, which became a consolidated subsidiary of Rafael. The Cornerstone Acquisition is accounted for as an acquisition of a VIE that is not a business in accordance with U.S. GAAP. The Company was determined to be the accounting acquirer for financial reporting purposes. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If that screen test is met, the acquired entity is not a business for financial reporting purposes. Accordingly, the Cornerstone Acquisition will be accounted for as an asset acquisition as substantially all of the fair value of Cornerstone’s gross assets is concentrated within in-process research and development (“IPR&D”), an intangible asset.

Under ASC 810, the initial consolidation of a VIE shall not result in goodwill being recognized, and the acquirer shall recognize a gain or loss for the difference of (a) the sum of (i) the fair value of any consideration paid, (ii) the fair value of any noncontrolling interests, and (iii) the reported amount of any previously held interests, and (b) the net amount of the VIE’s identifiable assets and liabilities recognized and measured in accordance with ASC 805, Business Combinations (“ASC 805”). In accordance with the calculation within ASC 810, no gain or loss was recognized on the Cornerstone Acquisition.

The net amount of the VIE’s identifiable assets and liabilities recognized with respect to the Cornerstone Acquisition is based upon management’s preliminary estimates of and assumptions related to the fair values of assets acquired and liabilities assumed, using currently available information. For this purpose, fair value shall be determined in accordance with the fair value concepts defined in ASC 820, Fair Value Measurements and Disclosures.

The following table presents, in accordance with ASC 810, the sum of (i) the fair value of consideration paid, (ii) the fair value of noncontrolling interests, and (iii) the reported amount of previously held interests (amounts in thousands):

Fair value of consideration paid
Fair value of RFL Line of Credit	$37,845
Fair value of 2023 Promissory Note	2,663
Cash consideration	1,500
(i) Total fair value of consideration paid	42,008
(ii) Fair value of noncontrolling interests	27,501
(iii) Reported value of previously held interests(1)	—
Sum of (i), (ii), and (iii)	$69,509

(1)	Rafael’s interest in the Series D Preferred Stock of Cornerstone, that was converted into Cornerstone Common Stock in the Cornerstone Restructuring, represents a previously held interest in Cornerstone that is included at its reported amount, or $0.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents, in accordance with ASC 810, the net preliminary amount of the VIE’s identifiable assets and liabilities recognized and measured in accordance with ASC 805 (amounts in thousands):

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,756
Prepaid expenses and other current assets	121
Property and equipment	19
Other assets	48
Acquired IPR&D	89,861
Accounts payable	(2,006)
Accrued expenses	(1,188)
Series C Convertible Notes, short-term portion	(614)
Due to related parties	(1,289)
Other current liabilities	(28)
Series C Convertible Notes, long-term portion	(70)
Creditor payable, noncurrent	(2,745)
Amended RPF Line of Credit	(15,336)
Other liabilities	(20)
Total	$69,509

In accordance with the calculation within ASC 810, no gain or loss was recognized on the initial consolidation of Cornerstone. The Company incurred transaction costs of $692 thousand for consulting, legal, accounting, and other professional fees that have been expensed as general and administrative expenses as part of the Cornerstone Restructuring, Cornerstone Acquisition, and RP Finance Consolidation.

The Company recognized a gain in the amount of $720 thousand on the reversal of a reserve on a receivable due from Cornerstone, which was fully reserved for by the Company due to the Data Events. This receivable balance is then eliminated in consolidation against the corresponding payable balance acquired from Cornerstone recorded in Cornerstone’s Due to related parties balance in the assets acquired and liabilities assumed in the Cornerstone Acquisition.

To value the IPR&D, the Company utilized the Multi-Period Excess Earnings Method (“MPEEM”), under the Income Approach. The method reflects the present value of the projected operating cash flows generated by Cornerstone’s assets after taking into account the cost to realize the revenue, and an appropriate discount rate to reflect the time value and risk associated with the invested capital. IPR&D acquired represents Cornerstone’s research and development activities related to oncology-focused pharmaceuticals which seeks to exploit the metabolic differences between normal cells and cancer cells.

IPR&D represents the R&D asset of Cornerstone which is in-process, but not yet completed, and which has no alternative use. As the Cornerstone Acquisition has been accounted for as an acquisition of a VIE that is not a business, it was determined that the fair value of IPR&D asset acquired with no alternative future use should be charged to IPR&D expense at the acquisition date.

The Company assumed Cornerstone’s liability to RP Finance under the Amended RPF Line of Credit at its fair value in the Cornerstone Acquisition and acquired RP Finance’s receivable from Cornerstone under the Amended RPF Line of Credit at its fair value in the RP Finance Consolidation. These intercompany amounts are eliminated in consolidation. The Company will accrete the fair value of Cornerstone’s liability and RP Finance’s receivable under the Amended RPF Line of Credit to the amount due on May 31, 2028 as interest expense and interest income, respectively, in the consolidated statements of operations and comprehensive loss over the estimated term of the Amended RPF Line of Credit.

The creditors of Cornerstone do not have legal recourse to the Company’s general credit.

The consolidated financial statements include the results of the Cornerstone Acquisition subsequent to the closing date. Cornerstone did not produce any revenue for the period from the closing date through April 30, 2024. Cornerstone incurred a net loss of $91.0 million, of which $30.0 million is attributable to non-controlling interests, for the period from the closing date through April 30, 2024, which is included in the Company’s consolidated statements of operations and comprehensive loss for the three months ended April 30, 2024. Cornerstone’s results of operations included IPR&D expense of $89.9 million, related to the IPR&D asset acquired with no alternative future use, that was pushed down to the entity.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidation of RP Finance

RP Finance, an entity in which the Company owns a 37.5% equity interest (previously accounted for as an equity method investment of Rafael), and in which an entity associated with members of the family of Howard Jonas holds an additional 37.5% equity interest, holds debt and equity investments in Cornerstone (which is included in the Company’s 67% equity ownership interest in Cornerstone). In conjunction with the Cornerstone Acquisition, the Company reassessed its relationship with RP Finance and, as a result of the Cornerstone Restructuring and resulting Cornerstone Acquisition, determined that RP Finance is still a VIE and that the Company is now considered the primary beneficiary of RP Finance as the Company now holds the ability to control repayment of the RPF Line of Credit, which directly impacts RP Finance’s economic performance. Therefore, the Company has consolidated RP Finance as a result of the Cornerstone Acquisition (the “RP Finance Consolidation”). The RP Finance Consolidation is accounted for as an acquisition of a VIE that is not a business in accordance with U.S. GAAP as RP Finance does not meet the definition of a business under U.S. GAAP.

Under ASC 810, the initial consolidation of a VIE shall not result in goodwill being recognized, and the acquirer shall recognize a gain or loss for the difference of (a) the sum of (i) the fair value of any consideration paid, (ii) the fair value of any noncontrolling interests, and (iii) the reported amount of any previously held interests, and (b) the net amount of the VIE’s identifiable assets and liabilities recognized and measured in accordance with ASC 805, Business Combinations (“ASC 805”).

The following table presents, in accordance with ASC 810, the sum of (i) the fair value of consideration paid, (ii) the fair value of noncontrolling interests, and (iii) the reported amount of previously held interests (amounts in thousands):

(i) Fair value of consideration paid	$—
(ii) Fair value of noncontrolling interests	12,667
(iii) Reported value of previously held interests(1)	—
Sum of (i), (ii), and (iii)	$12,667

(1)	Rafael ownership of 37.5% of the equity interests in RP Finance, accounted for as an equity method investment prior to the RP Finance Consolidation, represents a previously held interest in Cornerstone that is included at its reported amount, or $0.

The following table presents, in accordance with ASC 810, the net amount of the VIE’s identifiable assets and liabilities recognized and measured in accordance with ASC 805 (amounts in thousands):

Assets acquired and liabilities assumed
Investments - Cornerstone common stock	$4,931
Due from Cornerstone - Amended RPF Line of Credit	15,336
Total	$20,267

In accordance with the calculation within ASC 810, a gain of $7.6 million was recognized as an adjustment to Rafael’s additional paid-in capital, due to the related parties involved, upon the RP Finance Consolidation. The acquired RP Finance investment in Cornerstone of $4.9 million, consisting of the fair value of RP Finance’s 3,919,598 shares of post-Reverse Stock Split Cornerstone Common Stock, is eliminated in consolidation, as Cornerstone is a consolidated subsidiary of Rafael with a corresponding decrease of $1.8 million to Rafael’s additional paid-in capital and corresponding decrease of $3.1 million to noncontrolling interests, equivalent to their respective proportionate ownership interest in RP Finance’s shares of Cornerstone Common Stock.

The Company assumed Cornerstone’s liability to RP Finance under the Amended RPF Line of Credit at its fair value in the Cornerstone Acquisition and acquired RP Finance’s receivable from Cornerstone under the Amended RPF Line of Credit at its fair value in the RP Finance Consolidation. These intercompany amounts are eliminated in consolidation. The Company will accrete the fair value of Cornerstone’s liability and RP Finance’s receivable under the Amended RPF Line of Credit to the amount due on May 31, 2028 as interest expense and interest income, respectively, in the consolidated statements of operations and comprehensive loss over the estimated term of the Amended RPF Line of Credit.

The consolidated financial statements include the results of RP Finance subsequent to the closing date. The results of operations of RP Finance were insignificant.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unaudited Pro Forma Financial Information

The following table sets forth the pro forma consolidated results of operations of Rafael, Cornerstone, and RP Finance after giving effect to the Cornerstone Restructuring, the Cornerstone Acquisition, and the RP Finance Consolidation for the three and nine months ended April 30, 2024 and 2023, as if the Cornerstone Restructuring, the Cornerstone Acquisition, and the RP Finance Consolidation had collectively occurred on August 1, 2022. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the Cornerstone Restructuring, the Cornerstone Acquisition, and RP Finance Consolidation had taken place on the date noted above, or of results that may occur in the future.

	Three Months ended April 30,		Nine Months ended April 30,
(unaudited, in thousands, except for share and per share amounts)	2024	2023	2024	2023
Revenue	$337	$71	$472	$211
Loss from operations	(3,390)	(7,139)	(12,133)	(112,213)
Net loss from continuing operations attributable to common stockholders	(4,014)	(360)	(2,220)	(41,976)
Net loss per share from continuing operations attributable to common stockholders	$(0.17)	$(0.02)	$(0.09)	$(1.81)
Weighted average common shares outstanding	23,777,493	23,372,136	23,687,781	23,179,364

The pro forma loss from operations for the nine months ended April 30, 2023 includes the IPR&D expense of $89.9 million, related to the IPR&D asset acquired in the Cornerstone Acquisition with no alternative future use, which is reported in Rafael’s historical financial statements for the three and nine months ended April 30, 2024.

The pro forma net loss from continuing operations attributable to common stockholders for the nine months ended April 30, 2023 includes a gain of $31.3 million on the recovery of receivables from Cornerstone and the recognition of the net loss attributable to noncontrolling interests of Cornerstone of $30.7 million which is reported in Rafael’s historical financial statements for the three and nine months ended April 30, 2024.

NOTE 4 – INVESTMENT IN CORNERSTONE

Cornerstone is a clinical stage, cancer metabolism-based therapeutics company focused on the development and commercialization of therapies that seeks to exploit the metabolic differences between normal cells and cancer cells.

Prior to the Cornerstone Restructuring described in Note 3, Rafael (directly via certain of its subsidiaries, and through an equity method investment in RP Finance) held certain debt and equity investments in Cornerstone which included:

(a) 44.0 million shares of Series D Preferred Stock of Cornerstone held by Pharma Holdings LLC (“Pharma Holdings”), a 90% owned non-operating subsidiary of the Company, and 16.7 million shares of Series D Preferred Stock of Cornerstone held by CS Pharma Holdings LLC (“CS Pharma”), a non-operating subsidiary of the Company (the “Series D Preferred Stock”). Pharma Holdings owns 50% of CS Pharma. Accordingly, the Company holds an effective 45% indirect interest in the assets held by CS Pharma. The Company serves as the managing member of Pharma Holdings, and Pharma Holdings serves as the managing member of CS Pharma, with broad authority to make all key decisions regarding their respective holdings. Any distributions that are made to CS Pharma from Cornerstone that are in turn distributed by CS Pharma, will need to be made pro rata to all members, which would entitle Pharma Holdings to 50% (based on current ownership) of such distributions. Similarly, if Pharma Holdings were to distribute proceeds it receives from CS Pharma, it would do so on a pro rata basis, entitling the Company to 90% (based on current ownership) of such distributions. Due to the Data Events, the Company previously recorded a full impairment of the value of the Series D Preferred Stock included in the Company’s cost method investment in Cornerstone;

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b) a loan of $25 million by the Company to Cornerstone under a Line of Credit Agreement (the “RFL Line of Credit”). Due to the Data Events, the Company previously recorded a full reserve on the $25 million in principal due to the Company, and on the accrued interest, from Cornerstone;

(c) a $2 million promissory note (the “2023 Promissory Note”) from Cornerstone, bearing interest at a rate of seven and one-half percent (7.5%) per annum, held by the Company. The 2023 Promissory Note was secured by a first priority security interest in all of Cornerstone’s right, title and interest in and to all of the tangible and intangible assets purchased by Cornerstone pursuant to the purchase agreement between Cornerstone and Calithera Biosciences, Inc. (“Calithera”), which was a clinical-stage, precision oncology biopharmaceutical company that was developing targeted therapies to redefine treatment for biomarker-specific patient populations, and all proceeds therefrom and all rights to the data related to CB-839 (the “Collateral”). The Company recorded the 2023 Promissory Note at fair value and the security was classified as available-for-sale prior to the Cornerstone Restructuring;

(d) a $720 thousand receivable balance due from Cornerstone, which was fully reserved for by the Company due to the Data Events; and

(e) loans in the aggregate amount of $21.9 million by RP Finance to Cornerstone under a Line of Credit Agreement which provided for a revolving commitment of up to $50 million to fund clinical trials and other capital needs (the “RPF Line of Credit”, see Note 5). The Company owns 37.5% of the equity interests in RP Finance and was required to fund 37.5% of funding requests from Cornerstone under the RPF Line of Credit. RP Finance also holds 261,230 post-Reverse Stock Split shares of Cornerstone Common Stock (“RPF Historical Cornerstone Shares”), issued to RP Finance in connection with entering into the RPF Line of Credit representing 12% of the issued and outstanding shares of Cornerstone Common Stock prior to the Cornerstone Restructuring, with such ownership interest subject to anti-dilution protection as set forth in the RPF Line of Credit agreement. The Company accounted for its investment in RP Finance under the equity method.

Due to the Data Events, on October 28, 2021, the Company recorded a full impairment for the assets recorded related to Rafael’s cost method investment in Cornerstone, the amounts due to Rafael under the RFL Line of Credit, and its investment in RP Finance.

A trust for the benefit of the children of Howard Jonas (Chairman of the Board and Executive Chairman and former Chief Executive Officer of the Company and Member of the Board of Cornerstone) holds a financial instrument (the “Instrument”) that owns 10% of Pharma Holdings. The Instrument holds a contractual right to receive additional shares of Cornerstone capital stock equal to 10% of the fully diluted capital stock of Cornerstone (the “Bonus Shares”) upon the achievement of certain milestones, each of which the Company has determined not to be probable. The additional 10% is based on the fully diluted capital stock of Cornerstone, at the time of issuance. If any of the milestones are met, the Bonus Shares are to be issued without any additional payment.

Prior to the Cornerstone Restructuring described in Note 3, the Company indirectly owned 51% of the issued and outstanding equity in Cornerstone and had certain governance rights, with approximately 8% of the issued and outstanding equity owned by the Company’s subsidiary CS Pharma and 43% owned by the Company’s subsidiary Pharma Holdings.

Prior to the Cornerstone Restructuring, the Company had determined that Cornerstone was a VIE; however, the Company had determined that it was not the primary beneficiary as it did not have the power to direct the activities of Cornerstone that most significantly impact Cornerstone’s economic performance. In addition, the interests held in Cornerstone were Series D Convertible Preferred Stock and did not represent in-substance common stock.

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests. See Note 3 for additional information regarding the Cornerstone Restructuring transaction.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INVESTMENT IN RP FINANCE, LLC

On February 3, 2020, Cornerstone entered into a Line of Credit with RP Finance (“RPF Line of Credit”) which provided a revolving commitment of up to $50,000,000 to fund clinical trials and other capital needs. In connection with entering into the RPF Line of Credit, Cornerstone issued to RP Finance 261,230 shares (post-Reverse Stock Split) of Cornerstone Common Stock representing 12% of the issued and outstanding shares of Cornerstone Common Stock, with such interest subject to anti-dilution protection as set forth in the RPF Line of Credit.

The Company owns 37.5% of the equity interests in RP Finance, an entity associated with members of the family of Howard Jonas owns 37.5% of the equity interests in RP Finance, and the remaining 25% equity interests in RP Finance are owned by other stockholders of Cornerstone.

RP Finance had funded a cumulative total of $21.9 million to Cornerstone under the RPF Line of Credit, of which the Company had funded a cumulative total of $9.375 million in accordance with its 37.5% ownership interests in RP Finance. Due to the Data Events, the amounts funded had been fully reserved.

Prior to the Cornerstone Restructuring and resulting RP Finance Consolidation described in Note 3, the Company had determined that RP Finance was a VIE; however, the Company had determined that it was not the primary beneficiary as the Company did not have the power to direct the activities of RP Finance that most significantly impacted RP Finance’s economic performance and, therefore, was not required to consolidate RP Finance. Therefore, the Company used the equity method of accounting to record its investment in RP Finance.

On March 13, 2024, Cornerstone consummated the Cornerstone Restructuring of its outstanding debt and equity interests. As part of the Cornerstone Restructuring, Cornerstone and RP Finance amended the RPF Line of Credit agreement. See Note 3 for additional information regarding the Cornerstone Restructuring transaction.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As of April 30, 2024, Cornerstone has $686 thousand in principal, and $230 thousand of accrued interest thereon, of Series C Convertible Notes outstanding (the “Series C Convertible Notes”). The Series C Convertible Notes accrue interest at a rate of 3.5% per annum and are due, together with accrued interest, one year (unless amended) from date of issuance and automatically accelerate upon the sale of Cornerstone in its entirety or the sale or license of substantially all of Cornerstone’s assets or intellectual property. The Series C Convertible Notes (including all accrued and unpaid interest thereon) automatically convert into the same class of securities (including stock warrants) sold in Cornerstone’s next equity financing (i) where Cornerstone receives gross proceeds of at least $10,000,000 from Institutional Investors (a “Qualified Financing”), or (ii) from an underwritten initial public offering (“IPO”). The conversion price of the Series C Convertible Notes upon a Qualified Financing shall be the lesser of (i) 90% of the price per share (or unit) at which the securities in the Qualified Financing are sold, or (ii) $1.25 price per share (or unit) (whichever is less) at the holder’s selection of (i) or (ii), and 90% of the share price per share (or unit) at which securities in an IPO are first sold.

The outstanding Series C Convertible Notes are convertible, at the option of the holders in certain equity financings consummated by Cornerstone or into equity securities and warrants to purchase equity securities of Cornerstone.

In the event of a liquidation event of Cornerstone prior to the repayment or conversion of the Series C Convertible Notes, the holders are entitled to receive either (a) an amount equal to the outstanding principal and interest due, or (b) the pro rata per share amount of the proceeds of such liquidation the holders would be entitled to had they exercised their conversion right.

Of the Series C Convertible Notes outstanding as of April 30, 2024:

(a) Series C Convertible Notes with an aggregate principal amount of $614 thousand remain outstanding and were not amended in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes is $208 thousand and is recorded in accrued expenses on the consolidated balance sheet as of April 30, 2024. In the Cornerstone Acquisition, Rafael recorded these Series C Convertible Notes as current liabilities at the value of their aggregate principal amount of $614 thousand, and $205 thousand of accrued interest thereon recorded in accrued expenses on the consolidated balance sheet as of the date of the Cornerstone Acquisition, as these values approximate their fair values. As of April 30, 2024, these Series C Convertible Notes of are currently in default as they are beyond the maturity date; and

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b) Series C Convertible Notes with an aggregate principal amount of $72 thousand were amended in the Cornerstone Restructuring to (i) extend the maturity date thereof to May 31, 2028 and (ii) provide that, on conversion thereof, the converting holder will receive shares of Cornerstone Common Stock. The holders of these amended Series C Convertible Notes that remain outstanding waived such holders’ rights in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes is $22 thousand as of April 30, 2024. In the Cornerstone Acquisition, Rafael recorded these Series C Convertible Notes as noncurrent liabilities at the fair value of their aggregate principal plus accrued interest of $70 thousand. The Company will accrete the fair value of these Series C Convertible Notes to the value of the principal plus accrued interest thereon as of the date of the Cornerstone Acquisition as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of these amended Series C Convertible Notes. The Company recorded less than $1 thousand of accretion as interest expense in the consolidated statements of operations and comprehensive loss for the three and nine months ended April 30, 2024.

During the three and nine months ended April 30, 2024 and 2023, the Company recorded $4 thousand and $0, respectively, of interest expense in relation to the Cornerstone Series C Convertible Notes, to interest expense on the consolidated statements of operations and comprehensive loss.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	April 30, 2024	July 31, 2023
	(unaudited in thousands)
Accrued expenses, current
Accrued payroll expenses	$539	$7
Accrued bonuses	492	403
Accrued professional fees	358	276
Accrued interest	208	—
Other accrued expenses	148	77
Total accrued expenses, current	1,745	763

Creditor payable, noncurrent	2,826	—
Total accrued expenses	$4,571	$763

In the Cornerstone Acquisition, Rafael assumed a forbearance agreement, signed by Cornerstone on June 2, 2023, with a major creditor (the “Creditor”) of Cornerstone to which Cornerstone owed approximately $10.5 million arising from unpaid amounts in connection with work performed and costs incurred by the Creditor under previous work orders. The outstanding balance does not bear interest. As part of Cornerstone’s plan to seek new capitalization, it paid $2.0 million following the execution of a change order on July 21, 2023. Cornerstone also agreed to an additional payment of $2,000,000 upon the issuance of a FDA authorization to market any product of Cornerstone (the “FDA Approval Payment”). In the event Cornerstone completes a capital transaction which results in an aggregate of $100 million in additional capital received after January 1, 2023, Cornerstone agrees to pay an additional $4.0 million to the Creditor within 15 days of such capital transaction (the “Capital Raise Payment”). In exchange for Cornerstone’s agreement to make timely payments of the above-mentioned sums due in the Agreement, and after the payment of the FDA Approval Payment and the Capital Raise Payment, the Creditor will waive approximately $2.5 million of outstanding debt representing all remaining amounts due to the Creditor.

Following the payment of the initial $2.0 million, and pursuant to the terms of the agreement, the Creditor agreed to forbear from exercising any of its rights, remedies or claims in respect to the outstanding balance. The forbearance shall not be deemed to have otherwise waived, released, or adversely affected any of the Creditor’s rights, remedies or claims in respect to the outstanding balance.

As part of the Cornerstone Acquisition, the creditor payable was recognized by the Company as an assumed liability and measured at its fair value of $2.7 million as of the date of the Cornerstone Acquisition. The Company will accrete the fair value of the Creditor Payable to the amount payable of $8.5 million owed to the Creditor as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of the forbearance agreement. The Company recorded $81 thousand of accretion in relation to the creditor payable recorded to interest expense in the consolidated statements of operations and comprehensive loss for both the three and nine months ended April 30, 2024, respectively.

The carrying value of the creditor payable was $2.8 million as of April 30, 2024 and is included in accrued expenses, noncurrent on the consolidated balance sheets.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – CONVERTIBLE NOTE RECEIVABLE

On March 8, 2024, Day Three entered into a convertible note subscription agreement with a third-party company, Steady State LLC. Steady State LLC promises to pay to Day Three $1,000,000, together with interest, on October 16, 2026. The convertible note will accumulate simple interest at the annual rate being the lesser of: (i) the Bank of England base rate (updated on the first business day of each quarter) plus eight (8) percentage points, or (ii) 15% (computed on the basis of 365 days per year). Upon the closing and funding of a bona fide offering of equity securities by Steady State, LLC in an aggregate amount of at least $5,000,000, the convertible note will automatically convert into the number of membership interests equal to the outstanding principal plus accrued and unpaid interest divided by eighty percent (80%) of the price per membership unit in the offering. If a qualifying bona fide offering has not occurred on or before the maturity date, the principal and unpaid accrued interest of the convertible note may be converted, at the option of Day Three, into membership units. The convertible note receivable is classified as available-for-sale and recorded at fair value - see Note 14.

NOTE 9 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

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

As of April 30, 2024, the Company held 95% of the issued and outstanding ordinary shares of LipoMedix and has consolidated this investment from the second quarter of fiscal 2018.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – INVESTMENT IN DAY THREE LABS INC.

Initial investment in Day Three

On April 7, 2023, the Company entered into a Common Stock Purchase Agreement (the “Day Three Purchase Agreement”) with Day Three. Day Three is a company which reimagines existing cannabis offerings with pharmaceutical-grade technology and innovation like Unlokt™ to bring to market better, cleaner, more precise and predictable products. Pursuant to the Day Three Purchase Agreement, the Company purchased 4,302 shares of common stock, post DTL Reverse Stock Split (as defined below), representing 38% of the outstanding shares of common stock of Day Three (33.333% on a fully diluted basis), for a purchase price of $3.0 million. The Company also received a warrant exercisable for 7,529 shares of common stock, post DTL Reverse Stock Split, at an aggregate purchase price of $3.0 million, which expires five years from the date of issuance or earlier based on the occurrence of certain events as defined in the Day Three Purchase Agreement (the “Day Three Warrant”).

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

Day Three’s fiscal year ends on December 31 and as a result, the Company recognizes its share of Day Three’s earnings/loss on a one-month lag. For the three and nine months ended April 30, 2024, the Company recognized approximately $0 and $422 thousand of equity in loss of Day Three, based on its proportionate share of Day Three’s results through January 2, 2024, the effective date of the Day Three Acquisition, as discussed below. The assets and operations of Day Three are not significant to the Company’s assets or operations.

Acquisition of Day Three

In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders to purchase an aggregate of 13,771 shares of common stock, post DTL Reverse Stock Split, of Day Three, acquiring a controlling interest of Day Three (the “Day Three Acquisition”). As a result of the Day Three Acquisition, the Company holds an aggregate 79% of the issued and outstanding shares of common stock of Day Three. Day Three has options and warrants outstanding that, when exercised, could dilute the Company’s ownership interest in Day Three. In connection with the Day Three Acquisition, the Day Three Warrant was terminated. The acquisition date was determined to be January 2, 2024, which is the date that Rafael obtained a controlling interest of the common stock of Day Three. The Day Three Acquisition is being accounted for as a business combination in accordance with ASC 805.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the purchase consideration transferred in the Day Three Acquisition as defined in ASC 805:

(in thousands)	Purchase Consideration
Cash consideration	$200
Accrued consideration	200
Exchange of Day Three Promissory Notes for Common Stock	2,000
Fair value of previously held interests(1)	742
Total purchase consideration	$3,142

(1)	The Company remeasured its previously held equity interest in Day Three immediately before the Day Three Acquisition, previously accounted for under the equity method of accounting, to its fair value (determined using the implied enterprise value based on the purchase price multiplied by the ratio of the number of shares previously held to total shares, as of the acquisition date) and recognized a loss of $1.6 million recorded on the statements of operations and comprehensive loss as a Loss on initial investment in Day Three upon acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the Day Three Acquisition as of the acquisition date:

(in thousands)	January 2, 2024
Cash and cash equivalents	$1,499
Accounts receivable	63
Prepaid expenses and other current assets	77
Property and equipment, net	408
Goodwill	3,571
Identifiable intangible assets	2,180
Accounts payable	(362)
Accrued expenses	(98)
Installment note payable	(2,500)
Deferred tax liability	(545)
Total fair value of net assets acquired	4,293
Less: noncontrolling interest	(1,151)
Net assets acquired attributable to Rafael	$3,142

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

Included in the acquired liabilities assumed in the Day Three Acquisition is a non-interest bearing installment note payable of $2.5 million. The installment note was recognized by Day Three in relation to a 2021 asset purchase agreement for certain patents. The assumed installment note payable had a balance of $800 thousand due January 2024 (which was paid) and the remaining $1.7 million due in November 2024. At April 30, 2024, the installment note payable has a remaining balance due of $1.7 million which is included in Installment note payable on the consolidated balance sheets.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill of $3.6 million arising from the Day Three Acquisition was included in the Infusion Technology segment as of April 30, 2024 and was attributable to potential synergies and an assembled workforce. The calculated goodwill is not deductible for tax purposes.

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

On January 23, 2024, Day Three entered into an asset purchase agreement for the sale of certain patents for $280 thousand. At April 30, 2024, Day Three had received $190 thousand of the sales price, and the remaining $90 is included in Prepaid expenses and other current assets on the consolidated balance sheet.

On March 20, 2024, Day Three amended and restated its certificate of incorporation, to, among other things, effect a reverse split of all of Day Three’s common stock on a one-for-one thousand basis (the “DTL Reverse Stock Split”).

NOTE 11 – INVESTMENT IN CYCLO THERAPEUTICS, INC.

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

On August 1, 2023, pursuant to a Securities Purchase Agreement (the “Cyclo II SPA”) dated June 1, 2023, the Company purchased an additional 4,000,000 shares of common stock (the “Cyclo II Shares”), and received a warrant to purchase an additional 4,000,000 Shares (the “Cyclo II Warrant”), for an aggregate purchase price of $5,000,000. The Cyclo II Warrant has an exercise price of $1.25 per share and is exercisable until August 1, 2030. The August 1, 2023 investment increased the Company’s percentage ownership of Cyclo common stock to approximately 34% at the time of investment. As of the date of this filing, the Company has not exercised the Cyclo II Warrant.

On October 20, 2023, the Company exercised the May Warrant to purchase 2,514,970 common shares at an exercise price of $0.71 per share, pursuant to a Securities Purchase Agreement dated October 20, 2023, and received a new warrant (the “Replacement Warrant”) to purchase 2,766,467 common shares at an exercise price of $0.95 per share. The Replacement Warrant is exercisable until October 20, 2027. As of the date of this report, the Company had not exercised the Replacement Warrant. Both the Cyclo II Warrant and Replacement Warrant (collectively, the “Cyclo Warrants”) are subject to the restriction that exercise(s) do not convey more than 49% ownership to the Company (the “Cyclo Blocker”). Upon exercise of the May Warrant, the Company recognized a realized gain of $424 thousand. The October 20, 2023 investment increased the Company’s percentage ownership of Cyclo common stock to approximately 40% at the time of investment.

William Conkling, Rafael’s CEO, serves on Cyclo’s Board of Directors.

The Company has determined that Cyclo is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cyclo that most significantly impact Cyclo’s economic performance and, therefore, is not required to consolidate Cyclo. The Company has elected to account for its investment in Cyclo under the fair value option, with subsequent changes in fair value recognized as unrealized gain (loss) in the consolidated statements of operations and comprehensive loss. During the three and nine months ended April 30, 2024, the Company recognized unrealized (loss) gain of $(4.4) million and $3.2 million, respectively, related to its investment in Cyclo.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized Fair Value Method Investment Details

	April 30, 2024
	Ownership %	Aggregate Fair Value (in thousands)
Cyclo	32%	$15,172

The 32% ownership percentage as of April 30, 2024 is comprised of the shares of common stock owned by the Company and does not include the Cyclo II Warrant or the Replacement Warrant due to the Cyclo Blocker. The total aggregate fair value of the Cyclo investment of $15,171,714 as of April 30, 2024 is comprised of common shares with an aggregate fair value of $13,183,712 and Cyclo Warrants with an aggregate fair value of $1,988,002. The total aggregate fair value of the Cyclo investment of $4,763,102 as of July 31, 2023 is comprised of common shares with an aggregate fair value of $3,898,204 and the May Warrants with an aggregate fair value of $864,898, see Note 14.

NOTE 12 – INVESTMENTS IN MARKETABLE SECURITIES

The Company has classified its investments in corporate bonds, U.S. agency bonds, and U.S. treasury bills as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive loss in stockholders’ equity until realized. Investment transactions are recorded on their trade date. Gains and losses on marketable security transactions are reported on the specific-identification method. Interest income is accrued daily and adjusted for amortization of premiums and accretion of discounts on the corporate bonds, U.S. agency bonds, and U.S. treasury bills.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities as of April 30, 2024 and July 31, 2023 are as follows:

April 30, 2024	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
U.S. Treasury Bills	$5,911	$—	$(3)	$5,908
U.S. Agency bonds	750	—	(1)	749
Corporate bonds	58,370	3	(90)	58,284
Total available-for-sale securities	$65,031	$3	$(94)	$64,941

July 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
U.S. Treasury Bills	$11,222	$53	$—	$11,275
Corporate bonds	46,766	4,333	(4,660)	46,439
Total available-for-sale securities	$57,988	$4,386	$(4,660)	$57,714

During the three and nine months ended April 30, 2024, the Company reclassified approximately $945 thousand and $1.5 million, respectively, of unrealized gains out of accumulated other comprehensive loss related to the sale of available-for-sale securities into realized gain on available-for-sale securities. During the three and nine months ended April 30, 2023, the Company reclassified approximately $0 and $154 thousand, respectively, of unrealized gains out of accumulated other comprehensive loss related to the sale of available-for-sale securities into realized gain on available-for-sale securities.

Corporate bonds, U.S. agency bonds, and U.S. Treasury Bills held as of April 30, 2024 were all due within one year.

Marketable securities in an unrealized loss position as of April 30, 2024 and July 31, 2023 were not deemed impaired at acquisition. Effective August 1, 2023, the Company evaluates subsequent unrealized losses to determine whether the decline in fair value has resulted from credit losses or other factors. No such credit losses have been identified during the three and nine months ended April 30, 2024.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – DISCONTINUED OPERATIONS

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

The 520 Property was encumbered by a mortgage securing a $15 million note payable which was paid off in this transaction. See Note 20 for further information on the note payable. After repaying the note payable, commissions, taxes, and other related costs, the Company received a net cash amount of approximately $33 million at closing.

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

Nine Months Ended April 30,
2023
Revenue from discontinued operations:
Rental – third party	$68
Rental – related party	115
Parking	66
Total revenue from discontinued operations	249

Costs and expenses from discontinued operations:
General and administrative	403
Depreciation and amortization	—
Loss from discontinued operations	(154)
Interest expense	(87)
Loss from discontinued operations	(241)
Gain on disposal of discontinued operations	6,784
Income from discontinued operations	$6,543

The gain on disposal of discontinued operations of approximately $6.8 million was derived from the gross proceeds of approximately $49.4 million from the sale of the 520 Property, less the carrying value of the 520 Property of approximately $40.2 million, net of approximately $1.2 million in transaction costs and the write off of approximately $1.2 million of deferred rental income.

NOTE 14 – FAIR VALUE MEASUREMENTS

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

The Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of April 30, 2024 and July 31, 2023 are as follows:

	April 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Available-for-sale securities - Corporate and U.S. Agency Bonds	$—	$59,033	$—	$59,033
Available-for-sale securities - U.S. Treasury Bills	5,908	—	—	5,908
Investment in Cyclo Therapeutics Inc. - Common Stock	13,184	—	—	13,184
Investment in Cyclo Therapeutics Inc. - Warrants	—	—	1,988	1,988
Hedge funds	—	—	2,366	2,366
Convertible note receivable	—	—	1,053	1,053
Total	$19,092	$59,033	$5,407	$83,532

	July 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Available-for-sale securities - Corporate Bonds	$—	$46,439	$—	$46,439
Available-for-sale securities - U.S. Treasury Bills	11,275	—	—	11,275
Investment in equity securities	294	—	—	294
Investment in Cyclo Therapeutics Inc. - Common Stock	3,898	—	—	3,898
Investment in Cyclo Therapeutics Inc. - Warrants	865	—	—	865
Hedge funds	—	—	4,984	4,984
Convertible note receivable, related party	—	—	1,921	1,921
Total	$16,332	$46,439	$6,905	$69,676

As of April 30, 2024 and July 31, 2023, the Company did not have any liabilities measured at fair value on a recurring basis.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Balance, beginning of period	$6,794	$5,015	$6,905	$4,764
Withdrawal from Hedge Fund Investments	—	—	(2,500)	—
Unrealized loss on Hedge Fund	(3)	(131)	(118)	120
Investment in Cyclo Warrants	—	—	1,338	—
Unrealized gain (loss) on Cyclo Warrants	(513)	—	650	—
Funding of convertible note receivable, related party	—	2,000	—	2,000
Unrealized gain on convertible note receivable, related party	739	—	742	—
Realized gain on convertible note receivable, related party released from accumulated other comprehensive income	(663)	—	(663)	—
Conversion of convertible note receivable, related party	(2,000)	—	(2,000)	—
Funding of new convertible note receivable	1,000	—	1,000	—
Unrealized gain on convertible note receivable	53	—	53	—
Total loss included in other comprehensive income (loss)	—	(102)	—	(102)
Balance, end of period	$5,407	$6,782	$5,407	$6,782

Hedge funds classified as Level 3 include investments and securities which may not be based on readily observable data inputs. The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. Therefore, these assets are classified as Level 3. During the nine months ended April 30, 2024, the Company requested a withdrawal from Hedge Fund Investments of $2.5 million. The withdrawal was funded during the three months ended January 31, 2024.

Available-for-sale securities classified as Level 3 include a convertible note receivable, related party (see Note 8) which may not be based on readily observable data inputs. The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security. The fair value of this asset is estimated using a scenario-based analysis based on the probability-weighted present value of future investments returns, considering each of the possible outcomes available to us, including cash repayment, equity conversion, and collateral transfer scenarios. Estimating the fair value of the convertible note requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Therefore, this asset is classified as Level 3.

The Company recognizes the fair value of the Cyclo Warrants utilizing a Black-Scholes option pricing valuation model (“Black-Scholes model”) at acquisition and each reporting date. The application of the Black-Scholes model utilizes significant assumptions, including expected volatility, expected life and risk-free interest rate. In order to determine the volatility, we measured expected volatility based on several inputs, including considering a peer group of publicly traded companies and the implied volatility of Cyclo’s publicly-traded warrants. As a result of the unobservable inputs that were used to determine the expected volatility of the Cyclo Warrants, the fair value measurement of these warrants reflected a Level 3 measurement within the fair value measurement hierarchy. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The expected volatility is a key assumption or input to the valuation of the Cyclo Warrants, however changes in the expected volatility assumption will have less of an effect on the Black-Scholes model valuation as the Cyclo Warrants approach their expiration. Both of the Cyclo Warrants are subject to limits on exercise and any sales of the underlying shares of common stock would be subject to volume restrictions for which a discount to the stock price of Cyclo was applied. The Black-Scholes model further incorporated a discount for the overall lack of marketability for the Cyclo Warrants.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below are the unobservable inputs to the Cyclo Warrants which reflect a Level 3 measurement within the fair value measurement hierarchy as of April 30, 2024:

Unobservable Input	Range	Weighted Average
Price Per Share [1]	$0.8 - $0.88	$0.83
Exercise Price	$0.95 - $1.25	$1.12
Expected Volatility	105% - 106%	105.6%
Risk - Free Rate [2]	4.7% - 4.8%	4.74%
Marketability Discount	55.0%	55.0%
Remaining Term (Years)	3.5 - 6.3	5.1
Fair Value per Warrant [3]	$0.29 - $0.30	$0.29

[1]	Closing price of Cyclo’s common shares adjusted to reflect regulatory resale restrictions which ranged from 40.0% to 50.0%
[2]	US Treasury rate for a period commensurate with the Remaining Term.
[3]	Concluded fair value per warrant as of April 30, 2024

The Company holds $0 and $65 thousand as of April 30, 2024 and July 31, 2023, respectively, in investments in securities in another entity that are not liquid, which were included in Investments - Other Pharmaceuticals in the accompanying consolidated balance sheets. The investment was liquidated during the nine months ended April 30, 2024. The investment was accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative as defined within the guidance.

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

NOTE 15 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	April 30, 2024	July 31, 2023
	(in thousands)
Accounts receivable - third party	$384	$247
Accounts receivable - related party	304	211
Less allowance for doubtful accounts	(245)	(245)
Accounts receivable, net	$443	$213

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30, 2024	July 31, 2023
	(in thousands)
Building and improvements	$2,505	$2,505
Machinery and equipment	543	—
Other	79	68
	3,127	2,573
Less accumulated depreciation and amortization	(971)	(878)
Total	$2,156	$1,695

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense and amortization pertaining to property and equipment was approximately $27 thousand and $19 thousand for the three months ended April 30, 2024 and 2023, respectively. Depreciation expense and amortization pertaining to property and equipment was approximately $94 thousand and $60 thousand for the nine months ended April 30, 2024 and 2023, respectively.

NOTE 17 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of goodwill by reportable segment for the nine months ended April 30, 2024:

	Healthcare	Real Estate	Infusion Technology	Consolidated
	(in thousands)
Balance as of July 31, 2023	$—	$—	$—	$—
Day Three Acquisition	—	—	3,571	3,571
Balance as of April 30, 2024	$—	$—	$3,571	$3,571

Intangible assets

The following is a summary of intangible assets at April 30, 2024:

	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intellectual Property	15	$1,863	(55)	$1,809
Non-compete Agreements	2	50	(8)	42
Total Intangible Assets		$1,913	(63)	$1,851

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense for the next five years and thereafter for intangible assets is estimated to be as follows for years ending:

Year Ending July 31,	(in thousands)
Remainder of 2024	$49
2025	148
2026	132
2027	123
2028	123
Thereafter	1,276
Total	$1,851

Amortization of intangible assets totaled $51 thousand and $63 thousand for the three and nine months ended April 30, 2024, respectively, and is included in depreciation and amortization expense within the consolidated statements of operations and comprehensive loss.

NOTE 18 – LOSS PER SHARE

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

The following table summarizes the Company’s potentially dilutive securities which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Shares issuable upon exercise of stock options	638,409	389,142	638,409	389,142
Shares issuable upon vesting of restricted stock	686,560	921,318	686,560	921,318
	1,324,969	1,310,460	1,324,969	1,310,460

The diluted loss per share computation equals basic loss per share for the three and nine months ended April 30, 2024 and 2023 because the Company had a net loss from continuing operations in all such periods and the impact of the assumed vesting of restricted shares and exercise of stock options would have been anti-dilutive.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the basic and diluted loss per share calculations (in thousands, except for share and per share amounts):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(62,293)	$(1,490)	$(60,149)	$(9,949)
Net loss attributable to noncontrolling interests	(29,942)	(53)	(30,207)	(311)
Numerator for net loss from continuing operations	(32,351)	(1,437)	(29,942)	(9,638)

Numerator for discontinued operations	—	—	—	6,543
Net loss attributable to Rafael Holdings, Inc.	$(32,351)	$(1,437)	$(29,942)	$(3,095)

Denominator:
Weighted average basic and diluted shares outstanding	23,777,493	23,372,136	23,687,781	23,179,364

Income (loss) per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(1.36)	$(0.06)	$(1.26)	$(0.42)
Discontinued operations	—	—	—	0.28
Total basic and diluted loss per share	$(1.36)	$(0.06)	$(1.26)	$(0.14)

NOTE 19 – NOTE PAYABLE, HELD-FOR-SALE

On July 9, 2021, the Company, as guarantor, Rafael Holdings Realty, Inc., a wholly-owned subsidiary of the Company (“Realty”), as pledgor, and Broad-Atlantic, a wholly-owned subsidiary of Realty (the “Borrower,” and together with the Company and Realty, the “Borrower Parties”), as borrower, entered into a loan agreement (the “Loan Agreement”) with 520 Broad Street LLC, a third-party lender (the “Lender”). The Loan Agreement provided for a loan in the amount of $15 million (the “Note Payable”) from Lender to Borrower secured by (i) a first mortgage on 520 Broad Street, Newark, New Jersey 07102, and (ii) a first priority security interest in the equity of the Borrower as set forth in the Pledge and Security Agreement between Realty and Lender.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the sale of the 520 Property, on August 22, 2022, the Company paid off the outstanding principal balance of $15 million and accrued interest of approximately $87,000 on the Note Payable. See Note 13 for further details on the subsequent sale of the 520 Property.

Interest expense under the Note Payable, which is recognized in loss on discontinued operations, amounted to $0 and $87 thousand for the three and nine months ended April 30, 2023, respectively.

NOTE 20 – RELATED PARTY TRANSACTIONS

IDT Corporation

IDT Corporation (“IDT”), a related party through common ownership and some common members of management, has historically maintained a due to/from balance that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT as the relevant persons were also providing services to IDT. IDT billed the Company approximately $80 thousand and $20 thousand for services during the three months ended April 30, 2024 and 2023, respectively. IDT billed the Company approximately $227 thousand and $88 thousand for services during the nine months ended April 30, 2024 and 2023, respectively, of which $80 thousand and $0, respectively, is included in due to related parties at April 30, 2024 and 2023, respectively.

IDT leased, prior to the Company’s sale of the 520 Property, approximately 80,000 square feet of office space plus parking at the 520 Property and currently leases approximately 3,600 square feet of office space in Jerusalem, Israel. The Company invoiced IDT approximately $27 thousand for each of the three months ended April 30, 2024 and 2023. The Company invoiced IDT approximately $81 thousand and $156 thousand for the nine months ended April 30, 2024 and 2023, respectively. As of April 30, 2024 and 2023, IDT owed the Company approximately $303 thousand and $156 thousand, respectively, for office rent and parking.

Genie Energy Ltd.

Genie Energy Ltd. (“Genie”), a related party through common ownership and some common members of management, leased office space at 520 Broad Street prior to the Company’s sale of the 520 Property. The Company invoiced Genie approximately $19 thousand which is included in discontinued operations during the nine months ended April 30, 2023.

Related Party Rental Income

The Company leased space to related parties (including IDT – see above) which represented approximately 8% and 43% of the Company’s total revenue for the three months ended April 30, 2024 and 2023, respectively. The Company leased space to related parties (including IDT Corporation – see above) which represented approximately 17% and 43% of the Company’s total revenue for the nine months ended April 30, 2024 and 2023, respectively. The portion of related party rental income pertaining to the 520 Property has been classified in discontinued operations on the consolidated statements of operations and comprehensive loss for the nine months ended April 30, 2023.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 31, 2023, eight trusts, each for the benefit of a child of Howard S. Jonas, the Company’s Executive Chairman and Chairman of the Board, with independent trustees, transferred an aggregate of 787,163 shares of Class A common stock of the Company (representing all of the issued and outstanding shares of the Class A common stock of the Company, and 51.3% of the aggregate voting power of all issued and outstanding shares of capital stock of the Company) to a limited partnership. Howard Jonas is the sole manager of the sole general partner of the limited partnership and, therefore, has sole voting and dispositive power over the shares of Class A common stock held by the limited partnership. Following the transfer, Mr. Jonas will be the controlling stockholder of the Company and the Company is a controlled company as defined in Section 303A of the New York Stock Exchange Listed Company Manual.

NOTE 21 – INCOME TAXES

During the three months ended April 30, 2024 and 2023, the Company recognized an income tax benefit of $2.6 million and $269 thousand, respectively. During the nine months ended April 30, 2024 and 2023, the Company recognized an income tax benefit of $2.6 million and $259 thousand, respectively. The change in income tax benefit in relation to the income (loss) before income tax during the three and nine months ended April 30, 2024 compared to the three and nine months ended April 30, 2023 was primarily due to differences in the amount of taxable income (loss) in the various taxing jurisdictions and the associated valuation allowances, and the sale of net operating loss carryforwards discussed below.

The Company recognized a deferred tax liability of $545 thousand on the difference between book basis and tax basis related to the Day Three Acquisition. As of April 30, 2024 and July 31, 2023, the Company recorded valuation allowances for the remaining net deferred tax asset balances.

In accordance with the State of New Jersey’s Technology Business Tax Certificate Transfer Program, which allowed certain high technology and biotechnology companies to sell unused net operating loss carryforwards (“NOLs”) to other New Jersey-based corporate taxpayers based in New Jersey, the Company received approximately $2.6 million for the sale of the Company’s prior period NOLs totaling $31.6 million in the third quarter of fiscal 2024 which was recorded in the benefit from income taxes in the consolidated statements of operations and comprehensive loss for the three and nine months ended April 30, 2024.

NOTE 22 – BUSINESS SEGMENT INFORMATION

The Company conducts business as three operating segments, Healthcare, Infusion Technology and Real Estate. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s Chief Executive Officer who is the chief operating decision-maker. Following the Day Three Acquisition, the chief operating decision-maker began reviewing the operating results of Day Three and in accordance with the Company’s accounting policy, the Company concluded this resulted in a new operating segment, which the Company refers to as Infusion Technology.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Healthcare segment based primarily on research and development efforts and results of clinical trials and the Infusion Technology and Real Estate segments based primarily on results of operations.

The Healthcare segment is comprised of a majority equity interest in LipoMedix, Barer, Cornerstone and Rafael Medical Devices. To date, the Healthcare segment has not generated any revenues.

The Real Estate segment consists of the Company’s real estate holdings, which is currently comprised of a portion of a commercial building in Israel. The revenues, and (loss) income from operations of the 520 Property have been excluded from the Real Estate segment in the figures below due to its classification of held-for-sale and discontinued operations.

The Infusion Technology segment is comprised of a majority equity interest in Day Three. Revenues associated with the Infusion Technology segment include infusion technology revenue derived from Day Three’s Unlokt technology.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating results for the business segments of the Company are as follows:

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Three Months Ended April 30, 2024
Revenues	$—	$262	$74	$336
Loss from operations	(92,782)	(362)	(17)	(93,161)

Three Months Ended April 30, 2023
Revenues	$—	$—	$71	$71
(Loss) income from operations	(3,049)	—	18	(3,031)

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Nine Months Ended April 30, 2024
Revenues	$—	$262	$210	$472
(Loss) income from operations	(98,476)	(362)	56	(98,782)

Nine Months Ended April 30, 2023
Revenues	$—	$—	$211	$211
(Loss) income from operations	(12,494)	—	62	(12,432)

Total assets by segment are not provided to or reviewed by the CODM.

Geographic Information

Real Estate Segment

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-U.S. customers as a percentage of total revenues, which are inclusive of revenue from discontinued operations, were as follows (revenues by country are determined based on the location of the related facility):

Three Months Ended April 30,	2024	2023
Revenue from tenants located in Israel	100%	100%

Nine Months Ended April 30,	2024	2023
Revenue from tenants located in Israel	100%	46%

Net property, plant, and equipment and total assets held outside of the United States, which are located in Israel, were as follows:

(in thousands)	United States	Israel	Total
April 30, 2024
Property, plant, and equipment, net	$806	$1,350	$2,156
Total assets	97,966	3,657	101,623

July 31, 2023
Property, plant, and equipment, net	$293	$1,402	$1,695
Total assets	95,244	3,585	98,829

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 23 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may from time to time be subject to legal proceedings that may arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

License Agreements

Cornerstone is a party to two license agreements in connection with certain technology being used for products under development and is required to make certain annual maintenance payments. In addition, royalty payments, calculated on a low single digit percentage of net sales, as defined in the respective agreements, will be required upon the commercialization of licensed technology. Sublicensing fees are calculated and due based upon a percentage of gross sublicense fees. Cornerstone expenses license obligation payments to research and development on the statement of operations.

One worldwide license agreement requires Cornerstone to reimburse the other party for costs associated with filing and defending various patents worldwide. Payment obligations under this license agreement remain in effect until the last underlying patents granted under the license agreement expire in their respective countries. The last patent expired in 2019. License maintenance fees are currently $20,000 per year and continue for the term of the agreement, which expires in 2026. The license maintenance fees are replaced by minimum royalties of $10,000 during the first year following governmental approval to market products and escalate to $1,000,000 during the term of the agreement. Cornerstone is also responsible to pay fees on any sub-licensing of the licensed patents. Cornerstone may credit each annual license maintenance fee in full against all royalties and sublicensing fees due during the same calendar year. Cornerstone may terminate the license agreement upon 90 days’ notice. Either party may terminate the license agreement if the other party commits any material breach of any covenant or promise and does not cure such breach within 30 days of the receipt of written notice of such material breach. In May 2017, Cornerstone renegotiated the agreement referred to as the “second license.” In exchange for a waiver of certain product development milestones, Cornerstone modified the agreement to pay a low single digit percentage royalty for a duration of five years on Net Sales of product sold after the expiration of the licensed patent and potentially up to eight years. As of April 30, 2024, there are no products being marketed which are covered by the patents under the license agreement.

The remaining minimum payments required under the license agreement, assuming the agreements are not terminated by Cornerstone, excluding any escalation for receiving government marketing approval subsequent to July 31, 2018, are $20,000 per year. The agreement may continue until January 1, 2029 (if not earlier terminated).

Cornerstone’s second license continues until the termination of the later of the last to expire patent or royalty obligation under the agreement on a country-by-country basis (currently, or as otherwise provided in the license agreement). Fifty percent of the maintenance fee payments, up to $1.1 million, may be credited against the potential future royalty payments, calculated on a single digit percentage of net sales, as defined, that Cornerstone would have to make to the license holder should royalties be paid. The agreement may be terminated on 15 days’ written notice after default by the other party if said default is not cured within 30 days of receipt of notice by the defaulting party. In addition, Cornerstone may terminate the agreement on 15 days’ written notice to the license holder. Royalties are due based on Gross Sales, as defined, for products sold relating to patented and unpatented technology, and shall terminate on the 15th anniversary of the first commercial sale of the product in the corresponding country or territory. Sublicense payments are due in connection with any sublicense fees received relating to patented and non-patented products related to the patented technology and proprietary know-how, as provided in the agreement. As of April 30, 2024, there were no products being marketed which are covered by the patents under the license agreement. There were no additional annual license maintenance fees required beyond 2010.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As part of a royalty agreement, Cornerstone is obligated to pay royalties, based upon percentage (low single digit) of net sales, to Altira Capital and Consulting LLC (“Altira”), a consolidated subsidiary which the Company has a 67% ownership interest in. The royalty obligations remain in effect, on a country-by-country basis, until the last to expire patent claims associated with such products and services expire or are no longer in force. No payments have been made in connection with a royalty pool. As of April 30, 2024, the last to expire patent claim is to remain in force until fiscal 2034.

NOTE 24 – EQUITY

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

During the nine months ended April 30, 2024, the Company repurchased 101,487 of its Class B common stock for a total cost of $168 thousand under the 2023 Share Repurchase Program.

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

On August 19, 2021, the Company entered into a Securities Purchase Agreement (the “Institutional Purchase Agreement”) with certain third-party institutional investors (the “Institutional Investors”) and a Securities Purchase Agreement with I9Plus, LLC, (the “Jonas Purchase Agreement”), an entity affiliated with Howard S. Jonas, the Chairman of the Board of Directors of the Company. On August 24, 2021, the Company issued 2,833,425 shares of Class B common stock (the “Institutional Shares”), par value $0.01 per share, to the Institutional Investors, at a purchase price equal to $35.00 per share, for aggregate gross proceeds of approximately $99.2 million, before deducting placement agent fees and other offering expenses. Additionally, pursuant to the Jonas Purchase Agreement, the Company issued 112,501 shares of Class B common stock to I9Plus, LLC, at a purchase price equal to $44.42 per share, which was equal to the closing price of a share of the Class B common stock on the New York Stock Exchange on August 19, 2021 (the “Jonas Offering”). The Jonas Offering resulted in additional aggregate gross proceeds of approximately $5.0 million. The total net proceeds from the issuance of shares were $98.0 million after deducting transaction costs of $6.2 million.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2018, the Company established its 2018 Equity Incentive Plan. On January 19, 2022, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan and, following January 19, 2022, no new grants are to be awarded under the 2018 Equity Incentive Plan. Existing grants under the 2018 Equity Incentive Plan will not be impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants, and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. On January 19, 2022, the Company filed a Registration Statement on Form S-8 registering 1,919,025 shares Class B common stock reserved for issuance under the 2021 Plan. On November 28, 2022, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 696,770, which the stockholders approved on January 23, 2023. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 2,615,795 shares. As of April 30, 2024, there were 331,002 shares still available for issuance under the 2021 Plan.

On July 6, 2022, pursuant to the I9 SPA dated June 22, 2022 with I9 Plus, LLC, an entity affiliated with members of the family of Howard Jonas, the Company sold 3,225,806 shares of the Company’s Class B common stock to I9 Plus, LLC at a price per share of $1.86 and an aggregate sale price of $6 million.

Employment Agreement

On June 13, 2022, the Company entered into an employment agreement with Howard S. Jonas (who serves as the Chairman of the Board and Executive Chairman of the Company) (the “Employment Agreement”), which provides, among other things: (i) a term of five years (subject to extension unless either party elects not to renew); (ii) an annual base salary of $260,000, of which $250,000 is payable through the issuance of restricted shares of the Company’s Class B common stock with the value of the shares based upon the volume weighted closing price of the Class B Stock on the NYSE on the thirty days ending with the NYSE trading day immediately preceding the issuance to be issued within thirty days of the date of the Employment Agreement (the “Start Date”) and each annual anniversary, and such shares vesting, contingent on Mr. Jonas’ remaining in continuous service to the Company, in substantially equal amounts on the three, six, nine and twelve month anniversaries of the Start Date or annual anniversary; and (iii) a grant of restricted shares of Class B common stock with a value of $600,000, issuable within 30 days with the value of the shares based upon the volume weighted closing price of the Class B common stock on the NYSE on the thirty days ending with the NYSE trading day immediately preceding the issuance and such shares, and vesting, contingent on Mr. Jonas remaining in continuous service to the Company, in substantially equal amounts on the first and second annual anniversaries of the Start Date. On July 12, 2022, the Employment Agreement was amended to provide an annual base salary of $290,000, of which $250,000 is payable through the issuance of Class B common stock in accordance with the terms defined above.

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2023	388,409	$14.51	8.71	$—
Granted	250,000	1.84	9.75	—
Outstanding at April 30, 2024	638,409	$9.55	8.65	$—
Exercisable at April 30, 2024	114,602	$13.13	7.86	$—

The weighted average grant date fair value per unit for the option grants during the nine months ended April 30, 2024 was $1.34. At April 30, 2024, there were unrecognized compensation costs related to non-vested stock options of $1.5 million, which are expected to be recognized over the next 2.4 years.

The value of option grants is calculated using the Black-Scholes model with the following assumptions for options granted during the nine months ended April 30, 2024:

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

In connection with the conversion of Rafael Medical Devices from a Delaware corporation to a Delaware limited liability company, Rafael Medical Devices adopted the Rafael Medical Devices, LLC 2023 Equity Incentive Plan (the “RMD 2023 Plan”) in August 2023. The RMD 2023 Plan allows for issuance of up to 46,125 Class A Units (the “Units”). There were 2,247 Units available for issuance under the RMD 2023 Plan as of April 30, 2024.

Rafael Medical Devices, LLC records compensation expense for stock-based awards based upon an assessment of the grant date fair value for options using the Black-Scholes model. The expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company specific historical and implied volatility data, the estimate of expected volatility is primarily based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, characteristics from comparable companies are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the share-based awards. The risk-free interest rate is determined by reference to the U.S. Treasury Constant Maturity Treasury rates with remaining maturities similar to the expected term of the options. Expected dividend yield is zero as Rafael Medical Devices, LLC has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

The following table summarizes assumptions used to compute the fair value of Units granted under the RMD 2023 Plan during the nine months ended April 30, 2024:

Risk-free interest rate	4.24-4.54%
Expected term (in years)	5-6.25
Expected volatility	113%
Expected dividend yield	—%

A summary of option activity for Rafael Medical Devices, LLC is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2023	5,266	$3.82	9.71	$—
Granted	43,878	10.00	9.26	—
Cancelled / Forfeited	(5,266)	3.82	—	—
Outstanding at April 30, 2024	43,878	$10.00	9.26	$—
Exercisable at April 30, 2024	11,886	$10.00	9.26	$—

The weighted average grant date fair value per unit for the RMD option grants during the nine months ended April 30, 2024 was $8.50. At April 30, 2024, the total unrecognized compensation related to stock option awards granted was $228 thousand, which the Company expects to recognize over a weighted average period of approximately 3.3 years.

Cornerstone Stock Options

Cornerstone has outstanding stock options and non-qualified options purchase Cornerstone’s common stock which were granted under Cornerstone’s 2009 and 2018 Stock Incentive Plans (the “Plans”), as well as additional options issued during a prior capital raise.

At April 30, 2024, there were 1,004,341 options outstanding granted under the Plans that are vested with a weighted average exercise price of $24.17 per share and a weighted average remaining contractual term of 4.4 years. The fair value of outstanding options granted under the Plans assumed during the Cornerstone Acquisition were determined to be de minimis.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with Cornerstone’s 2003 common stock offerings, Cornerstone entered into an option agreement with an individual in connection with identifying investors. The option agreement grants the right to purchase an option (a “Purchase Option”) to purchase 472,000 Class A Options (“Class A Options”), which allows the purchase of 0.25 shares of common stock for each Class A Option at $11.00 per share. In order to secure this Class A Option, a Purchase Option must initially be purchased for $.005 per potential share of Class A options. Upon exercise of each Class A Option, a right is granted to one Class B Option (“Class B Options”), which allow the purchase of 0.25 shares of common stock for each Class B Option at $12.50 per share. The expiration date of the Class A Options is the later of October 29, 2005 or six months from the date the Company’s shares become publicly traded. The Class B Options expire 180 days from the exercise of the Class A Options. In 2003, 625,000 options (the “Cornerstone Common Options”) were granted with an exercise price of $11.00 per share to a 2003 investor. These Cornerstone Common Options are set to expire 180 days following the closing of an IPO, or from the date Cornerstone’s shares become publicly traded. The fair value of the Class A Options, Class B Options, and Cornerstone Common Options assumed during the Cornerstone Acquisition were determined to be de minimis.

As part of the Cornerstone Restructuring, as detailed in Note 3, Cornerstone increased the available reserve of Cornerstone Common Stock for grant to employees, consultants and other service providers to approximately 10% of Cornerstone’s capital stock following the Cornerstone Restructuring, the Mandatory Common Conversion and the Reverse Stock Split (the “Reserve Increase”) but prior to the issuance of the RPF 6% Top Up Shares or any shares to the holders of the Remaining Series C Convertible Notes after the Closing.

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

In connection with Patrick Fabbio’s January 27, 2023 departure as the Company’s Chief Financial Officer, the Company and Mr. Fabbio entered into a Separation and General Release Agreement (the “Separation Agreement”), which provides, among other things, that the Company shall pay Mr. Fabbio severance in the amount of $307,913, which is included in general and administrative expense on the consolidated statement of operations and comprehensive loss for the nine months ended April 30, 2023.

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

On August 28, 2023, the Company issued 111,408 shares of Class B restricted stock to Howard S. Jonas.

On October 25, 2023, the Company issued 135,000 shares of Class B restricted stock to employees of the Company.

On January 5, 2024, the Company issued 101,402 shares of Class B restricted stock to certain members of its Board of Directors.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2023	684,766	$4.22
Granted	347,810	1.83
Vested	(346,016)	3.16
Non-vested shares at April 30, 2024	686,560	$3.37

At April 30, 2024, there was $0.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next four years.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the stock-based compensation expense for the Company’s equity incentive plans is presented below (in thousands):

	For the Three Months Ended April 30		For the Nine Months Ended April 30
	2024	2023	2024	2023
General and administrative	$443	$564	$1,618	$2,531
Research and development	53	27	242	167
Forfeiture of RSUs within general and administrative	—	—	—	(931)
Forfeiture of RSUs within research and development	—	—	—	(119)
Net stock-based compensation expense	$496	$591	$1,860	$1,648

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

Approximately $8.2 million of the proceeds received pursuant to the SPA were used by the Company to exercise an additional portion of a warrant in order to maintain the Company’s relative position in Cornerstone in light of issuances of Cornerstone equity securities to third-party shareholders of Cornerstone, due to warrant exercises by these shareholders. Under the SPA, two entities, on whose Boards of Directors Howard Jonas (the Registrant’s Chairman of the Board and former Chief Executive Officer) serves, each purchased 218,245 shares of Class B common stock for consideration of $5 million each. The shares and warrants were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On June 6, 2022, the Company’s outstanding warrants to purchase 26,189 shares of common stock at an exercise price of $22.91 per share expired. As of April 30, 2024, the Company had no outstanding warrants.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 25 – LEASES

The Company is the lessor of the Israeli property which is leased to tenants under net operating leases with a term expiration date within 2025. Lease income included on the consolidated statements of operations and comprehensive loss was $74 thousand and $71 thousand for the three months ended April 30, 2024 and 2023, respectively. Lease income included on the consolidated statements of operations and comprehensive loss was $210 thousand and $211 thousand for the nine months ended April 30, 2024 and 2023, respectively. During the three and nine months ended April 30, 2024 and 2023, no real estate property taxes were included in rental income.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of April 30, 2024, under non-cancellable operating leases which expire on various dates through 2025 are as follows:

Year ending July 31,	Related Parties	Other	Total
	(in thousands)
2024	$19	$—	$19
2025	78	—	78
Total Minimum Future Rental Income	$97	$—	$97

A related party has the right to terminate the Israeli lease upon four months’ notice.

NOTE 26 – SUBSEQUENT EVENTS

On May 1, 2024, Rafael entered into a stock purchase agreement with Day Three to purchase 7,194 shares of common stock at a purchase price of $173.75 per share for an aggregate purchase price of $1.25 million, $1 million of which was funded through the relief of an existing intercompany receivable. As a result of the transaction, Rafael has an 84% ownership interest in Day Three.

On June 11, 2024, Rafael entered into a Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $2 million (the “Cyclo Convertible Note”) to Rafael for $2 million in cash. The Cyclo Convertible Note matures on November 11, 2024 and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note is convertible into shares of Cyclo’s common stock at the option of Rafael unless converted automatically upon certain events, as defined in the Note Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and an investment in Cyclo Therapeutics Inc. (Nasdaq: CYTH), (“Cyclo Therapeutics” or “Cyclo”), a clinical-stage biotechnology company dedicated to developing Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (NPC), a rare, fatal and progressive genetic disorder. We also hold a majority interest in Day Three Labs, Inc. (“Day Three”), a company which reimagines existing cannabis offerings with pharmaceutical-grade technology and innovation like Unlokt™ to bring to market better, cleaner, more precise and predictable products, and a majority interest in Rafael Medical Devices, LLC, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries (“Rafael Medical Devices” and Day Three together with the Pharmaceutical Companies, represent our “Investment Companies”). In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. The Company’s primary focus is to expand our investment portfolio through opportunistic and strategic investments including therapeutics, which address high unmet medical needs.

The Company previously held debt and equity investments in Cornerstone that included preferred and common equity interests. On June 17, 2021, the Company entered into a merger agreement to acquire full ownership of Cornerstone in exchange for issuing Company Class B common stock to the other stockholders of Cornerstone (“Merger Agreement” or “Merger”). On October 28, 2021, the Company announced that the AVENGER 500 Phase 3 clinical trial for CPI-613® (devimistat), Cornerstone’s lead product candidate, did not meet its primary endpoint of significant improvement in overall survival in patients with metastatic adenocarcinoma of the pancreas. In addition, following a pre-specified interim analysis, the independent data monitoring committee for the ARMADA 2000 Phase 3 study for devimistat recommended the trial to be stopped due to a determination that it was unlikely to achieve the primary endpoint (the “Data Events”). In light of the Data Events, the Company concluded that the prospects for CPI-613 were uncertain and fully impaired in its financial statements for the fiscal year ended July 31, 2022, the value of its loans, receivables, and investment in Cornerstone based upon its valuation of Cornerstone.

On September 24, 2021, the Company entered into a Line of Credit Loan Agreement (the “Line of Credit Agreement”) with Cornerstone under which Cornerstone borrowed $25 million from the Company. Due to the Data Events, the Company recorded a full reserve on the $25 million due the Company from Cornerstone.

On February 2, 2022, the Company terminated the Merger Agreement with Cornerstone, effective immediately, in accordance with its terms.

On March 21, 2023, the Company loaned $2.0 million to Cornerstone which debt is represented by a promissory note made by Cornerstone (the “2023 Promissory Note”). The 2023 Promissory Note, which bears interest at a rate of seven and one-half percent (7.5%) per annum, was originally due and payable on May 22, 2023. The 2023 Promissory Note was amended to extend the maturity date to March 13, 2024 and to waive any increase in the interest rate provided for in the 2023 Promissory Note, provided that the entire principal amount and all accrued interest thereon is repaid in cash or converted into equity securities of Cornerstone no later than March 13, 2024.

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests. See Note 3 to our accompanying consolidated financial statements for additional information regarding the restructuring transaction.

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

On April 7, 2023, the Company entered into a Common Stock Purchase Agreement (the “Day Three Purchase Agreement”) with Day Three. Day Three is a cannabinoid ingredient manufacturer specializing in the development and commercialization of novel cannabis product solutions. Pursuant to the Day Three Purchase Agreement, the Company purchased 4,302,224 shares of common stock representing 38% of the outstanding shares of common stock of Day Three (33.33% on a fully diluted basis), for a purchase price of $3.0 million. The Company also received a warrant exercisable for 7,528,893 shares of common stock at an aggregate purchase price of $3.0 million, which expires five years from the date of issuance or earlier based on the occurrence of certain events as defined in the Day Three Purchase Agreement. As of April 30, 2024, the Company had not exercised the warrant. See Note 10 to our accompanying consolidated financial statements for further detail.

On May 2, 2023, the Company entered into a Securities Purchase Agreement (the “Cyclo SPA”) with Cyclo. Cyclo is a clinical stage biotechnology company dedicated to developing life-changing medicines for patients and families living with challenging diseases through its lead therapeutic asset, Trappsol®. The Company purchased from Cyclo (i) 2,514,970 common shares (the “Purchased Shares”) and (ii) a warrant to purchase 2,514,970 common shares with an exercise price of $0.71 per share (the “May Warrant”), at a combined purchase price equal to $0.835 per Purchased Share and May Warrant to purchase one share, for an aggregate purchase price of $2.1 million. The May Warrant is exercisable until August 1, 2030.

On August 1, 2023, pursuant to a Securities Purchase Agreement (the “Cyclo II SPA”) dated June 1, 2023, the Company purchased an additional 4,000,000 shares of common stock (the “Cyclo II Shares”), and received a warrant to purchase an additional 4,000,000 Shares (the “Cyclo II Warrant”), for an aggregate purchase price of $5,000,000. The Cyclo II Warrant has an exercise price of $1.25 per share and is exercisable until August 1, 2030. The August 1, 2023 investment increased the Company’s percentage ownership of Cyclo common stock to approximately 34%. As of the date of this filing, the Company has not exercised the Cyclo II Warrant.

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

Results of Operations

Our business consists of three reportable segments - Healthcare, Infusion Technology, and Real Estate. We evaluate the performance of our Healthcare segment based primarily on research and development efforts and results of clinical trials, and our Infusion Technology and Real Estate segments based primarily on results of operations. Accordingly, the income and expense line items below loss from operations are only included in the discussion of consolidated results of operations.

Healthcare Segment

Our consolidated expenses for our Healthcare segment were as follows:

	Three Months Ended April 30,		Change
	2024	2023	$	%
	(in thousands)
General and administrative	$(1,636)	$(2,306)	$670	29%
Research and development	(1,212)	(740)	(472)	(64)%
IPR&D expense	(89,861)	—	(89,861)	(100)%
Depreciation and amortization	(73)	(3)	(70)	(2333)%
Loss from operations	$(92,782)	$(3,049)	$(89,733)	(2943)%

	Nine Months Ended April 30,		Change
	2024	2023	$	%
	(in thousands)
General and administrative	$(6,190)	$(7,436)	$1,246	17%
Research and development	(2,313)	(5,046)	2,733	54%
IPR&D expense	(89,861)	—	(89,861)	(100)%
Depreciation and amortization	(112)	(12)	(100)	(833)%
Loss from operations	$(98,476)	$(12,494)	$(85,982)	(688)%

To date, the Healthcare segment has not generated any revenues. The entirety of the expenses in the Healthcare segment relate to the activities of Barer, LipoMedix, Farber, Cornerstone, and Rafael Medical Devices. As of April 30, 2024, we held a 100% interest in Barer, a 95% interest in LipoMedix, a 93% interest in Farber, a 67% interest in Cornerstone, and a 68% interest in Rafael Medical Devices.

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

General and administrative expenses. General and administrative expenses consist mainly of payroll, stock-based compensation expense, benefits, facilities, consulting and professional fees. The Company operations have been scaled to meet the current needs which has led to reduced overall general and administrative expenses. The decrease during the three months ended April 30, 2024 compared to the three months ended April 30, 2023 is comprised of a decrease in licenses and fees of approximately $0.3, a decrease in insurance expense of approximately $0.3 million, and a decrease in stock-based compensation of approximately $0.1 million.

The decrease in general and administrative expenses during the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023 is comprised of a decrease in insurance expense of approximately $1.0 million, a decrease in payroll expenses of approximately $0.7 million, a decrease in severance pay expense of approximately $0.3 million, partially offset by a net increase in professional fees of approximately $0.9 million.

Research and development expenses. Research and development expenses increased for the three months and decreased for the nine months ended April 30, 2024 as compared to the corresponding periods in fiscal 2023. Research and development expenses are derived from activity at Barer, LipoMedix, Farber, Cornerstone, and Rafael Medical Devices. The increase in the current quarter relates to new activity for Cornerstone. The decrease for the nine month period stems from the November 2022 decision to curtail the Company’s early-stage development efforts, including pre-clinical research at Barer Institute.

IPR&D expense. IPR&D expenses during the three and nine months ended April 30, 2024 compared to the three and nine months ended April 30, 2023 increased by $89.9 million due to the Cornerstone Acquisition. See Note 3 to our accompanying consolidated financial statements for more information on the transaction.

Infusion Technology

	Three Months Ended April 30,		Change
	2024	2023	$	%
	(in thousands)
Infusion Technology Revenue	$262	$—	$262	100%
Cost of Infusion Technology revenue	(85)	—	(85)	(100)%
General and administrative	(225)	—	(225)	(100)%
Research and development	(314)	—	(314)	(100)%
Loss from operations	$(362)	$—	$(362)	(100)%

	Nine Months Ended April 30,		Change
	2024	2023	$	%
	(in thousands)
Infusion Technology Revenue	$262	$—	$262	100%
Cost of Infusion Technology revenue	(85)	—	(85)	(100)%
General and administrative	(225)	—	(225)	(100)%
Research and development	(314)	—	(314)	(100)%
Loss from operations	$(362)	$—	$(362)	(100)%

Infusion Technology Revenue. Infusion Technology Revenue increased by $262 thousand during the three and nine months ended April 30, 2024 compared to the three and nine months ended April 30, 2023 due to the acquisition of Day Three in January 2024.

Cost of Infusion Technology revenue. Cost of Infusion Technology increased by $85 thousand during the three and nine months ended April 30, 2024 compared to the three and nine months ended April 30, 2023 due to the acquisition of Day Three in January 2024. The specific costs are related to supplies, materials, production labor, and travel costs.

General and administrative expense. General and administrative expenses consist mainly of payroll, insurance, software, and licenses. General and administrative expenses increased by $225 thousand during the three and nine months ended April 30, 2024 compared to the three and nine months ended April 30, 2023 due to the acquisition of Day Three in January 2024.

Research and development expenses. Research and development expenses increased by $314 thousand during the three and nine months ended April 30, 2024 compared to the three and nine months ended April 30, 2023 due to the acquisition of Day Three in January 2024.

Real Estate Segment

The revenue and expenses of the 520 Property have been excluded from the real estate segment in the figures below due to its classification of held-for-sale and discontinued operations, and the sale of the 520 Property on August 22, 2022. The Real Estate segment consists of a portion of a commercial building in Israel. Consolidated income (loss) and expenses for our Real Estate segment were as follows:

	Three Months Ended April 30,		Change
	2024	2023	$	%
	(in thousands)
Rental – Third Party	$47	$44	$3	7%
Rental – Related Party	27	27	—	—%
General and administrative	(62)	(37)	(25)	(68)%
Depreciation and amortization	(29)	(16)	(13)	(81)%
(Loss) income from operations	$(17)	$18	$(35)	194%

	Nine Months Ended April 30,		Change
	2024	2023	$	%
	(in thousands)
Rental – Third Party	$129	$130	$(1)	(1)%
Rental – Related Party	81	81	—	—%
General and administrative	(109)	(101)	(8)	(8)%
Depreciation and amortization	(45)	(48)	3	6%
Income from operations	$56	$62	$(6)	10%

Rental - Third Party. Rental revenue decreased by $3 thousand and $1 thousand during the three and nine months ended April 30, 2024 compared to the three and nine months ended April 30, 2023.

General and administrative. General and administrative expense decreased by $25 thousand and $8 thousand during the three and nine months ended April 30, 2024, respectively compared to the three and nine months ended April 30, 2023.

Consolidated Operations

Our consolidated income and expense line items below loss from operations were as follows:

	Three Months Ended April 30,		Change
	2024	2023	$	%
	(in thousands)
Loss from operations	$(93,161)	$(3,031)	$(90,130)	(2974)%
Interest income	502	1,531	(1,029)	67%
Impairment of investments - Other Pharmaceuticals	—	(128)	128	100%
Realized gain on available-for-sale securities	945	—	945	(100)%
Unrealized loss on investment - Cyclo Therapeutics Inc.	(4,395)	—	(4,395)	(100)%
Unrealized loss on investments - Hedge Funds	(3)	(131)	128	(98)%
Recovery of receivables from Cornerstone Pharmaceuticals	31,305	—	31,305	100%
Interest expense	(85)	—	(85)	100%
Loss from continuing operations before income taxes	(64,892)	(1,759)	(63,133)	(3589)%
Benefit from income taxes	2,599	269	2,330	866%
Consolidated net loss from continuing operations	(62,293)	(1,490)	(60,803)	(4081)%
Net loss attributable to noncontrolling interests	(29,942)	(53)	(29,889)	(56394)%
Net loss attributable to Rafael Holdings, Inc.	$(32,351)	$(1,437)	$(30,914)	(2151)%

	Nine Months Ended April 30,		Change
	2024	2023	$	%
	(in thousands)
Loss from operations	$(98,782)	$(12,432)	$(86,350)	(695)%
Interest income	1,777	2,301	(524)	23%
Impairment of investments - Other Pharmaceuticals	—	(351)	351	100%
Loss on initial investment in Day Three upon acquisition	(1,633)	—	(1,633)	(100)%
Realized gain on available-for-sale securities	1,521	154	1,367	888%
Realized loss on investment in equity securities	(46)	—	(46)	(100)%
Realized gain on investment - Cyclo Therapeutics Inc.	424	—	424	(100)%
Unrealized gain on investment - Cyclo Therapeutics Inc.	3,199	—	3,199	100%
Unrealized (loss) gain on investment - Hedge Funds	(118)	120	(238)	(198)%
Recovery of receivables from Cornerstone Pharmaceuticals	31,305	—	(1,633)	100%
Interest expense	(85)	—	(1,633)	(100)%
Other income	118	—	118	100%
Loss from continuing operations before income taxes	(62,320)	(10,208)	(52,112)	(511)%
Benefit from income taxes	2,593	259	2,334	901%
Equity in loss of Day Three	(422)	—	(422)	100%
Consolidated net loss from continuing operations	(60,149)	(9,949)	(50,200)	(505)%
Income from discontinued operations related to 520 Property	—	6,543	(6,543)	100%
Net loss attributable to noncontrolling interests	(30,207)	(311)	(29,896)	(9613)%
Net loss attributable to Rafael Holdings, Inc.	$(29,942)	$(3,095)	$(26,847)	(867)%

Interest income. Interest income was $0.5 million and $1.5 million for the three months ended April 30, 2024 and 2023, respectively. Interest income was $1.8 million and $2.3 million for the nine months ended April 30, 2024 and 2023, respectively. The decrease is primarily due to changes in market rates and changes in the portfolio.

Impairment of investments - Other Pharmaceuticals. We recorded impairment losses of $128 thousand and $351 thousand related to our investment in Nanovibronix using the measurement alternative for the three and nine months ended April 30, 2023, respectively.

Realized gain on available-for-sale securities. We recorded realized gain of approximately $0.9 million and $0 for the three months ended April 30, 2024 and 2023, respectively, related to available-for-sale securities sold during the period. We recorded realized gains of approximately $1.5 million and $0.2 million for the nine months ended April 30, 2024 and 2023, respectively, related to available-for-sale securities sold during the period.

Realized gain on investment - Cyclo. We recorded a realized gain of approximately $424 thousand related to the exercise of the May Warrants in connection with our October 2023 investment in Cyclo for the nine months ended April 30, 2024.

Unrealized (loss) gain on investment - Cyclo. We recorded an unrealized loss of approximately $4.4 million and an unrealized gain of $3.2 million related to the change in fair value in our investment in Cyclo for the three and nine months ended April 30, 2024, respectively.

Unrealized (loss) gain on investment - Hedge Funds. We recorded an unrealized loss of approximately $3 thousand and $131 thousand for the three months ended April 30, 2024 and 2023, respectively. We recorded an unrealized loss of approximately $118 thousand and an unrealized gain of approximately $120 thousand for the nine months ended April 30, 2024 and 2023, respectively.

Recovery of receivables from Cornerstone Pharmaceuticals. We recorded an increase in recovery of receivables from Cornerstone Pharmaceuticals of approximately $31.3 million for the three and nine months ended April 30, 2024. See Note 3 to our accompanying consolidated financial statements for more information related to this matter.

Benefit from income tax. In accordance with the State of New Jersey’s Technology Business Tax Certificate Transfer Program, which allowed certain high technology and biotechnology companies to sell unused net operating loss carryforwards (‘NOLs’) to other New Jersey-based corporate taxpayers based in New Jersey, the Company received approximately $2.6 million for the sale of the Company’s prior period NOLs totaling $31.6 million in the third quarter of fiscal 2024 which was recorded in the benefit from income taxes in the consolidated statements of operations and comprehensive loss for the three and nine months ended April 30, 2024.

Equity in loss of Day Three. We recognized a loss of approximately $0 and $422 thousand from our ownership interest in Day Three due to operating results for the three and nine months ended April 30, 2024, respectively. As of January 2, 2024, Day Three is a majority-owned subsidiary which is consolidated. See Note 10 to our accompanying consolidated financial statements for further information regarding the acquisition.

Income from discontinued operations related to 520 Property. Discontinued operations include: (i) rental and parking revenues, (ii) payroll, benefits, facilities, consulting and professional fees dedicated to 520 Property, (iii) depreciation and amortization expenses, (iv) interest (including amortization of debt issuance costs) on the note payable that was secured by a mortgage on the 520 Property, and (v) gain on the disposal of the 520 Property. The operating results of these items are presented in our consolidated statements of operations and comprehensive loss as discontinued operations for all periods presented. The decrease in the net income attributable to discontinued operations for the nine months ended April 30, 2024 as compared to the nine months ended April 30, 2023 was due to a gain on the sale of the 520 Property of $6.8 million.

See Note 13 to our accompanying consolidated financial statements for further information regarding discontinued operations.

Liquidity and Capital Resources

	April 30,	July 31,	Change
	2024	2023	$	%
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$7,436	$21,498	$(14,062)	(65)%
Convertible note receivable, related party	—	1,921	(1,921)	(100)%
Working capital	66,265	80,796	(14,531)	(18)%
Total assets	101,623	98,829	2,794	3%
Total equity attributable to Rafael Holdings, Inc.	86,100	100,293	(14,193)	(14)%
Noncontrolling interests	4,459	(3,664)	8,123	(222)%
Total equity	$90,559	$96,629	$(6,070)	(6)%

	Nine Months Ended April 30,		Change
	2024	2023	$	%
Cash flows used in	(in thousands)
Operating activities of continuing operations	$(4,913)	$(8,751)	$3,838	(44)%
Investing activities of continuing operations	(8,946)	(34,367)	25,421	(74)%
Financing activities of continuing operations	(155)	(183)	28	(15)%
Effect of exchange rates on cash and cash equivalents	(48)	(279)	231	(83)%
Operating, investing, and financing activities of discontinued operations	—	32,484	(32,484)	(100)%
Decrease in cash and cash equivalents	$(14,062)	$(11,096)

Capital Resources

As of April 30, 2024, we held cash and cash equivalents of approximately $7.4 million and available-for-sale securities valued at approximately $64.9 million. On August 22, 2022, the Company received net proceeds of approximately $33 million in connection with the sale of the 520 Property (see Note 13 to our accompanying consolidated financial statements for further details). The Company expects its balance of cash and cash equivalents, and available-for-sale securities, to be sufficient to meet our obligations for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

Operating Activities

Cash used in operating activities decreased by $3.8 million from cash used of $8.8 million for the nine months ended April 30, 2023 to cash used of $4.9 million for the nine months ended April 30, 2024, as the increase in the loss from continuing operations was more than offset by the impact from non-cash items, such as $89.86 million in in-process research and development expense, $31.31 million from the recovery of receivables from Cornerstone, and changes in assets and liabilities.

Investing Activities

Cash used in investing activities for the nine months ended April 30, 2024 was primarily due to purchases of available-for-sale securities of approximately $133.7 million and the investment in Cyclo of $6.8 million, partially offset by proceeds of $129.0 million from sales and maturities of available-for-sale securities and $2.5 million in proceeds from hedge funds.

Cash used in investing activities for the nine months ended April 30, 2023 was primarily due to purchases of available-for-sale securities of approximately $166.3 million, the investment in Day Three of $3.0 million, and the issuance of a convertible promissory note receivable of $2.0 million. This is partially offset by proceeds of $137.0 million from the sale of available-for-sale securities.

Financing Activities

Cash used in financing activities for the nine months ended April 30, 2024 was primarily related to the principal payments on installment of the note payable of $0.8 million partially offset by the proceeds from sale of RMD membership units of $0.9 million.

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

Operating, Financing, and Investing Activities of Discontinued Operations

The cash flows from discontinued operations - 520 Property for the nine months ended April 30, 2023 represent the net income excluding non-cash depreciation and amortization, as well as the net proceeds from the sale of the 520 Property.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in the Critical Accounting Estimates section in Item 7 of the Annual Report on Form 10-K for fiscal 2023. There were no material changes during the nine months ended April 30, 2024 to the Critical Accounting Estimates previously disclosed in the Annual Report on Form 10-K for fiscal 2023 except as follows:

Investments - Fair Value Method

The Company has elected the fair value option to account for its investment in Cyclo Therapeutics Inc. over which the Company has significant influence. The fair value option is irrevocable once elected. The Company measures its investment in Cyclo at fair value and records all subsequent changes in fair value in earnings in the consolidated statement of operations. The Company believes the fair value option best reflects the underlying economics of the investment. See Note 12, “Investments,” in our accompanying consolidated financial statements for further details.

The total aggregate fair value of the Cyclo investment of $15,171,714 as of April 30, 2024 is comprised of common shares with an aggregate fair value of $13,183,712 (measured based on the closing stock price of Cyclo Therapeutics, Inc., a Level 1 fair value) and warrants with an aggregate fair value of $1,988,002 (measured using a Level 3 fair value estimate).

The Company recognizes the fair value of the Cyclo Warrants utilizing a Black-Scholes model at acquisition and each reporting date. The application of the Black-Scholes model utilizes significant assumptions, including expected volatility, expected life and risk-free interest rate. In order to determine the volatility, we measured expected volatility based on several inputs, including considering a peer group of publicly traded companies and the implied volatility of the Company’s publicly-traded warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Both of the Cyclo Warrants and the underlying shares of common stock are subject to volume restrictions in accordance with SEC Rule 144 for which a discount to the stock price of Cyclo was applied. The Black-Scholes model further incorporated a discount for the overall lack of marketability for the Cyclo Warrants.

Certain inputs utilized in our Black-Scholes model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our consolidated statements of operations and comprehensive loss.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2024.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

Legal proceedings in which we are involved, if any, are more fully described in Note 23 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

Date: June 14, 2024

Rafael Holdings, Inc.

By:	/s/ William Conkling
William Conkling
Chief Executive Officer

By:	/s/ David Polinsky
David Polinsky
Chief Financial Officer