Form 10-K
period 2024-07-31
Rafael Holdings, Inc.
filed 2024-11-07
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended July 31, 2024.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on January 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $1.81 per share, as reported on the New York Stock Exchange, was approximately $34.4 million.

The number of shares outstanding of the registrant’s common stock as of November 5, 2024 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	23,886,987 shares

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

Our business is subject to numerous risks as described in Item 1A. Risk Factors. Some of these risks include:

●	We have limited resources and could find it difficult to raise additional capital.

●	Our future success may depend on the results of Cyclo Therapeutics’ Phase III trial for Trappsol® Cyclo™. If Cyclo is unable to gain regulatory approval or commercialize its product candidates or experiences significant delays in doing so, our business will be materially harmed.

●	Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our and the Pharmaceutical Companies’ preclinical and clinical programs may experience delays or may never advance, which would adversely affect the ability to obtain regulatory approvals or commercialize product candidates on a timely basis or at all, which could have an adverse effect on our business.

●	We and the companies in which we hold interests may expend our and their limited resources to pursue a particular product candidate or an indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●	Results of preclinical studies and early clinical trials may not be predictive of results of future preclinical studies or clinical trials.

●	The companies in which we hold interests face substantial competition, and if competitors develop and market technologies or products more rapidly than those companies do or that are more effective, safer or less expensive than the product candidates that those companies develop, our commercial opportunities will be negatively impacted.

●	Rafael Medical Devices’ device candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved or cleared devices or investigational or approved drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential, result in significant negative consequences, or trigger potential product liability claims.

●	We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business and that of the companies in which we hold interests effectively.

●	We may not be able to consummate any investment, business combination or other transaction.

●	We are controlled by our principal stockholder, which limits the ability of other stockholders to affect the management of the Company.

●	If we or the companies in which we hold interests are unable to adequately maintain or protect our proprietary technology and product candidates and device candidates and services, if the scope of the patent protection obtained is not sufficiently broad, or if the terms of patents are insufficient to protect product candidates, device candidates, services or technologies for an adequate amount of time, competitors could develop and commercialize technology and products similar or identical to that technology or those product candidates, device candidates and services, and our ability to successfully commercialize technology or product candidates, device candidates or services may be materially impaired.

●	The Exchange Ratio used in the Merger with Cyclo will be determined in accordance with a formula and is not yet knowable. The actual Exchange Ratio could be materially different than currently anticipated.

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “Rafael Holdings,” “we,” “us,” and “our” refer to Rafael Holdings, Inc., a Delaware corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2024 refers to the fiscal year ended July 31, 2024).

ii

Item 1. Business.

OVERVIEW

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including an investment in (and planned merger with) Cyclo Therapeutics Inc. (Nasdaq: CYTH), (“Cyclo Therapeutics” or “Cyclo”), a clinical stage biotechnology company dedicated to developing Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company. We also hold a majority interest in Rafael Medical Devices, LLC. (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries, and a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s pharmaceutical-grade technology and innovation like Unlokt™. Day Three and Rafael Medical Devices, together with the Pharmaceutical Companies, represent our “Portfolio Companies”). In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. Since then, the Company has sought partners for programs at Farber and has entered into a license agreement for one of its technologies. The Company’s primary focus is to expand our investment portfolio through opportunistic and strategic investments including therapeutics, which address high unmet medical needs. Upon closing of the planned merger with Cyclo, the Company intends to focus its efforts on making Trappsol® Cyclo™ its lead clinical program.

Historically, the Company owned real estate assets. In 2020, the Company sold an office building located in Piscataway, New Jersey and, on August 22, 2022, the Company sold the building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and several tenants and an associated public garage (the “520 Property”). As of July 31, 2024, the Company holds a portion of a commercial building in Jerusalem, Israel as its sole remaining owned real estate asset.

In May 2023, the Company first invested in Cyclo Therapeutics. Cyclo is a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for Niemann-Pick Disease, type C1 (“NPC1”). NPC1 is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC1. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020 Cyclo announced Top Line data demonstrating Trappsol® Cyclo™ was well tolerated in this study. Cyclo is currently conducting a Phase III Clinical Trial Evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C1. See Notes 11 and 12 to the Consolidated Financial Statements for more information on the Company’s investments in Cyclo.

As discussed in more detail below, on August 21, 2024, the Company entered into a merger agreement with Cyclo. In the event the merger is consummated, the Company intends to fund the TransportNPC phase III clinical trial, evaluating Trappsol® Cyclo™ in Niemann Pick C, to its interim analysis in the middle of 2025 and focus its efforts on Trappsol® Cyclo™ as its lead clinical program. At that point, the Company will make a determination as to whether or not to file an NDA for Trappsol® Cyclo™.

LipoMedix is a clinical stage Israeli company focused on the development of a product candidate that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of July 31, 2024, the Company’s ownership interest in LipoMedix was approximately 95%. LipoMedix has completed various clinical stages of Promitil® including Phase 1A (solid tumors) and 1B (as single agent and in combination with capecitabine and/or bevacizumab in colorectal cancer). Another phase 1B testing Promitil® as radiosensitizer is ongoing and near completion. A total of 149 patients have been treated with Promitil® as a single agent, or in combination with other anticancer drugs or radiotherapy, under the framework of a phase 1A and two 1B clinical studies and under named patient approval for compassionate use.

In 2019, the Company established Barer, a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds designed to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer has been comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s majority owned subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer Institute. Since then, the Company has sought partners for Farber programs and has entered into a license agreement for one of its technologies.

The Company owns a 37.5% equity interest in RP Finance LLC (“RP Finance”), which was, until March 13, 2024 (the date of the RP Finance Consolidation, as described below), accounted for under the equity method. RP Finance is an entity associated with members of the family of Howard Jonas (Executive Chairman, Chairman of the Board, and controlling stockholder of the Company) which holds 37.5% equity interest of RP Finance. RP Finance holds debt and equity investments in Cornerstone. Cornerstone received negative results of its Avenger 500 Phase 3 study for Devimistat in pancreatic cancer as well as a recommendation to stop its ARMADA 2000 Phase 3 study due to a determination that the trial would unlikely achieve its primary endpoint (the “Data Events”). Due to the Data Events, RP Finance fully impaired its then debt and equity investments in Cornerstone.

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests (the “Cornerstone Restructuring”). As a result of the Cornerstone Restructuring, Rafael became a 67% owner of the issued and outstanding common stock of Cornerstone (the “Cornerstone Acquisition”), and Cornerstone became a consolidated subsidiary of Rafael. The Cornerstone Acquisition is accounted for as an acquisition of a variable interest entity that is not a business in accordance with U.S. GAAP. The Company was determined to be the accounting acquirer for financial reporting purposes. See Note 3 to the Consolidated Financial Statements for additional information regarding the transaction. In conjunction with the Cornerstone Restructuring and Cornerstone Acquisition, the Company reassessed its relationship with RP Finance, and as a result determined that RP Finance is still a variable interest entity and that the Company became the primary beneficiary of RP Finance as the Company now holds the ability to control repayment of the RP Finance Line of Credit which directly impacts RP Finance’s economic performance. Therefore, following the Cornerstone Restructuring and Cornerstone Acquisition, the Company consolidated RP Finance (the “RP Finance Consolidation”). See Note 3 to the Consolidated Financial Statements for additional information on the Consolidation.

In May 2021, the Company formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, the Company raised $925,000 from third parties in exchange for 31.6% ownership of Rafael Medical Devices.

In April 2023, the Company first invested in Day Three, a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s pharmaceutical-grade technology and innovation like Unlokt™. In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders, acquiring a controlling interest of Day Three, which is now a consolidated subsidiary of the Company (the “Day Three Acquisition”).

Financial information by segment is presented in Note 23 in the Notes to our Consolidated Financial Statements in Item 8 of this Annual Report.

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

RECENT DEVELOPMENTS

On August 21, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among: Rafael; Tandem Therapeutics, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“First Merger Sub”); Tandem Therapeutics, LLC, a Nevada limited liability company and a wholly-owned subsidiary of Rafael (“Second Merger Sub” and together with First Merger Sub, the “Merger Subs”); and Cyclo Therapeutics, Inc., a Nevada corporation (“Cyclo”). The Merger Agreement requires approval of Cyclo’s stockholders and the issuance of the Company’s Class B Common Stock, $0.01 par value per share (“Rafael Class B Common Stock”) in the merger requires approval by Rafael’s stockholders. Upon such approvals and satisfaction or waiver of all other conditions set forth in the Merger Agreement and the effectiveness of a registration statement on Form S-4 to register the shares of the Company’s Class B Common Stock to be issued in the merger based on an exchange ratio (an illustration of which is set forth as Schedule 5 to the Merger Agreement) valuing Cyclo shares at $.95 per share and the Company at its cash value combined with the value of its marketable securities and certain other investments less current liabilities (of the Company on an unconsolidated basis), the merger will be consummated.

BUSINESS DESCRIPTION

We work to advance the pipeline development of our Portfolio Companies, including Cyclo Therapeutics, LipoMedix, Barer, Rafael Medical Devices, Cornerstone and Day Three Labs. We also further seek to expand our portfolio through opportunistic and strategic investments including therapeutics which address high unmet medical needs. Historically, the Company owned real estate assets. In 2020, the Company sold an office building located in Piscataway, New Jersey and in August 2022, the Company sold the 520 Property. Currently, the Company holds a portion a commercial building in Jerusalem, Israel as its remaining real estate asset.

Portfolio Companies

Overview

We are a company with interests in clinical and early-stage pharmaceutical companies including an investment in Cyclo Therapeutics, a clinical stage biotechnology company dedicated to developing Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder, a majority equity interest in LipoMedix, a clinical stage pharmaceutical company, Barer, a wholly-owned preclinical cancer metabolism research operation, and a majority interest in Cornerstone, a cancer metabolism-based therapeutics company. We also hold a majority interest in Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries, and a majority interest in Day Three, a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s pharmaceutical-grade technology and innovation like Unlokt™. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. The Company’s primary focus is to expand our investment portfolio through opportunistic and strategic investments including therapeutics, which address high unmet medical needs.

Cyclo Therapeutics Inc.

Cyclo is a clinical -stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for its lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Disease, Type C1 (“NPC1”). NPC1 is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In 2015, Cyclo launched an International Clinical Program for Trappsol® Cyclo™ as a potential treatment for NPC1. In 2016, Cyclo filed an Investigational New Drug application (“IND”) with the FDA, which described its Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study evaluated the safety and pharmacokinetics of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC1 during a 12-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older. FDA authorized the IND to move forward in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the potential treatment of NPC1. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and, in May 2020, Cyclo announced Top Line data showing Trappsol® Cyclo™ was well tolerated in this study.

Cyclo has also completed a Phase I/II clinical study authorized by European regulatory bodies with clinical trial centers in the United Kingdom, Sweden, and in Israel. The Phase I/II study evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, respiratory, and measurements of cholesterol metabolism and markers of NPC1. Consistent with the 12-week phase 1 study (single US site), the European/Israel study administered Trappsol® Cyclo™ intravenously to NPC1 patients every two weeks in a double-blind, randomized trial, but differs in that the study period was for 48 weeks (24 doses). In March of 2021, Cyclo announced that 100% of patients who completed the trial (9 out of 12) improved or remained stable, and 89% met the efficacy outcome measure of improvement in at least two domains of the 17-domain NPC1 severity scale. Cyclo did not conduct a Phase II trial in the U.S. they relied on the data obtained from our Phase I/II trial abroad to support the commencement of our Phase III trial.

In February 2020, Cyclo had a face-to-face “Type C” meeting with the FDA with respect to the initiation of a pivotal Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data obtained to date. At that meeting, Cyclo also discussed with the FDA submitting a New Drug Application (“NDA”) under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act for the treatment of NPC1 in pediatric and adult patients with Trappsol® Cyclo™. A similar request was submitted to the European Medicines Agency (“EMA”) in February 2020, seeking scientific advice and protocol assistance from the EMA for proceeding with a Phase III clinical trial in Europe. In October 2020, Cyclo received a “Study May Proceed” notification from the FDA with respect to the proposed Phase III clinical trial, and in June of 2021, Cyclo commenced enrollment in TransportNPC, a pivotal Phase III study of Trappsol® Cyclo™ for the treatment of NPC1. In May 2024, Cyclo enrolled the last of the 104 patients in the Phase III study.

On May 17, 2010, the FDA designated Trappsol® Cyclo™ as an orphan drug for the treatment of NPC1, which, if Trappsol® Cyclo™ were to be approved for that orphan-designated indication, would provide Cyclo with the exclusive right to sell Trappsol® Cyclo™ for the treatment of NPC1 for seven years following FDA drug approval. In April 2015, Cyclo also obtained Orphan Drug Designation for Trappsol® Cyclo™ in Europe, which will provide Cyclo with 10 years of market exclusivity in Europe following regulatory approval, which period will be extended to 12 years upon acceptance by the EMA’s Pediatric Committee of Cyclo’s pediatric investigation plan (PIP) demonstrating that Trappsol® Cyclo™ addresses the pediatric population. On January 12, 2017, Cyclo received Fast Track Designation from the FDA, and on December 1, 2017, the FDA designated NPC1 a Rare Pediatric Disease.

Cyclo also continues to operate its legacy fine chemical business, consisting of the sale of cyclodextrins and related products to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs.

Cyclo’s core business has transitioned to a biotechnology company primarily focused on the development of cyclodextrin-based biopharmaceuticals for the potential treatment of disease.

Global Phase III Clinical Study (TransportNPC)

Cyclo’s ongoing Phase III clinical trial (CTD-TCNPC-301), TransportNPC, is a prospective, randomized, double-blind, placebo controlled therapeutic study for up to 93 patients age three and older with confirmed diagnosis of NPC1. The objective of this study is to evaluate the safety, tolerability and efficacy of 2000 mg/kg doses of Trappsol® Cyclo™ (hydroxypropyl betacyclodextrin) administered intravenously by slow infusion every two weeks as compared to placebo. Patients will be randomized to receive Trappsol® Cyclo™ or placebo at a 2:1 ratio. The study duration is 96 weeks, with an unblinded interim analysis at 48 weeks. An open-label extension of up to 96 weeks follows the interventional study. Patients whose disease progression worsens by two levels in the Clinical Global Impression of Severity scale over 12 weeks, starting at week 36, may be moved to open label treatment. Efficacy will be measured at week 48 and week 96 by a composite score of major disease features. A sub-study is ongoing and being conducted outside of the U.S. for up to 12 patients age 0 - 3 years who may be asymptomatic. Outcomes for the sub-study are safety, clinical and caregiver impression of disease. In May 2024, Cyclo enrolled the last of the 104 patients in the Phase III study. Interim results from the study are expected during the first half of 2025.

European and Israeli Phase I/II Clinical Study

Cyclo completed a Phase I/II clinical study in Europe, the United Kingdom and Sweden. This study evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC1, in three dose groups (1500 mg/kg, 2000 mg/kg and 2500 mg/kg). The first patient was dosed in this study in July 2017, and in February 2020, Cyclo announced completion of enrollment of 12 patients in this study. The efficacy outcome measures and results from this study are as follows:

Efficacy Outcome Measure 1: At least a one-point reduction (or improvement) in two or more of the 17 domains measured under the Niemann-Pick Disease Type C (“NPC”) Clinical Severity Scale.

Results:

●	Six of seven patients met this endpoint (86% of those who completed).

●	Improvements seen in swallow, ambulation, ability to manage seizures, saccadic eye movements, fine motor skills, and cognition. (Individual patient profiles differed, i.e., patients improved differently.)

●	Patients not receiving any intervention beyond standard of care would be expected to worsen in total score by 1.5 points over one year.

Efficacy Outcome Measure 2: Change from baseline in “Global Impression of Disease” at 48 weeks.

Results:

●	Using the Clinician’s Global Impression of Improvement scale, five of seven patients who completed the trial improved, and the other 2 patients stabilized.

●	Five of seven improved in at least one of these features: walking, speaking, swallowing, fine motor or cognition. These five features are determined by NPC1 patients and their caregivers to be the most important for quality of life. A composite in improvement in these five features will be the primary outcome measure for our pivotal Phase III trial.

Additional Data:

●	As a group, the first seven patients to complete the clinical trial meet the outcome measures for the study.

●	Trappsol® Cyclo™ was well tolerated.

●	Trappsol® Cyclo™ was shown to cross the blood brain barrier.

●	Successive administration of Trappsol® Cyclo™ decreased tau levels.

●	Trappsol® Cyclo™ was seen to suggest improvements in neurological features of NPC1, including ataxia, and quality of life for patients.

●	Based on data provided, Cyclo selected the 2000 mg/kg dose for its pivotal Phase III trial.

US Phase I Clinical Study

In September 2016, the FDA authorized Cyclo to proceed with Cyclo’s Phase I clinical plans for a randomized, double blind, parallel group study in the U.S. The Phase I study evaluated the safety of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC1 during a 14-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older in two dose groups (1500 mg/kg and 2500 mg/kg). Enrollment in this study was completed in October 2019, and in May 2020 Cyclo announced Top Line data showing favorable tolerability profile for Trappsol® Cyclo™ in this study. Additional date from this study includes the following data:

●	Liver biopsies and biochemical data on cholesterol homeostasis indicated that Trappsol® Cyclo™ removes trapped cholesterol from liver cells and impacts cholesterol homeostasis.

●	Tau decreased after seven doses in a majority of patients.

●	All eligible patients requested continuation of Trappsol® Cyclo™ administration in the extension protocol via home infusion.

LipoMedix

LipoMedix is a clinical stage Israeli company focused on the development of a product candidate that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of July 31, 2024, the Company’s ownership interest in LipoMedix was approximately 95%. As needed, the Company provides funding to LipoMedix through intercompany promissory notes which are used to support research and development activities.

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

LipoMedix has completed 3 clinical studies with Promitil® including:

●	Phase 1A, a dose escalation study of Promitil in patients with advanced cancers. (Golan T, Grenader T, Ohana P, Amitay Y, Shmeeda H, La-Beck NM, Tahover E, Berger R, Gabizon A. Pegylated liposomal mitomycin C prodrug enhances tolerance of mitomycin C: a phase 1 study in advanced solid tumor patients. Cancer Medicine. 2015;4(10):1472-83.)

●	Phase IB in advanced colorectal cancer patients with Promitil as single agent and in combination with capecitabine and/or bevacizumab. (Gabizon A, Tahover E, Golan T, Geva R, Perets R, Amitay Y, Shmeeda H, Ohana P. Pharmacokinetics of mitomycin-c lipidic prodrug entrapped in liposomes and clinical correlations in metastatic colorectal cancer patients. Invest New Drugs. 2020;38(5):1411-1420.)

●	Phase 1B of Promitil-based chemo-radiotherapy in patients with advanced cancers. (Sapir E, Pffefer R, Wygoda M, Purim O, Levy A, Corn B, Amitay Y, Ohana P, Gabizon A. Pegylated Liposomal Mitomycin C Lipidic Prodrug in Combination with External Beam Radiation Therapy in Patients with Advanced Cancer: A Phase 1 Study. Int J Radiat Oncol. 2023; Volume 2023.)

Over 120 patients were treated with Promitil® as a single agent or in combination with other anticancer drugs or radiotherapy in three clinical studies under a United States IND to assess the safety, PK profile, and preliminary efficacy, as well as 40 patients treated for compassionate use. Promitil® was given by intravenous infusion once every 3 or 4 weeks and appears to be well-tolerated at a dose up to 2 mg/kg. Except for mild myelosuppression, no other toxicities such as skin irritation, mouth ulcers, neuropathic pain, diarrhea, or hair loss were reported. Promitil® was stable in plasma with a half-life of approximately 20 hours (vs 40-50 minutes for naked MMC).

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

Based on the reported preclinical and clinical efficacy of MMC in BRCA mutated tumors together with the demonstrated improved safety profile of Promitil® in humans, LipoMedix believes that Promitil® could offer an important therapeutic option for patients with pancreatic cancer. Thus, a clinical trial is ongoing to evaluate the safety, tolerability, and effects of Promitil® in cancer patients who have deleterious germline mutation in BRCA1, BRCA2, or PALB2 across six hospitals in Israel.

Promitil®-based pipeline products:

In addition to Promitil®, LipoMedix has other Promitil®-based products with potentially important applications:

●	Folate-targeted Promitil® (Promi-Fol), aimed at local treatment (intravesical) of superficial bladder cancer. Decorating Promitil® with folate ligands is designed to exploit the frequent overexpression of folate receptors in urothelial cancers for selective and enhanced delivery of Promitil® to cancer cells. Promi-Fol holds the potential to be a safe and effective therapeutic alternative to widely used instillation of mitomycin-c for local treatment of the growing elderly patient population with superficial bladder cancer (Patil Y, et al.: “Targeting of pegylated liposomal mitomycin-C prodrug to the folate receptor of cancer cells: Intracellular activation and enhanced cytotoxicity.” Journal of Controlled Release, 225:87-95, 2016). A patent application to cover the use of Promi-Fol was granted in May 2020 by the European Patent Office.

●	Promi-Dox, a highly potent dual drug liposome with MLP and doxorubicin targeting a potential basket of tumors (Gabizon et al., “Liposome co-encapsulation of anti-cancer agents for pharmacological optimization of nanomedicine-based combination chemotherapy.” Cancer Drug Resistance, 4:463-484, 2021). There are several possible cancer settings with substantial patient numbers and significant unmet need where Promi-Dox potentially could be utilized. This formulation requires further product development. A patent application covering the formulation of Promi-Dox has been granted by the USPTO.

Farber

Farber, a majority owned subsidiary of Barer, was formed around an agreement with Princeton University’s Office of Technology Licensing for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer and Farber. Since then, the Company has sought partners for Farber programs and has entered into a license agreement for one of its technologies.

Cornerstone

We own our interest in Cornerstone through a 90%-owned non-operating subsidiary, Pharma Holdings, LLC (“Pharma Holdings”). Pharma Holdings owns 50% of CS Pharma, a non-operating entity that owns equity interests in Cornerstone, including 44.0 million shares of Cornerstone common stock. Accordingly, the Company holds an effective 90% interest in the Cornerstone interests held by Pharma Holdings, and an effective 45% interest in the Cornerstone interests held by CS Pharma.

In March of 2024, Cornerstone completed a comprehensive restructuring transaction including, the conversion of the debt under a line of credit agreement and the promissory note held by the Company, the conversion and modification of other Cornerstone debt obligations, the extension of the Cornerstone debt held by RP Finance, a reverse stock split, the conversion of all outstanding preferred stock of Cornerstone into common stock and the adoption of certain governance measures. Subsequent to the restructuring the Company owns 67% of Cornerstone.

Science and Preclinical:

Cornerstone’s lead development candidate is CPI-613® (devimistat), a stable analog of normally transient, acylated catalytic intermediates of lipoate. The CPI-613® intermediates are designed to disrupt mitochondrial function and thereby decrease the TCA cycle function; thus, CPI-613® (devimistat) misinforms these tumor systems, triggering mitochondrial stress and turning off the cancer cell TCA cycle. CPI-613® is designed to broadly affect tumor metabolism, including disrupting mitochondria and potentially intercalating in cancer cell membranes. The metabolic and mitochondrial stress have been found to trigger apoptotic and necrotic cell death pathways in tumor cells (Zachar et al., J Mol Med, 2011, 89:1137-48; Stuart et al., Cancer Metab. 2014, 2, 4: reviewed in Bingham et al., Expert Rev Clin Pharmacol. 2014, 7:837-46 and Hammoudi et al., Chin J Cancer. 2011, ;30:508-25). These suggest that CPI-613® holds the potential to have anti-cancer activity. Combining CPI-613® with generalized metabolic stressors like chemotherapy holds the potential to result in the effective killing of even the most intractable tumors like pancreatic cancer. These effects were observed in Cornerstone’s Phase 1/2 trials to date (Alistar, et al., 2017; Pardee et al., 2018). CPI-613® has been found to be selectively accumulated in tumors in animal studies. CPI-613 is a lipoic acid analog with a fatty acid tail that may be able to utilize fatty acid transporters. Cancer cells have been shown to up-regulate fatty acid metabolism to support tumorigenesis.

There may be potential advantages of CPI-613® (devimistat) over alternative anti-metabolism and anti-cancer drugs. It is believed to be selectively taken up by cancer cells. As a result, CPI-613® (devimistat) holds the potential to be minimally toxic to healthy cells (i.e., safe, and well tolerated), potentially allowing extended treatment courses. Moreover, its toxicity profile may allow CPI-613® (devimistat) to be used in combination with other drugs and in older patients. These potential combination regimens include established standards of care for major malignancies, allowing potential treatment of surgically unresectable cancers. Additionally, this toxicity profile could support the administration of cocktails of anti-cancer drugs that may work synergistically with CPI-613®.

Several pre-clinical pharmacology and toxicology studies (including good laboratory practice toxicology (GLP Tox) studies) were conducted to investigate the pharmacokinetics (PK), drug metabolism, safety, and anticancer activity of CPI-613® (devimistat). In in vitro and ex vivo studies, CPI-613® (devimistat) exhibited anticancer activities against tumor cell lines and cells. CPI-613® (devimistat) was taken up less in non-malignant cells. In vivo animal models bearing diverse tumor types were used to evaluate dose-response, PK, and metabolism of CPI-613® (devimistat). The drug was well tolerated in animal models studied. Prolonged survival was observed when compared to untreated controls in these animal models. GLP toxicology studies showed that any adverse events related to CPI-613® (devimistat) were considered transient and mostly observed during acute dosing; animals returned to normal post-dose (i.e., toxicities were reversible or recoverable). Toxicokinetic (TK) exposures of Cmax (peak concentration) and area under the curve (AUC) of CPI-613® (devimistat) from GLP Tox studies in rats and minipigs have shown safety margins expected to cover PK exposures of Cmax and AUC of CPI-613® (devimistat) in pancreatic cancer patients at doses studied.

Clinical Highlights:

More than 1024 patients have been dosed with CPI-613® (devimistat) to date in 24 ongoing or completed clinical trials.

Currently, there are two clinical trials enrolling participants in the following programs:

●	Phase II open-label multi-cohort study evaluating CPI-613® (devimistat) in combination with hydroxychloroquine and 5-fluorouracil or gemcitabine in patients with advanced chemorefractory colorectal, pancreatic, or other solid cancers.

●	A Phase I dose-escalation study of CPI-613® (devimistat) in combination with chemoradiation in patients with pancreatic adenocarcinoma.

In March 2023, Cornerstone purchased all assets and rights of telaglenastat (CB-839), a glutaminase inhibitor, from Calithera Biosciences, Inc. Cornerstone is currently exploring the options to develop telaglenastat in different indications.

Rafael Medical Devices

Rafael Medical Devices is a medical device company currently concentrating on developing surgical and procedural devices designed to provide meaningful advantages to patients and healthcare providers in the orthopedic market. One of its current lead products is an orthopedic arthroscopy instrument for carpal tunnel syndrome.

Rafael Medical Devices has assembled an in-house team with expertise in engineering, device development quality control, and design discovery who have been part of teams that have created successful commercial medical devices in the past. It has begun to expand its expert network of experienced device creators, key opinion leaders, and is working to begin generating a commercial presence.

Orthopedics comprise a large addressable market. Rafael Medical Devices is seeking to assemble a portfolio of Class I, II and III devices to mitigate risk across a portfolio of devices with overlapping needs and markets. This strategy is designed to minimize supply chain requirements while maximizing market potential.

Day Three Labs

Day Three Labs is a technology company focused on creating solutions for increased bioavailability of other third-party manufacturers’ hydrophobic compounds, with a specific focus on compounds used as active ingredients in pharmaceutical and food supplement products. Day Three Labs maintains its manufacturing, sales and marketing activities in the United States, and research and development activities in Israel. Day Three Labs’ majority-owned subsidiary, Day Three Labs Manufacturing, is dedicated to the commercialization of technology for the cannabis and hemp industries and has developed technological solutions specifically engineered for increased bioavailability of cannabinoids, and Day Three Labs delivers those technologies as a processing service to other third-party manufacturers.

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

Research and Development

Spade Therapeutics, a wholly owned subsidiary of Day Three Labs Manufacturing, is responsible for leading Research and Development of all Day Three Labs projects. Currently, Spade Therapeutics is investigating potential use of the technology to improve upon other third parties’ FDA approved cannabinoid-based pharmaceuticals. Spade is also investigating potential uses of the technology for molecules of other, non-hydrophobic molecules.

OUR STRATEGY

We are a company with interests in clinical and early-stage Portfolio Companies, through our interests in Cyclo Therapeutics, our majority equity interest in LipoMedix, wholly-owned Barer, majority interests in Rafael Medical Devices and Day Three Labs, and majority interest in Cornerstone. Historically, our focus was on investing in and funding entities to discover and develop novel cancer therapies. More recently, we have expanded our focus to opportunities in the pharmaceutical industry not exclusively focused on cancer therapies, other healthcare-related investments and opportunities outside of biopharma.

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

We plan to continue to selectively invest in pre-clinical and clinical stage healthcare opportunities, including those in which we already own interests, when determined to be consistent with our goals, and move toward clinical stage programs as research and development results warrant, while being ready to exploit other opportunities that may arise.

Our internal and external investment decisions will be based on the progress and results of our development and pre-clinical activities and other operational developments, and the availability of targets for investment, acquisition or licensing.

GOVERNMENT REGULATION AND COMPLIANCE

Our operations, products, services, and potential future customers and those of our Portfolio Companies are subject to extensive government regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. The global regulatory environment is increasingly stringent, unpredictable, and complex. There is a global trend toward increased regulatory and enforcement activity related to all medical products.

In the U.S., our product candidates and device candidates are regulated as either drugs or biological products under the Federal Food, Drug and Cosmetic Act, or FFDCA, and the Public Health Service Act, or PHSA, and their implementing regulations, or as medical devices under the FFDCA and its implementing regulations, each as amended and enforced by the FDA. These laws govern the processes by which our product candidates and device candidates would be brought to market. The FDA has enacted extensive regulations that control all aspects of the development, design, performance, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, postmarket surveillance, and import and export of drugs, biological products, and medical devices. In addition, the FDA controls the access of products to market through processes designed to ensure that only products that are safe and effective for their intended use(s) and otherwise meet the applicable requirements of the FFDCA and/or PHSA before they are made available to the public.

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

Each of Cyclo Therapeutics’, LipoMedix’s, Barer’s, and Cornerstone’s (collectively referred to as the “Pharmaceutical Companies”) current product candidates must be approved by the FDA through a New Drug Application, or NDA. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

●	submission to the FDA of an Investigational New Drug, or IND, application, which must take effect before human clinical trials may begin;

●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated at each site;

●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

●	submission of pediatric study plans and generation of data, unless inapplicable or otherwise deferred or waived, that are adequate to assess the safety and effectiveness of the drug candidate for the proposed indication(s) in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is determined to be safe and effective;

●	preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;

●	review by an FDA advisory committee, where appropriate if applicable;

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced and packaged to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCP and the integrity of the clinical data;

●	payment of user fees and securing FDA approval of the NDA; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements to use the study as support for an IND or subsequent application for regulatory approval. Such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND before a clinical trial can begin in the US. In addition, an IRB representing each study site participating in the clinical trial must review and approve the plan for any clinical trial before it commences at each site, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects.

Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined under certain limited circumstances when authorized in advance by FDA:

Phase 1. The drug candidate is initially introduced into a small number of healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition (e.g., cancer) and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

Phase 2. The drug candidate is administered to a limited number of patients in the target patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for a specific targeted disease, and to determine dosage tolerance and optimal dosage.

Phase 3. These clinical trials are commonly referred to as “pivotal” studies, which denotes a study or studies that present the pivotal data (but not the only data) that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug candidate. The investigational drug is administered to an expanded number of patients in the target patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Phase 4. Post-approval studies may be required to be conducted, or a sponsor may decide on its own to conduct them, in order to collect additional data after initial regulatory approval. These studies are used to gain additional experience and additional safety and/or efficacy data from the treatment of patients in the intended therapeutic indication. Following review by FDA, data from Phase 4 studies can result in the suspension of marketing and/or the withdrawal of approval of the drug for safety or effectiveness reasons.

Progress reports detailing the results of all clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the investigator brochure.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing and packaging the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration in that packaging over its shelf life.

If clinical trials are successful, the next step in the drug development process is the preparation and submission to the FDA of an NDA or BLA, Biologics License Application, following payment of applicable user fees, if any, under PDUFA, the Prescription Drug User Fee Act. The NDA or BLA is the vehicle through which applicants formally propose that the FDA approve a new drug or biologic for marketing and sale in the United States for one or more indications. The results of product development, preclinical studies, and clinical trials, along with detailed descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. For example, products with orphan drug designation are not subject to user fees.

The FDA initially reviews all NDAs and BLAs submitted to identify if there are any deficiencies before it can officially accept the applications for in-depth review, also known as “filing” of the NDA or BLA. The FDA may request additional information before deciding whether to accept an NDA or BLA for filing, and the applicant generally must submit the requested information before FDA proceeds. Subject to any additional information requests by FDA, this is generally a 60-day filing period. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA.

After the NDA or BLA submission is accepted for filing, the FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality, and purity, and whether the product has appropriate labeling for its proposed intended use. There generally is a two-tiered system of review times – standard review and priority review – under the FDA’s regulations and PDUFA performance goals and procedures. A priority review designation means FDA’s current PDUFA goal is to review and take action on 90% of such applications within six months (compared to 10 months under standard review) in addition to the 60-day filing period. During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the drug or biologic following its approval. If the FDA concludes that a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if a REMS is deemed to be required.

Before approving an NDA or BLA, the FDA will typically inspect the facilities at which the product is to be manufactured. These preapproval inspections may cover all facilities associated with an NDA or BLA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients), finished drug product manufacturing, labeling and packaging operations, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and all facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP.

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

On the basis of the FDA’s evaluation of the NDA or BLA and accompanying information, including the results of the inspection of the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for a specific indication or indications in accordance with approved labeling. A complete response letter generally outlines the deficiencies in the application and may require the sponsor to undertake substantial additional testing or gather significant additional data and information in order for the FDA to reconsider the application. If a complete response letter is issued, the applicant may either resubmit the application, addressing all of the deficiencies identified in the complete response letter, or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. In its current PDUFA performance goals and procedures, the FDA has committed to reviewing and acting on 90% of such resubmissions in two or six months depending on the type of information included and the FDA’s classification of the resubmission. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If a product receives regulatory approval, the approval may be limited to a specific disease(s) and dosage(s) or the indication(s) for use or other product labeling may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require phase 4 testing, which involves post-approval clinical trials designed to further assess a product’s safety and/or effectiveness, and also may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Fast track, breakthrough therapy, and priority review designations

The FDA is authorized to designate certain product candidates for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are fast track designation, breakthrough therapy designation, and priority review designation. Receipt of such a designation does not necessarily mean that a product candidate will receive an expedited approval.

Accelerated approval pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted non-accelerated approval. If post-marketing clinical studies fail to verify the anticipated clinical benefit, FDA may withdraw approval.

Post-Approval Requirements

Any drug that receives FDA approval is subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, continued adherence to cGMP, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, by submitting supplemental NDAs, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications containing clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA review and approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers, packagers or distributors that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of manufacturing or distribution or other restrictions. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, shutdown of one or more manufacturing site, suspension of the approval, product recalls, or complete withdrawal of the product from the market;

●	fines, warning letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending NDAs or BLAs or supplements to approved NDAs or BLAs, or suspension or revocation of product approvals;

●	product seizure or detention, or refusal to permit the import or export of products; and/or

●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indication(s) and in accordance with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting false or misleading promotion and the promotion of off-label uses, which require that promotion is truthful, not misleading, fairly balanced and provides adequate directions for use, and that all claims are substantiated, and which also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling, in accordance with FDA guidance on off-label dissemination of information and responding to unsolicited requests for information. A company that is found to have improperly promoted off-label uses or engaged in any other false or misleading promotion may be subject to significant liability and enforcement actions.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, and its implementing regulations, which together regulate, among other things, the distribution and tracking and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations, and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA and its implementing regulations impose requirements to ensure accountability in distribution and to identify, trace and remove counterfeit and other illegitimate or harmful drugs from the market.

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

505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FFDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant. If the 505(b)(2) applicant can establish that reliance on FDA’s previous finding of safety and effectiveness of the RLD is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the previously approved RLD. The FDA may then approve the new product candidate for all, or some, of the label indication(s) for which the RLD has been approved, and/or for any new indication(s) for which approval is sought by the 505(b)(2) applicant.

Pediatric studies and exclusivity

Under the Pediatric Research Equity Act, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug candidate for the proposed indication(s) in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is determined to be safe and effective. With enactment in 2012 of the Food and Drug Administration Safety and Innovation Act, or FDASIA, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and any other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to waiver requests, deferral requests and requests for extension of deferrals are contained in FDASIA. Unless and until FDA promulgates a regulation stating otherwise, the pediatric data requirements generally do not apply to products with orphan designation. However, in accordance with the FDA Reauthorization Act of 2017, or FDARA, certain orphan designated cancer drugs are no longer exempt from having to conduct pediatric studies. FDARA requires that any original NDA or BLA submitted on or after August 18, 2020, for a new active ingredient, must contain studies of molecularly targeted pediatric cancers, unless a deferral or a waiver is granted, if the drug that is the subject of the application is intended for the treatment of an adult cancer and directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

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

Patent term restoration and extension

A patent claiming a new drug product or its method of use or its method of manufacturing may be eligible for a limited patent term extension, also known as patent term restoration, under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review process. Patent term extension is generally available only for drug products whose active ingredient has not previously been approved by the FDA. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA or BLA, plus the time between the submission date of an NDA or BLA and the ultimate approval date, up to a maximum of five years. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office, or PTO, reviews and approves the application for any patent term extension in consultation with the FDA upon PTO’s determination that the requirements for an extension have been met.

FDA approval and regulation of companion diagnostics

If safe and effective use of a therapeutic depends on a diagnostic, a medical device that is often an in vitro diagnostic or IVD, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a candidate IVD companion diagnostic and its corresponding therapeutic should be co-developed and approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. In July 2016, the FDA issued a draft guidance detailing general principles to guide co-development of an in vitro companion diagnostic device with a therapeutic product. In April 2020, the FDA issued final guidance intended to facilitate class labeling on diagnostic tests for oncology therapeutic products, where scientifically appropriate.

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

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FFDCA requesting permission to commercially distribute the proposed device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Class III devices require approval of a PMA evidencing safety and effectiveness of the device. Certain novel devices of low to moderate risk, for which the FDA can make a risk-based classification of the device into Class I or II, can receive marketing authorization in response to a De Novo request.

To obtain 510(k) clearance, a manufacturer must pay the appropriate device user fee, unless eligible for a waiver or exemption, and submit a 510(k) premarket notification demonstrating to the FDA’s satisfaction that the proposed device is at least as safe and effective as, that is, “substantially equivalent” to, another legally marketed device that itself does not require PMA approval, or a predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The sponsor must submit data and information that supports its substantial equivalency claims. The FDA’s 510(k) clearance process usually takes from three to twelve months, but often takes longer. FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments.

Before the sponsor can market a proposed device that is the subject of a 510(k) premarket notification, the sponsor must receive an order from the FDA finding substantial equivalence and clearing the new device for commercial distribution in the US. If the FDA agrees that the device is substantially equivalent to a lawfully marketed predicate device, it will grant 510(k) clearance to authorize the device for commercialization. If the FDA determines that the device is “not substantially equivalent,” the device is automatically designated as a Class III device. The device sponsor then must either fulfill the more rigorous PMA requirements, or the sponsor can submit a De Novo request seeking a risk-based classification determination for the device in accordance with the FDA’s De Novo classification process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. A sponsor also can submit a De Novo classification request directly, without first submitting a 510(k), if the sponsor determines that there is no legally marketed predicate device upon which to base a determination of substantial equivalence.

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

The PMA process is more demanding than either the 510(k) premarket notification process or the De Novo classification process and includes stringent clinical investigation and other requirements. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations, which govern investigational device labeling, prohibit promotion of investigational devices, and specify an array of recordkeeping, reporting, and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. In addition, the study must be approved in advance by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and the IRB may impose additional requirements for the conduct of the clinical trial. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate authorization from FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and adhering to labeling and recordkeeping requirements.

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

Both before and after a medical device is commercially released, the sponsor has ongoing responsibilities under the FFDCA and FDA regulations. The FDA reviews design and manufacturing practices, labeling and recordkeeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. Sponsors are also subject to periodic inspection by the FDA for compliance with the FDA’s QSR, among other FDA requirements, such as requirements for advertising and promotion of medical devices. The sponsor’s manufacturing operations, and those of any third-party manufacturers, are required to comply with the QSR, which require manufacturers, including third-party manufacturers and suppliers, to follow stringent design, testing, control, maintenance of records and documentation, and other quality assurance procedures during all aspects of the design and manufacturing process both before and after receiving device clearance or approval. The QSR requires that each manufacturer establish a quality system by which the manufacturer monitors the manufacturing process and maintains records that show compliance with the FDA regulations and the manufacturer’s written specifications and procedures relating to each device. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing medical devices, and it is also necessary for distributing in the United States certain devices exempt from FDA clearance and approval requirements. The FDA conducts announced and unannounced periodic and ongoing inspections of medical device manufacturers, including third-party manufacturers and suppliers, to determine compliance with the QSR. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, the FDA may issue inspectional observations on Form FDA-483, or Form 483, that would necessitate prompt corrective action. If the FDA inspectional observations are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action, including the imposition of operating restrictions, including a ceasing of operations, on one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, mandating recall of products, seizure of products, and assessing civil or criminal penalties against the manufacturer and its officers and employees. The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with the manufacturer. The FDA may also recommend prosecution to the U.S. Department of Justice, or DOJ. Any adverse regulatory action, depending on its magnitude, may restrict a manufacturer from effectively manufacturing, marketing, and selling any medical device(s) and could have a material adverse effect on the manufacturer’s business, financial condition, and results of operations.

After a device is cleared, receives marketing authorization, or is approved for marketing, numerous pervasive regulatory requirements continue to apply unless a device is explicitly exempt from them. These include, among other things:

●	establishment registration and device listing with the FDA;

●	continued adherence to the QSR requirements;

●	marketing, labeling, advertising, and promotion regulations, which require that promotion is truthful, not misleading, fairly balanced and provides adequate directions for use, and that all claims are substantiated and in accordance with the provisions of the approved label, and which also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling, in accordance with FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;

●	clearance or approval of product modifications to 510(k)-cleared, De Novo classified or PMA-approved devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of a cleared device;

●	medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury if the malfunction were to occur;

●	correction, removal, and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health;

●	complying with requirements governing Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;

●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and/or regulations; and

●	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

The MDD has been repealed and replaced by Regulation (EU) No 2017/745, the EU Medical Devices Regulation, or MDR, which imposes significant additional premarket and postmarket requirements on medical devices. The MDR entered into application on May 26, 2021. Under a corrigendum to the MDR finalized in December 2019, some low-risk medical devices being up-classified as a result of the MDR, including low-risk instruments, were potentially eligible to receive a transitional period to comply by May 2024 under certain conditions. The European Commission recently extended the implementation period to the end of 2027 for high-risk devices and to the end of 2028 for medium- and low-risk devices.

The MDR establishes a uniform, transparent, predictable, and sustainable regulatory framework across the EU for medical devices and ensures a high level of safety and health while supporting innovation. Unlike the MDD, the MDR is directly applicable in EU member states without the need for member states to implement the MDR into national law, with the aim of increasing harmonization across the EU. The MDR, among other things:

●	strengthens the rules on placing devices on the market (e.g., reclassification of certain devices and wider scope than the MDD) and reinforces surveillance once the devices are commercially available;

●	establishes explicit provisions on manufacturers’ responsibilities for follow-up on the quality, performance, and safety of devices placed on the market;

●	establishes explicit provisions on importers’ and distributors’ obligations and responsibilities;

●	imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the MDR;

●	improves the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;

●	sets up a central database (MDR EUDAMED or EUDAMED), which is collaborative and interoperable and functions as a registration system, and a collaborative and a dissemination system (partially open to the public) that can, among other things, provide patients, healthcare professionals, and the public with information on medical devices available in the EU; and

●	strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

Devices lawfully placed on the market pursuant to the MDD prior to May 26, 2021, or thereafter if eligible under the MDR transition provisions, may generally continue to be made available on the market or put into service through the applicable extended transition period, provided that the requirements of the MDR’s transitional provisions are fulfilled. Among other requirements, depending on the class of device, the certificate in question must still be valid and not withdrawn, an MDR-compliant quality management system must be implemented and an application for a conformity assessment must be submitted by May 26, 2024, and an agreement for a conformity assessment must be executed with a Notified Body by September 26, 2024. However, even in these cases, manufacturers must comply with a number of new or reinforced requirements set forth in the MDR, in particular the obligations described below.

The MDR requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (EUDAMED), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address, and contact details of the person or persons responsible for regulatory compliance. The MDR also requires that, before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier, or UDI, database. These new requirements aim at ensuring better identification and traceability of medical devices. Each device – and, as applicable, each package – will have a UDI composed of two parts: a device identifier, or UDI-DI, specific to a device, and a production identifier, or UDI-PI, to identify the unit producing the device. Manufacturers are also responsible for entering the necessary data on EUDAMED, which includes the UDI database, and for keeping it up to date. The obligations for registration in EUDAMED and other mandatory uses of the system will start six months after the entire EUDAMED system (including all six modules) has been declared fully functional following an independent audit and an EU Commission notice to be published in the Official Journal and in accordance with the transitional provisions set out in the MDR. Until EUDAMED is fully functional, the corresponding provisions of the MDD continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

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

Many other countries have specific requirements for classification, registration, and post-marketing surveillance that are independent of the countries discussed above. This landscape is constantly evolving and compliance with the regulatory requirements may require modifications to various systems, additional resources in certain functions, and updates to technical parameters, among other changes. Rafael Medical Devices could be found in violation if it interprets the laws incorrectly or fails to keep pace with changes in laws and regulations. In the event of either of these occurrences, Rafael Medical Devices could be instructed to recall any products that it is marketing, cease manufacturing and/or distribution, and/or be subject to civil or criminal penalties.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that the Pharmaceutical Companies or Rafael Medical Devices may successfully develop and for which they may obtain regulatory approval and may affect their overall financial condition and ability to develop product candidates.

Healthcare Law And Regulation

In addition to FDA restrictions on marketing of drug products and medical devices, other supranational, national, regional, federal, state, and local laws concerning healthcare fraud and abuse, including false claims and anti-kickback laws, healthcare professional payment transparency laws, and privacy laws restrict business practices in the pharmaceutical and medical device industries. These laws have been subject to increased enforcement activities with respect to medical product manufacturers and distributors in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the US, exclusion from participation in government healthcare programs, including Medicare, Medicaid, Department of Defense, and Veterans Administration health programs. Restrictions under applicable federal and state and analogous foreign healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs;

●	the federal False Claims Act, which prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable protected health information, including breach notification regulations;

●	new regulations adopted by the Securities and Exchange Commission, or SEC, effective December 18, 2023, that require greater disclosure regarding cybersecurity risk management, strategy and governance, as well as disclosure of material cybersecurity incidents, which may require reporting of a cybersecurity incident before its impact has been fully assessed or the underlying issue has been remediated, which could divert management’s attention from incident response and could potentially reveal system vulnerabilities to threat actors, and for which failure to timely report such incidents under these or other similar rules could also result in monetary fines, sanctions or other forms of liability.

●	analogous state data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, medical and financial information, and other information, including data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information, as well as the California Consumer Privacy Act or CCPA, which, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals numerous rights relating to their personal information that may affect companies’ ability to use personal information or share it with business partners, and the California Privacy Rights Act, or CPRA, which expands the scope of the CCPA, imposes new restrictions on behavioral advertising, and establishes a new California Privacy Protection Agency that will enforce the law and issue regulations, and became “operative” on January 1, 2023, with a 12-month “lookback provision” applicable to personal data collected on or after January 1, 2022, and the various state laws and regulations may be more restrictive and not preempted by United States federal laws;

●	analogous foreign data protection laws, including among others the EU General Data Protection Regulation, or the GDPR, and EU member states’ implementing legislation, which imposes data protection requirements that include strict obligations and restrictions on the ability to collect, analyze, and transfer EU personal data, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total worldwide annual turnover of the preceding financial year), with legal requirements in foreign countries relating to the collection, storage, processing, and transfer of personal data continuing to evolve and varying widely across jurisdictions;

●	the United States civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers; and

●	state laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In addition, our operations in foreign countries are subject to the extraterritorial application of the United States Foreign Corrupt Practices Act, or FCPA. Our global operations are also subject to foreign anti-corruption laws, such as the United Kingdom Bribery Act, among others. As part of our global compliance program, we seek to address anti-corruption risks proactively.

COMPETITION

We and the Portfolio Companies operate in highly competitive segments. We and the Portfolio Companies face competition from many different sources, including commercial pharmaceutical and biotechnology and medical device enterprises, academic institutions, government agencies, and private and public research institutions. Many of our and the Portfolio Companies’ competitors have significantly greater financial, product development, manufacturing and marketing resources than we and the Portfolio Companies possess. Large pharmaceutical companies and medical device companies have extensive experience in development, clinical testing and obtaining regulatory approval for drugs and devices. In addition, many universities and private and public research institutes are active in research in direct competition with us and the Portfolio Companies. We and the Portfolio Companies also may compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our and the Portfolio Companies’ competitors are pursuing the development and/or acquisition of pharmaceuticals, medical devices and over-the-counter (“OTC”) products that target the same diseases, conditions and unmet needs that we and the Portfolio Companies are targeting. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our and the Portfolio Companies’ products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we and the Portfolio Companies would introduce must compete with other products already on the market or products that are later developed by competitors. The principal methods of competition for our and the Portfolio Companies’ products include quality, efficacy, market acceptance, price, and marketing and promotional efforts, patient access programs and product insurance coverage and reimbursement.

We face competition from other entities, including pharmaceutical and biotechnology companies and governmental institutions that are working on supporting orphan drug designations and clinical trials for the neurological manifestations of NPC. Some of these entities are well-funded, with more financial, technical and personnel resources than we have, and have more experience than we do in designing and implementing clinical trials. Two of our competitors were granted FDA approval of combination therapies for NPC on September 20, 2024 and September 24, 2024, and are each expected to be in the market in the second quarter of 2025. If we are unable to compete effectively against our current or future competitors, sales of our Trappsol® Cyclo™ product may not grow and our financial condition may suffer.

INTELLECTUAL PROPERTY

Licenses

LipoMedix maintains an exclusive license agreement with Yissum Research and Development Company, the technology transfer arm of the Hebrew University of Jerusalem granting LipoMedix the exclusive right to make, use and sell products covered under specified patents relating to the mitomycin lipophilic prodrug and its liposomal formulation (Promitil®) with the right to grant sublicenses. LipoMedix also maintains an exclusive license agreement with Shaare Zedek Scientific Company, the technology transfer arm of Shaare Zedek Medical Center (“SZMC”), granting LipoMedix the exclusive right to license any new intellectual property developed at SZMC relating to the mitomycin lipophilic prodrug and its liposomal formulation (Promitil®) with the right to grant sublicenses.

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

Cornerstone maintains an exclusive license agreement with the Research Foundation of the State University of New York at Stony Brook, or RF, granting Cornerstone the exclusive right to make, use and sell products covered under specified technology relating to lipoic acid derivatives with the right to grant sublicenses. This license agreement was amended in 2004, 2007 and 2017. Cornerstone maintains a low single-digit royalty agreement with Altira Capital and Consulting, LLC (“Altira”), pursuant to which Cornerstone is granted sole ownership of certain patents directed to lipoic acid derivatives and other technology. Rafael possesses a 2/3 ownership interest in Altira.

Patents

The designation of Trappsol® Cyclo™ as an orphan drug for the treatment of NPC1 by the FDA and European regulators would provide Cyclo with seven years, and 10 to 12 years, of market exclusivity, respectively, if it were to receive regulatory approval for its designated orphan indication. Cyclo also protected its Trappsol® and Aquaplex® trademarks by registering them with the USPTO. In July 2024, Cyclo received a notice of decision from the European Patent Office to grant a patent application regarding the methods to treat Alzheimer’s Disease, with an effective date of August 21, 2024.

LipoMedix owns or in-licenses several families of U.S. patents. Additional patent applications may be filed as studies continue. Patents that LipoMedix has obtained and patents that may issue in the future based on LipoMedix’s currently pending patent applications for its platform technologies are scheduled to expire in years 2032 through 2040. These dates do not include potential patent term extensions.

Four patent applications covering the use of Promitil®, in combination with other chemotherapies and with radiotherapy, targeting of Promitil® with a folate ligand, and a reformulation of Promitil® with co-encapsulated mitomycin prodrug and doxorubicin have been approved by the USPTO or EPO in 2018-2020. The patent portfolio is currently comprised of four granted families of patents and two applications under review.

Barer has filed patents for its novel inventions, and has entered into licensing agreements for other intellectual property. Patent applications have been filed in the name of Farber Partners, LLC (Barer’s subsidiary) in the areas of T-cell nutrients to enhance checkpoint inhibition and one-carbon metabolism, and serine hydroxymethyltransferase (SHMT) inhibitors for therapies directed to treatment of cancer, autoimmune disease and fibrotic disease. In the area of T-cell nutrients, a Patent Cooperation Treaty Application (PCT) was filed on July 15, 2022, claiming priority to two US provisional applications that were filed in July and December of 2021. The PCT application entered the US national phase and the European regional phase in January of 2024. In the area of SHMT inhibitors, a US provisional application was filed on May 21, 2024. Pursuant to a Collaboration and Assignment Agreement between Farber and Ludwig Institute for Cancer Research Ltd. (“Ludwig”), Farber assigned its rights to these patents to Ludwig.

Cornerstone patents its technology, inventions, and improvements that it considers important to the development of its business. A patent gives the patent holder the right to exclude any unauthorized use of the subject matter of the patent in those jurisdictions in which a patent is granted. Cornerstone owns or in-licenses dozens of U.S. and foreign patents and patent applications with expiration dates ranging from 2028 through 2042, not including potential patent term extensions. Cornerstone also has obtained U.S. orphan drug designation for CPI-613® (devimistat) in the treatment of pancreatic cancer, AML, MDS, Burkitt’s Lymphoma, Peripheral T-cell Lymphoma (PTCL), soft tissue sarcoma, and biliary cancer.

Cornerstone maintains U.S. and international trademarks covering its lead development compounds (CPI-613® (devimistat) and Telaglenastat (CB-839)). U.S. and international trademarks are also maintained for potential brand names of devimistat that could be used if it were to receive regulatory approval permitting commercialization.

Rafael Medical Devices patents its technology, inventions, and improvements that it considers important to the development of its business and seeks to expand its intellectual property portfolio. As of September 16, 2023, Rafael Medical Devices had filed the following patent application related to its devices with the USPTO and PCT: Patent application entitled, Compression Anchor Systems, Devices, Instruments, Implants and Methods of Assembly and Use; and patent application entitled Videoscopic Arthroscopic Instruments, Devices, and Systems and Methods of Use and Assembly.

Day Three Labs Manufacturing, a majority-owned subsidiary of Day Three Labs, owns several families of US and international patents and patent applications related the service it provides to other third-party manufacturers to increase the bioavailability of cannabinoids. Day Three Labs Manufacturing has also filed for trademark protection over the use of the term UNLOKT, which it uses as the brand name for the other third-party manufacturers’ cannabinoids processed using its technology.

Additional patent applications may be filed as development progresses across the Portfolio Companies as deemed to be in its best interest.

MANUFACTURING

The Portfolio Companies do not own or operate, and currently have no plans to establish, any manufacturing facilities or fill-and-finish facilities. The Pharmaceutical Companies currently rely, and expect to continue to rely, on third parties for the manufacture of their product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that they may commercialize. The Pharmaceutical Companies obtain supplies from these established contract manufacturers on a purchase-order basis and do not have long-term supply arrangements in place. The Pharmaceutical Companies do not currently have arrangements in place for a redundant supply of bulk drug substance or drug product, however, they may seek to add that capability if they move toward commercialization of specific candidates. For all of the product candidates, the Pharmaceutical Companies intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and the formulation and fill-and-finish.

Cyclo is developing its lead product candidate, Trappsol® Cyclo™, for the proposed treatment of Niemann-Pick Disease, Type C1. The company owns all manufacturing and commercial rights to the product and manufactures using a validated, commercial-scale process using a team of contract manufacturing service providers.

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

Rafael Medical Devices optimizes supply chains and manufacturing on a device per device basis focusing on quality, time, and cost. At present, Rafael Medical Devices does not own or operate manufacturing facilities. Rafael Medical Devices management has relationships with top tier manufacturers that it leverages on an as-needed basis.

Day Three Labs Manufacturing, a majority-owned subsidiary of Day Three, provides a processing service to other third-party manufacturers for which it processes cannabinoids together with proteins using commercially available filtration equipment. Proteins used by Day Three Labs Manufacturing are obtained from established commercial manufacturers. Cannabinoids are acquired, owned, managed and held by the other third-party manufacturers for whom Day Three Labs Manufacturing provides processing services, and those manufacturers exclusively manage and control the process of obtaining and taking custody of the material from state-licensed growers and extractors as well as controlling the overall process of manufacturing, marketing, and distributing their final products. All processing services take place at other third-party manufacturers’ state-licensed cannabis facilities, and Day Three Labs Manufacturing does not manage or take ownership, custody or control of the cannabinoids being processed, but rather provides their technology to other third-party manufacturers as a processing service.

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

Our holding in Israel is a condominium portion of an office building built in 2004 located in the Har Hotzvim section of Jerusalem, Israel. The condominium is one floor comprising approximately 12,400 gross square feet including 24 indoor parking spaces. Har Hotzvim is a high-tech industrial park located in northwest Jerusalem. It is the city’s main zone for science-based and technology companies, among them Intel, Teva and Mobileye. As of July 31, 2024, the space is fully leased to two tenants; one of which is an IDT subsidiary.

Depreciation expense of property, plant and equipment was $137 thousand and $78 thousand as of July 31, 2024 and 2023, respectively. Depreciation expense for the year ended July 31, 2024 includes depreciation of acquired assets from the Day Three Acquisition and Cornerstone Acquisition.

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

EMPLOYEES

As of November 5, 2024, Rafael Holdings and its subsidiaries had 28 full-time and 3 part-time employees.

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

We may need to raise additional capital for operations and in order for stockholders to realize increased value on our securities. In the event the merger is consummated with Cyclo (the “Merger”) and if the current Phase III trial for Trappsol® Cyclo™ is successful, we may need to raise capital for the manufacturing, distribution and commercialization of Trappsol® Cyclo™. Given the current global economy and other factors, if we need to raise additional capital, there can be no assurance that we will be able to obtain the necessary funding on commercially reasonable terms in a timely fashion or at all. Failure to receive the funding could have a material adverse effect on our business, prospects, and financial condition.

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

As of July 31, 2024, we held approximately $2.7 million in cash and cash equivalents, approximately $63.3 million in short-term available-for-sale securities, $0.4 million in third-party and related party receivables, approximately $0.5 million in interests receivable, and $2.5 million in investment in hedge funds. Investments in hedge funds carry a degree of risk, as there can be no assurance that we will be able to redeem any hedge fund investments at any time or that our investment managers will be able to accurately predict the course of price movements of securities and other instruments and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. Our passive interests in other entities are not currently liquid, and we cannot assure that we will be able to liquidate them when we desire, or ever. As a result of these different market risks, our holdings of cash, cash equivalents, and investments could be materially and adversely affected.

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

Risks Related to our Pharmaceuticals Business

Our future success may depend significantly on results of Cyclo Therapeutics’ Phase III trial for Trappsol® Cyclo™. If Cyclo is unable to successfully develop, gain regulatory approval for or commercialize its product candidates or experiences significant delays in doing so, our business will be materially harmed.

We have invested a significant amount of capital in Cyclo. Our dependence on the success of Trappsol® Cyclo™ and the need for additional capital will increase if the merger is consummated and the Phase III trial for Trappsol® Cyclo™ is successful.

The success of Trappsol® Cyclo™ is beyond our and Cyclo’s control, and the drug development and regulatory approval processes could cause significant delay or prevent Cyclo from obtaining regulatory approval or commercializing Trappsol® Cyclo™ or any other product candidates. If Cyclo is unable to develop, obtain regulatory approval for, or, if approved, successfully commercialize its product candidates, we may not be able to generate sufficient revenue to continue our business.

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

Our business strategy includes elements for our subsidiaries and entities in which we invest to identify, create and test compounds, and to advance clinical testing of those and other compounds. A significant portion of the research that the Pharmaceutical Companies are conducting involves new compounds and drug discovery methods and suitable drug delivery systems, including the Pharmaceutical Companies’ proprietary technology. The drug discovery that the Pharmaceutical Companies are conducting using the Pharmaceutical Companies’ proprietary technology may not be successful in identifying compounds that are useful in treating cancer or other ailments. The Pharmaceutical Companies’ research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

●	the research methodology used may not be successful in identifying appropriate biomarkers, potential product candidates or effective carrier systems to confer a drug delivery advantage;

●	potential product candidates may, on further study, be shown to not be effective, have harmful side effects or other characteristics that indicate that they are unlikely to be medicines that will receive regulatory approval and achieve market acceptance.

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

Conducting nonclinical and preclinical testing and clinical trials represents a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, and novelty of the program, and often can be several years or more per development program. Delays associated with programs for which the Pharmaceutical Companies are conducting nonclinical and preclinical studies may cause them to incur additional operating expenses. The commencement and rate of completion of nonclinical and preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

●	inability to generate sufficient nonclinical and preclinical or other in vivo or in vitro data to support the initiation of clinical studies;

●	timely completion of nonclinical and preclinical laboratory tests, animal studies, and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;

●	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before each trial may be initiated;

●	delays in reaching a consensus with regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials;

●	delays in reaching agreement on acceptable contractual terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

●	delays in identifying, recruiting and training suitable clinical investigators;

●	delays in recruiting eligible patients to participate in clinical trials;

●	delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of product candidates for use in clinical trials;

●	insufficient or inadequate supply or quality of product candidates or other materials necessary for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;

●	imposition of a temporary or permanent clinical hold by regulatory authorities;

●	developments on trials conducted by competitors for related technology or medical products that raise FDA or foreign regulatory authority concerns about risk to patients of the technology broadly, or if the FDA or a foreign regulatory authority finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

●	delays in recruiting, screening and enrolling patients and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

●	difficulty collaborating with patient groups and investigators;

●	failure by CROs, other third parties or the Pharmaceutical Companies to adhere to clinical trial protocols;

●	failure by CROs, other third parties or the Pharmaceutical Companies to perform in accordance with the FDA’s or any other regulatory authority’s good laboratory practices, or GLPs, good clinical practice requirements, or GCP, or other applicable regulatory guidelines in other countries;

●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits, or occurrence of adverse events in a clinical trial of the same class of agents conducted by other companies;

●	changes to the clinical trial protocols;

●	clinical sites deviating from trial protocols or dropping out of a trial;

●	changes in regulatory requirements and guidance, or data from an ongoing or other studies, that require amending or submitting new clinical protocols;

●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

●	selection of inclusion and/or exclusion criteria that significantly inhibit the ability to recruit patients into clinical trials;

●	selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;

●	the cost of clinical trials of the Pharmaceutical Companies’ product candidates being greater than anticipated;

●	interruptions of and/or delays in the clinical trials of the Pharmaceutical Companies’ product candidates and the potential impact of such interruptions or delays on a product candidate’s development program and the validity of clinical data result from a product candidate’s development program;

●	clinical trials of the Pharmaceutical Companies’ product candidates producing negative or inconclusive results, which may result in our or their deciding, or regulators requiring us, to amend clinical trial protocols, conduct additional clinical trials or abandon development of such product candidates;

●	transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization, or CMO, and delays or failure by CMOs or the Pharmaceutical Companies to properly implement or make any necessary changes to such manufacturing processes; and

●	third parties being unwilling or unable to satisfy their contractual obligations to us or the Pharmaceutical Companies.

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

Further, conducting clinical trials in foreign countries, as the Pharmaceutical Companies may do for their product candidates, presents additional risks that may delay completion of clinical trials. These risks include the failure of patients enrolled in clinical trials in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, the utilization of alternative standards of care in foreign countries and the failure to conduct foreign clinical trials according to standards of care that FDA considers comparable to the standards of care in the US, failure of the Pharmaceutical Companies to persuade the FDA as to the scientific robustness and clinical acceptability of the data from any such foreign clinical trials, managing additional administrative burdens associated with foreign regulatory schemes, as well as political, economic, and public health risks relevant to such foreign countries.

Moreover, principal investigators for the Pharmaceutical Companies’ clinical trials may serve as scientific advisors or consultants to the Pharmaceutical Companies from time to time and receive compensation in connection with such services. Under certain circumstances, the Pharmaceutical Companies may be required to report some of these relationships to the FDA or state authorities or comparable foreign regulatory authorities. The FDA or state authorities or comparable foreign regulatory authority may conclude that a financial relationship between the Pharmaceutical Companies and a principal investigator has created a conflict of interest or otherwise affected conduct of the study or interpretation of the study results. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site, and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of regulatory approval of one or more product candidates.

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

Enrollment may be particularly challenging for some of the orphan diseases the Pharmaceutical Companies target in the Pharmaceutical Companies’ programs. In addition, there may be limited patient pools from which to draw for clinical studies. In addition to the rarity of some diseases, the eligibility (inclusion and exclusion) criteria of the Pharmaceutical Companies’ clinical studies will further limit the pool of available study participants as they may require that patients have specific characteristics that they can measure or to assure their disease is either severe enough or not too advanced to include them in a study. In addition, some of the Pharmaceutical Companies’ competitors may have ongoing clinical trials for product candidates that are in development to treat the same indications as the Pharmaceutical Companies’ product candidates, and patients who would otherwise be eligible for the Pharmaceutical Companies’ clinical trials may instead enroll in clinical trials of the Pharmaceutical Companies’ competitors’ product candidates and therefore be ineligible or otherwise unwilling to enroll in the Pharmaceutical Companies’ clinical trials.

Patient enrollment is also affected by other factors including:

●	size and nature of the patient population;

●	severity of the disease under investigation;

●	availability and efficacy of approved drugs for the disease under investigation;

●	patient eligibility (inclusion and exclusion) criteria for the trial in question as defined in the protocol;

●	perceived risks and benefits of the product candidate under study;

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or future product candidates being investigated for the indications the Pharmaceutical Companies are investigating;

●	delays in or temporary suspension of the enrollment of patients in planned clinical trials due to the COVID-19 pandemic or other public health emergencies;

●	ability to obtain and maintain patient consents;

●	patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients; and

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion, including as a result of contracting COVID-19 or other health conditions or being forced to quarantine, or, because they may be late-stage cancer patients or have other conditions and will not survive the full durations of the clinical trials.

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

The Pharmaceutical Companies’ product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could preclude further development, prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

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

In addition, many compounds that initially showed promise in early-stage testing for treating cancer or other indications have later been found to cause side effects that prevented further development of the compound. Further, we expect that certain product candidates will be used in patients that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Patients treated with oncology product candidates may also be undergoing surgical, radiation and/or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to the product candidate but may still impact the risk-benefit profile of the product candidate and the success of clinical trials. The inclusion of critically ill patients in clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. It may be very challenging, or even impossible, for the Pharmaceutical Companies to demonstrate that any such deaths or other adverse events are traceable to other therapies or medications that such patients may be using or to the gravity of such patients’ illnesses, in which case the FDA or analogous regulatory authorities may attribute any such deaths or other adverse events to the Pharmaceutical Companies’ product candidate being studied in the clinical trial.

If significant adverse events or other side effects are observed in any of the Pharmaceutical Companies’ current or future clinical trials, the Pharmaceutical Companies may have difficulty recruiting patients to the clinical trials, patients may drop out of such trials, or they may be required to abandon the trials or their development efforts of a product candidate altogether. The Pharmaceutical Companies, the FDA, other comparable regulatory authorities or an IRB may suspend or halt clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to inadequate clinical benefit and/or unacceptable health risks or adverse side effects.

Further, if any of the Pharmaceutical Companies’ product candidates obtains regulatory approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a number of potentially significant negative consequences, including, but not limited to:

●	regulatory authorities may suspend, limit or withdraw approvals of such product, or seek an injunction against its manufacture or distribution;

●	regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

●	the Pharmaceutical Companies may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;

●	the Pharmaceutical Companies may be required to develop and implement a risk evaluation and mitigation strategy, or REMS, which could include, among other things, a medication guide outlining the risks of such side effects for distribution to patients, and potentially limitations or even restrictions on prescribing, dispensing, and/or distribution;

●	the Pharmaceutical Companies may be subject to fines, injunctions or the imposition of criminal penalties;

●	we and/or the Pharmaceutical Companies could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

Any of these events could prevent the Pharmaceutical Companies from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm the standing and reputation of the Pharmaceutical Companies among health-care providers and patients, and could seriously harm our business.

Interim, “top-line,” and preliminary data from clinical trials that we announce or publish from time to time may have limited clinical significance, if any, and may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we and/or the Pharmaceutical Companies may publicly disclose preliminary or top-line data from preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following study completion and a more comprehensive review of the data related to the particular study or trial. We and/or the Pharmaceutical Companies may also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we or they may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results reported may differ significantly from future results of the same studies, or different conclusions or considerations may qualify such results and/or limit the clinical significance and clinical conclusions that can be drawn from them, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Even complete data from an individual study or clinical trial may be evaluated different and result in different conclusions based upon subsequent data from a subsequently completed study. In addition, the full study results from all clinical trials are subject to FDA review, and the FDA may draw materially different conclusions than those reached by us or the Pharmaceutical Companies. As a result, top-line data should be viewed with caution until the final data are available, and then, until the full study results have been completely evaluated by the FDA.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success or failure of later preclinical studies or clinical trials, and interim results of preclinical studies or clinical trials do not necessarily predict success in future clinical trials. Many companies in the biopharmaceutical industry, including Cornerstone, have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and the Pharmaceutical Companies could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or even completed. We and the Pharmaceutical Companies have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the product candidates. Even if we or the Pharmaceutical Companies, or future collaborators, believe that the results of clinical trials for the Pharmaceutical Companies’ product candidates warrant regulatory approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant regulatory approval of the Pharmaceutical Companies’ product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in standards of care in different geographical locations, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants. If the Pharmaceutical Companies fail to receive positive results in clinical trials of the Pharmaceutical Companies’ product candidates, the development timeline and regulatory approval and commercialization prospects for the Pharmaceutical Companies’ most advanced product candidates, and, correspondingly, our or the Pharmaceutical Companies’ business and financial prospects would be negatively impacted.

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

The FDA or any foreign regulatory authorities can delay, limit or deny approval of the Pharmaceutical Companies’ product candidates or require them to conduct additional nonclinical and preclinical or clinical testing or abandon a program for multiple reasons in their sole discretion, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of clinical trials;

●	the Pharmaceutical Companies may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication(s);

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	serious and unexpected drug-related side effects experienced by participants in clinical trials or by individuals using drugs similar to the Pharmaceutical Companies’ product candidates may result in negative regulatory conclusions regarding a product candidate’s safety profile;

●	the Pharmaceutical Companies may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA or comparable foreign regulatory authorities may disagree with the Pharmaceutical Companies’ interpretation of data from preclinical studies or clinical trials;

●	the data collected from clinical trials of the Pharmaceutical Companies’ product candidates may not be acceptable or sufficient to support the submission of a NDA or other comparable submission or to obtain regulatory approval in the United States or elsewhere, and the Pharmaceutical Companies may be required to conduct additional clinical studies;

●	the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling, manufacturing, and/or the specifications of the Pharmaceutical Companies’ product candidates;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which the Pharmaceutical Companies contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in the Pharmaceutical Companies failing to obtain regulatory approval to market their product candidates, which would significantly harm our business, results of operations and prospects. In addition, even if the Pharmaceutical Companies were to obtain approval, regulatory authorities may approve any of their product candidates for fewer or more limited indications or less advantageous labeling than requested, may grant approval contingent on the performance of costly post-marketing clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS, which may be required to assure safe use of the drug after approval. The FDA or the applicable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than originally requested, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Even if regulatory approval were to be secured, payors in the US responsible for coverage and reimbursement determinations and foreign authorities responsible for drug pricing determinations may not provide adequate coverage or reimbursement or approve the prices the Pharmaceutical Companies intend to charge for any approved products. Any of the foregoing scenarios could materially harm the commercial prospects for the Pharmaceutical Companies product candidates.

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

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FFDCA. Section 505(b)(2) of the FFDCA permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), when applicable under the FFDCA, would allow an NDA submitted to the FDA to rely in part on data in the public domain and the FDA’s prior conclusions regarding the safety and effectiveness of a previously-approved product, which could expedite the development program for certain of the Pharmaceutical Companies’ product candidates by potentially decreasing the amount of nonclinical and preclinical and/or clinical data that they would need to generate in order to obtain FDA approval.

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

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing and making available the drug will be recovered from sales in the United States. Cornerstone has received ODD for CPI-613 (devimistat) for the treatment of pancreatic cancer, acute myeloid leukemia, myelodysplastic syndrome, Burkitt’s lymphoma, peripheral T-cell lymphomas, soft tissue sarcoma, and biliary cancer. Cyclo received orphan drug for the treatment of NPC1 by the FDA for its Trappsol® product.

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

Even if the Pharmaceutical Companies obtain ODD for a product candidate, they may not be able to obtain or maintain orphan drug exclusivity for that product candidate. The Pharmaceutical Companies may not be the first to obtain regulatory approval of any product candidate for which they have obtained ODD for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. If one or more third-party sponsor is the first to receive approval for an alternative product(s) for the same orphan-designated indication as the Pharmaceutical Companies’ product candidate, even if FDA were to conclude that the Pharmaceutical Companies’ product candidate is not the “same drug” as the alternative product(s), the prior approval(s) of such alternative product(s) could result in a delay in the regulatory review of the Pharmaceutical Companies’ product candidate and/or requests for the conduct of additional clinical trials that may further delay the prospects for any approval of the Pharmaceutical Companies’ product candidate. In addition, exclusive marketing rights in the United States may be limited if the Pharmaceutical Companies seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if they are unable to ensure that they will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Further, even if the Pharmaceutical Companies obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active ingredients may be approved for the same condition, and competitors also potentially could secure approval of the same drug for different non-orphan conditions. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products, and, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA used this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. In response to the COVID-19 pandemic, subsequent variants or comparable public health emergencies in the future, FDA and foreign regulatory authorities may adopt similar restrictions or other policy measures. Such measures may create additional backlogs on inspections of manufacturing facilities. In addition, in response to the COVID-19 pandemic, subsequent variants or comparable public health emergencies, clinical trial sites, including hospitals and medical centers among others, may significantly limit or even halt clinical trials, which could significantly impede the ability to recruit for or even conduct clinical trials during such a public health emergency, which could have a material adverse effect on our and/or the Pharmaceutical Companies’ business. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process the Pharmaceutical Companies’ regulatory submissions, which could have a material adverse effect on our business.

Even if the Pharmaceutical Companies receive regulatory approval for any product candidate, they will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

Any regulatory approvals that the Pharmaceutical Companies may receive for their product candidates will require the regular submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups or patient populations, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of a product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for the Pharmaceutical Companies’ products will be subject to extensive and ongoing regulatory requirements and associated personnel and financial commitments. These requirements include submissions of safety and other post-marketing information and reports, maintenance of cGMP compliance at and registrations for all manufacturing facilities, as well as continued compliance with GCP requirements for any clinical trials that are conducted post-approval. Manufacturers of approved products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. Later discovery of previously unknown problems with marketed products, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;

●	restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;

●	fines, restitutions, disgorgement of profits or revenue, warning letters, untitled letters or holds on clinical trials;

●	refusal by the FDA to approve pending applications or supplements to approved applications filed by the Pharmaceutical Companies or suspension or revocation of approvals;

●	product seizure or detention, or refusal to permit the import or export of the Pharmaceutical Companies’ products; and

●	injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our or the Pharmaceutical Companies’ ability to commercialize their product candidates and generate revenue and could require the Pharmaceutical Companies to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of the Pharmaceutical Companies’ product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2020 United States Presidential Election impacted our business and industry. Namely, the Trump Administration took several Executive Actions, including the issuance of a number of Executive Orders, that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be rescinded and replaced under the current or future Administrations. The policies and priorities of any Administration and the U.S. Congress are unknown and could materially impact the regulations governing the Pharmaceutical Companies’ product candidates. If we or the Pharmaceutical Companies are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or they are not able to maintain regulatory compliance, we or they may be subject to enforcement action and we or they may not achieve or sustain profitability.

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

We and the Pharmaceutical Companies are dependent upon third parties for a variety of functions. These arrangements may not provide us with the benefits we expect.

We and the Pharmaceutical Companies rely on third parties to perform a variety of functions. We are party to numerous agreements that place substantial responsibility on clinical research organizations, or CROs, contract manufacturing organizations, or CMOs, consultants, and other service providers for the development of the Pharmaceutical Companies’ product candidates. We also rely on medical and academic institutions to perform aspects of the Pharmaceutical Companies’ clinical trials of product candidates. In addition, an element of our research and development strategy has been to in-license technology and product candidates from academic and government institutions in order to minimize or eliminate investments in early research. We may not be able to enter new arrangements without undue delays or expenditures or on favorable terms, if at all, and these arrangements may not allow us to compete successfully. Moreover, if third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or applicable protocols, the Pharmaceutical Companies’ product candidates may not be approved for marketing or such approval and commercialization may be delayed. If that occurs, our collaborators will not be able, or may be delayed in their efforts, to seek regulatory approval for or commercialize the Pharmaceutical Companies’ product candidates.

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

Factors that may inhibit the Pharmaceutical Companies’ efforts to commercialize their medicines on our or their own include:

●	the Pharmaceutical Companies’ inability to recruit and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future medicines in accordance with approved labeling;

●	the lack of complementary medicines to be offered by sales personnel, which may put them at a competitive disadvantage relative to companies with more extensive product lines;

●	the Pharmaceutical Companies’ inability to equip medical and sales personnel with compliant and effective materials, including medical and sales literature, to help them educate physicians and other healthcare providers regarding applicable diseases and any products that receive regulatory approval;

●	the failure of the Pharmaceutical Companies, and/or any other third parties to whom sales, marketing, reimbursement and distribution services are outsourced, to develop and distribute compliant medical and sales literature in accordance with any labeling that is approved or to adhere to the scope of such literature when communicating with physicians and other health care professionals regarding any products that receive regulatory approval;

●	the Pharmaceutical Companies’ inability to develop or obtain sufficient operational functions to support our commercial activities; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If the Pharmaceutical Companies enter into arrangements with third parties to perform sales, marketing, reimbursement and distribution services, their product revenue or the profitability of product revenue to them are likely to be lower than if the Pharmaceutical Companies were to market and sell any medicines that they develop themselves. In addition, the Pharmaceutical Companies may not be successful in entering into arrangements with third parties to sell and market their product candidates or may be unable to do so on terms that are favorable. We and the Pharmaceutical Companies likely will have little control over such third parties’ allocation of resources, and any of them may fail to devote the necessary resources and attention to sell and market the Pharmaceutical Companies’ medicines effectively. If the Pharmaceutical Companies do not establish sales and marketing capabilities successfully, either on their own or in collaboration with third parties, the Pharmaceutical Companies will not be successful in commercializing their product candidates.

The companies in which we hold interests face substantial competition, and if competitors develop and market technologies or products more rapidly than those companies do or that are more effective, safer or less expensive than the product candidates that those companies develop, our commercial opportunities will be negatively impacted.

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary and novel products and product candidates. The development and commercialization of new drug products is highly competitive. We and the Pharmaceutical Companies face competition with respect to current product candidates, and we and the Pharmaceutical Companies and our and their collaborators will face competition with respect to any product candidates that they or their collaborators may seek to develop or commercialize in the future, from major pharmaceutical companies and specialty biopharmaceutical companies worldwide. There are a number of large biopharmaceutical companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which the Pharmaceutical Companies are developing their product candidates, such as pancreatic cancer and acute myelogenous leukemia among others. Some of these competitive products and therapies are based on scientific approaches that are similar to our or the Pharmaceutical Companies’ approach. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing and commercialization.

The Pharmaceutical Companies that are developing their product candidates for the treatment of cancer may compete against a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy, and cancer drugs are frequently prescribed off-label by healthcare professionals based upon their independent medical judgement and expertise. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic or biosimilar basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. The Pharmaceutical Companies expect that if their product candidates are approved, they will be priced at a significant premium over competitive generic or biosimilar products. This may make it difficult for the Pharmaceutical Companies to achieve their business strategy of using their product candidates in combination with existing therapies or replacing existing therapies with their product candidates following any regulatory approvals.

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

Cyclo is focused on a cure for NPC1 and faces competition from Actelion, a subsidiary of Johnson & Johnson Orphazyme, a public company based in Denmark, Zevra Therapeutics, Inc., Mandos Health, Azafaros and IntraBio among others.

LipoMedix faces competition from, among others, (i) other liposome and nanomedicine products in solid tumors (for example, Doxil (Janssen), Onivyde (Ipsen), and Abraxane (Celgene)); (ii) other non-liposomal chemotherapeutic drugs in gastrointestinal malignancies recently developed or under development (for example, TAS-102 (Taiho) in colorectal cancer); (iii) biological therapy (including small molecule kinase inhibitors) recently developed or under development for colon cancer (for example, Regorafenib (Bayer)); (iv) immunotherapy approaches in gastrointestinal malignancies (for example, Merck USA), antibodies and/or vaccinations; and (v) other companies such as Roche.

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

Many of the Pharmaceutical Companies’ competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than the Pharmaceutical Companies do. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated among a smaller number of the Pharmaceutical Companies’ competitors. Smaller and other clinical stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies and research institutes. These third parties compete with us and the Pharmaceutical Companies in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, the Pharmaceutical Companies’ programs.

Even if the Pharmaceutical Companies or their collaborators are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which would harm our and the Pharmaceutical Companies’ business.

The commercial success of the Pharmaceutical Companies’ product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of the Pharmaceutical Companies’ product candidates will be covered and paid for, following regulatory approval, if any, by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, the Pharmaceutical Companies, or any future collaborators, may not be able to successfully commercialize the Pharmaceutical Companies’ product candidates in the event they receive regulatory approval. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, the Pharmaceutical Companies, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or the Pharmaceutical Companies’ investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us or the Pharmaceutical Companies to provide scientific and clinical support for the use of their products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We and the Pharmaceutical Companies cannot be sure that coverage will be available for any product candidate that they, or any future collaborator, commercializes and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to federal and/or state laws that govern imports of drugs from countries such as Canada where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any of the Pharmaceutical Companies’ product candidates for which they, or any future collaborator, obtain regulatory approval could significantly harm our and the Pharmaceutical Companies’ operating results, our and the Pharmaceutical Companies’ ability to raise capital needed to commercialize products, and our and the Pharmaceutical Companies’ overall financial condition.

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

We and the Pharmaceutical Companies and their collaborators face an inherent risk of product liability exposure related to the testing of the Pharmaceutical Companies’ product candidates in human clinical trials and will face an even greater risk if the Pharmaceutical Companies commercially sell any medicines that the Pharmaceutical Companies may develop that secure regulatory approval. If the Pharmaceutical Companies or us or their or our collaborators cannot successfully defend ourselves or themselves against claims that the Pharmaceutical Companies’ product candidates or medicines caused injuries, the Pharmaceutical Companies and we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or medicines that the Pharmaceutical Companies may develop;

●	injury to the Pharmaceutical Companies’ reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend the related litigation;

●	substantial monetary awards to trial participants or patients;

●	loss of revenue;

●	reduced resources of the Pharmaceutical Companies’ management to pursue the Pharmaceutical Companies’ business strategy, and diverted time and attention from executing on that strategy; and

●	the inability to commercialize any medicines that the Pharmaceutical Companies may develop.

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

We and the Pharmaceutical Companies are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials and wastes. The Pharmaceutical Companies’ operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. The Pharmaceutical Companies’ operations also produce hazardous waste products. The Pharmaceutical Companies generally contract with other third parties for the disposal of these materials and wastes. The Pharmaceutical Companies cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from their use of hazardous materials, the Pharmaceutical Companies could be held liable for any resulting damages, and any liability could exceed their resources. The Pharmaceutical Companies also could incur significant costs associated with civil or criminal fines and penalties.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay development and/or regulatory approval of the Pharmaceutical Companies’ product candidates, restrict or regulate post-approval activities and affect the Pharmaceutical Companies’ ability, or the ability of any future collaborators, to profitably sell any products for which the Pharmaceutical Companies, or they, obtain regulatory approval. We and the Pharmaceutical Companies expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage and reimbursement criteria and additional downward pressure on the price that the Pharmaceutical Companies, or any future collaborators, may receive for any approved products.

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

Since enactment of the ACA, there have been numerous executive and legal challenges and Congressional actions to repeal and replace provisions of the law. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden Administration or future Administrations or other efforts, if any, to challenge, repeal or replace the ACA, will impact the Pharmaceutical Companies’ businesses. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for the Pharmaceutical Companies’ products if they were to receive regulatory approval.

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

Pursuant to the IRA, the Centers for Medicare & Medicaid Services (CMS) selected ten drugs covered under Medicare Part D for the first cycle of negotiations for initial price applicability year 2026 and engaged in voluntary negotiations with the drug companies for the selected drugs. CMS negotiated prices for 10 drugs covered under Medicare Part D that will go into effect beginning January 1, 2026, based on negotiations and agreements reached between CMS and participating drug companies. In August 2024, CMS announced discounts ranging from 38% to 79% based upon negotiated price differences from the drugs’ 2023 list price. Currently, CMS intends to announce the next set of 15 Part D drugs selected for negotiation by February 1, 2025. It is unclear exactly how the 2024 election will impact healthcare reform measures of the existing Administration or whether a new Administration could impose other reform efforts, including what, if any, impact such changes will have on our business.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical, medical device, and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, encouraging importation of drugs from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for the Pharmaceutical Companies’ products, if approved, or put pressure on their product pricing. We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for the Pharmaceutical Companies’ product candidates, or additional pricing pressures.

We expect that healthcare reform measures that may be adopted in the future could have a material adverse effect on our and the Pharmaceutical Companies’ industry generally and on our or their ability to maintain or increase sales of any of the Pharmaceutical Companies’ product candidates that are successfully developed, receive regulatory approval for, and are commercialized.

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

If Rafael Medical Devices’ device candidates are associated with undesirable side effects or have unexpected characteristics in clinical trials when used alone or in combination with other approved or cleared devices or in combination with investigational or approved drugs, Rafael Medical Devices may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may prevent Rafael Medical Devices from achieving or maintaining market acceptance of the affected device candidate and may adversely affect Rafael Medical Devices’ and our business, financial condition, and prospects significantly.

In addition, many device candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the device candidates. If significant adverse events or other side effects are observed in any of Rafael Medical Devices’ current or future clinical trials, Rafael Medical Devices may have difficulty recruiting patients to the clinical trials, patients may drop out of such trials, or they may be required to abandon the trials or their development efforts of a device candidate altogether. Rafael Medical Devices, the FDA, other comparable regulatory authorities or an IRB or ethics committee may suspend clinical trials of a device candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to inadequate clinical benefit and/or unacceptable health risks or adverse side effects.

Further, if any of Rafael Medical Devices’ device candidates obtains regulatory approval, marketing authorization or clearance, toxicities or other serious adverse events associated with such device candidates previously not seen during clinical testing may also develop after such approval, marketing authorization, or clearance and lead to a number of potentially significant negative consequences, including, but not limited to:

●	Regulatory authorities may suspend, limit or withdraw approvals, marketing authorizations or clearances of such device, if any, or seek an injunction against its manufacture or distribution;

●	regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

●	Rafael Medical Devices may be required to change the way the device is implanted or conduct additional clinical trials or post-approval studies;

●	Rafael Medical Devices may be subject to fines, injunctions or the imposition of criminal penalties;

●	we or Rafael Medical Devices could be sued and held liable for harm caused to patients; and

●	Rafael Medical Devices and our reputation may suffer.

Any of these events could prevent Rafael Medical Devices from achieving or maintaining market acceptance of the particular device candidate, if approved, marketing authorized or cleared, as well as that of future device candidates, and could seriously harm their and our business.

Interim, “top-line” and preliminary data from preclinical studies and clinical trials that Rafael Medical Devices announce or publish from time to time may may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we and/or Rafael Medical Devices may publicly disclose preliminary or top-line data from preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following study completion and a more comprehensive review of the data related to the particular study or trial. We and/or Rafael Medical Devices may also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we or they may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results reported may differ significantly from future results of the same or future studies, or different conclusions or considerations may qualify such results and/or limit the clinical significance and clinical conclusions that can be drawn from them, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we and/or Rafael Medical Devices previously published. Even complete data from an individual study or clinical trial may be evaluated different and result in different conclusions based upon subsequent data from a subsequently completed study. In addition, the full study results from all clinical trials are subject to FDA review, and the FDA may draw materially different conclusions than those reached by us or Rafael Medical Devices. As a result, top-line data should be viewed with caution until the final data are available, and then, until the full study results have been completely evaluated by the FDA.

From time to time, we and/or Rafael Medical Devices may also disclose interim data from preclinical studies or clinical trials. Interim data from preclinical studies and clinical trials are subject to the risk that one or more of the preclinical or clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from such clinical trials continue other treatments for their condition. Adverse differences between preliminary or interim data and final data could materially adversely affect our and Rafael Medical Devices’ business prospects.

Further, others, including regulatory agencies, may not accept or agree with our or Rafael Medical Devices’ assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular device development program, the approvability or commercialization of the particular device candidate or device, and our and Rafael Medical Devices’ companies in general. In addition, the information we or they choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line, or preliminary data that we or Rafael Medical Devices report differs from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, Rafael Medical Devices’ ability to obtain approval, marketing authorization or clearance for, and commercialize, their device candidates may be adversely affected, which could materially adversely affect our and Rafael Medical Devices’ business, financial condition, and results of operations.

Results of preclinical studies and early clinical trials may not be predictive of results of future preclinical studies and clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the success or failure of later preclinical studies and clinical trials, and interim results of preclinical studies and clinical trials do not necessarily predict success in future preclinical studies and clinical trials. Many companies in the medical device industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and Rafael Medical Devices could face similar setbacks. The design of a clinical trial can determine whether its results will support approval, marketing authorization or clearance of a device candidate, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or even completed. Rafael Medical Devices has limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval, marketing authorization or clearance. In addition, clinical data are often susceptible to varying interpretations and analyses. Many medical device companies that believed their device candidates performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval, marketing authorization or clearance for the device candidates. Even if Rafael Medical Devices, or future collaborators, believe that the results of clinical trials for Rafael Medical Devices’ device candidates warrant regulatory approval, marketing authorization or clearance, the FDA or comparable foreign regulatory authorities may disagree and may not grant regulatory approval, marketing authorization or clearance of Rafael Medical Devices’ device candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same device candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in standards of care in different geographical locations, differences in the size and type of the patient populations, differences in the standard of care in different geographical locations, changes in and adherence to the treatment regimen and other elements of the clinical trial protocol, and the rate of dropout among clinical trial participants. If Rafael Medical Devices fails to receive positive results in clinical trials of Rafael Medical Devices’ device candidates, the development timeline and regulatory approval, marketing authorization or clearance and commercialization prospects for Rafael Medical Devices’ most advanced device candidates, and, correspondingly, our and Rafael Medical Devices’ business and financial prospects, would be negatively impacted.

The regulatory approval, marketing authorization and clearance processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable, and if Rafael Medical Devices is ultimately unable to obtain regulatory approval or clearance for their device candidates, their business will be substantially harmed.

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

The PMA approval, the De Novo classification, and the 510(k) clearance process can be expensive, lengthy, and uncertain. The FDA’s 510(k) clearance process usually takes from three to twelve months, but can last longer, and the De Novo classification process generally can be comparable. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance and De Novo classification processes and generally takes from six to eighteen months, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort, and cost, we and Rafael Medical Devices cannot assure you that any particular device candidate will be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory approvals, marketing authorizations, or clearances could harm our and Rafael Medical Devices’ business.

Any modification to any 510(k)-cleared product, if any, that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of any such device, would require Rafael Medical Devices to obtain a new 510(k) marketing clearance and may even, in some circumstances, require the submission of a De Novo request or a PMA application, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. Rafael Medical Devices may make changes to a 510(k)-cleared product, if any, in the future that Rafael Medical Devices may determine does not require a new 510(k) clearance, De Novo marketing authorization, or PMA approval. If the FDA disagrees with Rafael Medical Devices’ decision not to seek a new 510(k) clearance, De Novo marketing authorization, or PMA approval for changes or modifications to any existing devices and requires new clearances, marketing authorizations, or approvals, Rafael Medical Devices may be required to recall and stop marketing any products as modified, if any, which could require Rafael Medical Devices to redesign its products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. If there is any delay or failure in obtaining required clearances or approvals or if the FDA requires Rafael Medical Devices to go through a lengthier, more rigorous examination for future device candidates or modifications to existing devices, if any, than Rafael Medical Devices had expected, Rafael Medical Devices’ ability to introduce new or enhanced devices in a timely manner would be adversely affected, which in turn would result in delayed or no realization of revenue from such device enhancements or new devices and could also result in substantial additional costs which could decrease Rafael Medical Devices’ profitability.

The FDA can delay, limit or deny approval, marketing authorization or clearance of a device for many reasons, including:

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

In addition, the FDA may change its approval, marketing authorization and clearance policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval, marketing authorization, or clearance of Rafael Medical Devices’ future device candidates or impact Rafael Medical Devices’ ability to modify approved, marketing authorized, or cleared devices, if any, on a timely basis. Even after approval, marketing authorization, or clearance for Rafael Medical Devices’ products is obtained, they and the products are subject to extensive postmarket regulation by the FDA, including with respect to advertising, marketing, labeling, manufacturing, distribution, import, export, and clinical evaluation.

Rafael Medical Devices is also required to timely file various reports with regulatory agencies for any device that has received approval, marketing authorization, or clearance. If these reports are not timely filed, regulators may impose sanctions, and sales of Rafael Medical Devices’ products may suffer, and they and we may be subject to product liability or regulatory enforcement actions, all of which could harm their and our business. In addition, if Rafael Medical Devices initiates a correction or removal for a device that receives approval, marketing authorization, or clearance, if any, issues a safety alert, or undertakes a field action or recall to reduce a risk to health posed by any such device, Rafael Medical Devices may be required to submit a report to the FDA, and in many cases, to other regulatory agencies. Such reports could lead to increased scrutiny by the FDA, other comparable regulatory agencies, and Rafael Medical Devices’ customers regarding the quality and safety of their devices, and to negative publicity, including FDA alerts, press releases, or administrative or judicial actions. Furthermore, the submission of these reports has been and could be used by competitors against Rafael Medical Devices in competitive situations and cause customers to delay purchase decisions or cancel orders, which would harm their and our reputation and business.

The FDA, state, and foreign regulatory authorities have broad enforcement powers. Rafael Medical Devices’ failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory agencies, which may include any of the following sanctions:

●	adverse publicity, warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties;

●	repair, replacement, refunds, recalls, termination of manufacturing and/or distribution, administrative detention or seizures of a device(s) that receives approval, marketing authorization or clearance, if any;

●	operating restrictions, partial suspension or total shutdown of production;

●	customer notifications or repair, replacement or refunds;

●	refusing Rafael Medical Devices’ requests for 510(k) clearance, De Novo classification or PMA approvals or foreign regulatory approvals of new device candidates, new intended uses or modifications to existing devices, if any;

●	withdrawals of current 510(k) clearances, De Novo classifications or PMAs or foreign regulatory approvals, resulting in prohibitions on sales of any Rafael Medical Devices’ device(s) that receives approval, marketing authorization or clearance, if any;

●	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and

●	criminal prosecution.

Any of these sanctions could also result in higher than anticipated costs or lower than anticipated sales of any Rafael Medical Devices’ device(s) that receives approval, marketing authorization, or clearance and adversely affect their and our business, results of operations, and financial condition.

Even if Rafael Medical Devices receives regulatory approval, marketing authorization, or clearance for any device candidate, they will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

Any regulatory approvals, marketing authorizations, or clearances that Rafael Medical Devices may receive for their device candidates will require the regular submission of reports to regulatory authorities and surveillance to monitor the safety and effectiveness of the medical device, may contain significant limitations related to use restrictions for specified age groups or patient populations, warnings, precautions or contraindications, and may include burdensome post-approval study requirements. If the FDA or a comparable foreign regulatory authority approves, issues a marketing authorization for, or clears a device candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for Rafael Medical Devices’ devices, if any, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, maintenance of cGMP compliance at and registrations for all manufacturing facilities, as well as continued compliance with GCP requirements for any clinical trials that are conducted post-approval. Manufacturers of approved devices and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. Later discovery of previously unknown problems with marketed devices, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of any Rafael Medical Devices’ device that receives approval, marketing authorization or clearance, if any, withdrawal of the device from the market or voluntary or mandatory device recalls;

●	requirements to conduct post-marketing studies or clinical trials;

●	fines, restitutions, disgorgement of profits or revenue, warning letters, untitled letters or holds on clinical trials;

●	refusal by the FDA to approve or clear pending applications or supplements to approved, marketing authorized or cleared applications filed by Rafael Medical Devices or suspension or revocation of approvals, if any;

●	product seizure or detention, or refusal to permit the import or export of Rafael Medical Devices’ devices; and

●	injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit Rafael Medical Devices’ ability to commercialize their device candidates and generate revenue and could require Rafael Medical Devices to expend significant time and resources in response and could generate negative publicity.

In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval, marketing authorization, or clearance of Rafael Medical Devices’ device candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the 2020 United States Presidential Election impacted our business and industry. Namely, the Trump Administration took several Executive Actions, including the issuance of a number of Executive Orders, that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of applications seeking approval, marketing authorization, or clearance of device candidates. It is difficult to predict whether or how these orders will be rescinded and replaced under the Biden Administration or future Administrations. The policies and priorities of any Administration and the U.S. Congress are unknown and could materially impact the regulations governing Rafael Medical Devices’ device candidates. If we or Rafael Medical Devices are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or they are not able to maintain regulatory compliance as a result of a changing regulatory landscape or otherwise, we or they may be subject to enforcement action, may lose any regulatory approval(s), marketing authorization(s), or clearance(s) that we or they obtain, if any, or fail to obtain new regulatory approvals, marketing authorizations, or clearances, and we and they may not be able to achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations.

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

Rafael Medical Devices and their collaborators and we face an inherent risk of product liability exposure related to the testing and manufacturing of Rafael Medical Devices’ device candidates in human clinical trials and will face an even greater risk if Rafael Medical Devices or they commercially sell any medical devices that Rafael Medical Devices or they may develop that secure regulatory approval, marketing authorization, or clearance. Rafael Medical Devices’ device candidates are designed to affect, and any future devices will be designed to affect, important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with Rafael Medical Devices’ device candidates or devices could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot assure you that we and Rafael Medical Devices will not face product liability claims. We and Rafael Medical Devices may be subject to product liability claims if Rafael Medical Devices’ device candidates or devices cause, or merely appear to have caused, patient injury or death, even if such injury or death was as a result of supplies or components that are produced by third-party suppliers. Product liability claims may be brought against us by consumers, healthcare providers or others selling or otherwise coming into contact with Rafael Medical Devices’ products, among others. If Rafael Medical Devices or their collaborators, or we, cannot successfully defend themselves or ourselves against product liability claims that Rafael Medical Devices’ device candidates or devices caused injuries, Rafael Medical Devices and we could incur substantial liabilities and reputational harm. Regardless of merit or eventual outcome, liability claims may result in:

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

Although Rafael Medical Devices and we maintain product liability and/or clinical study liability insurance coverage that they and we believe is appropriate, this insurance is subject to deductibles and coverage limitations, and it may not be adequate to cover all liabilities that Rafael Medical Devices may incur. Rafael Medical Devices’ and our current product liability insurance may not continue to be available to them or us on acceptable terms, if at all. If Rafael Medical Devices or we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, they or we could be exposed to significant liabilities. We anticipate that Rafael Medical Devices will need to increase their insurance coverage as they continue to run clinical trials and if they successfully commercialize any device that receives regulatory approval, marketing authorization, or clearance. Insurance coverage in this setting is increasingly expensive. Rafael Medical Devices or we may not be able to maintain insurance coverage at a reasonable cost, if at all, or in an amount adequate to protect them or us against any product liability claim that may arise. In addition, if one of Rafael Medical Devices’ collaboration partners were to become subject to product liability claims or were unable to successfully defend themselves against such claims, any such collaboration partner could be more likely to terminate such relationships and could potentially seek indemnification from Rafael Medical Devices, and therefore substantially limit the commercial potential of Rafael Medical Devices’ device candidates. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could adversely affect our and Rafael Medical Devices’ business, results of operations, and financial condition.

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

Risks Related to Reliance on Third Parties

The Portfolio Companies currently rely on, and plan to rely on in the future, third parties to conduct and support their preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, the Portfolio Companies and may not be able to obtain regulatory approval of or commercialize their product candidates.

The Portfolio Companies have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support their preclinical studies and clinical trials under written agreements. The Portfolio Companies will generally have to negotiate budgets and contracts with CROs, trial sites, and CMOs, and they may not be able to do so on favorable terms, if at all, which may result in delays to anticipated development timelines and increased costs.

We expect that the Portfolio Companies will rely heavily on these third parties over the course of their preclinical studies and clinical trials, and they will control only certain aspects of their activities. As a result, the Portfolio Companies will have less direct control over resource allocations and thus the conduct, timing, and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if they were relying entirely upon their own staff. Nevertheless, the Portfolio Companies are responsible for ensuring that each of their studies is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. The Portfolio Companies and these third parties are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections, both announced and unannounced, of trial sponsors, principal investigators, trial sites, and manufacturing sites, and the corresponding books and records of such parties.

If the Pharmaceutical Companies or Rafael Medical Devices or any of these third parties fail to comply with applicable GLP or GCP regulations, the preclinical data generated in their preclinical studies and/or the clinical data generated in their clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require them to repeat clinical trials and/or to perform additional preclinical studies and/or clinical trials before approving any marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of the Pharmaceutical Companies’ or Rafael Medical Devices’ preclinical studies and/or clinical trials comply with the GLP or GCP regulations. In addition, such clinical trials must be conducted with pharmaceutical product or a medical device produced under applicable cGMP and QSR regulations and will require a large number of test patients. The Pharmaceutical Companies’ or Rafael Medical Devices’ failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require them to repeat clinical trials and/or to perform additional clinical studies, which would delay the regulatory approval process. Moreover, their and our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting the Pharmaceutical Companies’ or Rafael Medical Devices’ preclinical studies and clinical trials will not be their employees and, except for remedies available to them under their agreements with such third parties, the Portfolio Companies cannot control whether or not any third-party personnel will devote sufficient time and resources to the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates. These third parties may also have relationships with other commercial entities, including competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the preclinical and/or clinical data they obtain is compromised due to the failure to adhere to preclinical or clinical protocols or regulatory requirements or for other reasons, the Pharmaceutical Companies’ and Rafael Medical Devices’ preclinical studies and clinical trials may be extended, delayed or terminated, and they may not be able to complete development of, obtain regulatory approval of, or successfully commercialize their product candidates or device candidates. As a result, their and our financial results and commercial prospects would be adversely affected, their and our costs could increase, and their and our ability to generate revenue could be delayed.

The Portfolio Companies currently rely and expect to rely in the future on the use of manufacturing suites in third-party facilities or on third parties to manufacture the Portfolio Companies’ product candidates and device candidates, and they may rely on third parties to produce and process their products, if approved. The Portfolio Companies’ business could be adversely affected if they are unable to use third-party manufacturing suites or if the third-party manufacturers fail to provide them with sufficient quantities of our product candidates or device candidates or fail to do so in a cGMP-compliant manner, at acceptable quality levels or at acceptable prices.

The Portfolio Companies do not currently own any facility that may be used as a clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates. The Portfolio Companies have not yet caused their product candidates or device candidates to be manufactured on a commercial scale and may not be able to do so. We expect that the Portfolio Companies will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of their product candidates and device candidates, and they may not be able to do so on favorable terms.

The facilities used by contract manufacturers to manufacture product candidates or approved products must also be approved by the FDA or other comparable foreign regulatory authorities following inspections for any such approved products that generally will be conducted after the Pharmaceutical Companies or Rafael Medical Devices submit an application to the FDA or other comparable foreign regulatory authorities. Such inspections also could occur, for other products being manufactured by contract manufacturers, before the Pharmaceutical Companies or Rafael Medical Devices submit an application to the FDA or other comparable foreign regulatory authorities, and any adverse regulatory findings from such inspections could adversely impact a contract manufacturer’s ability to be a contract manufacturer for the Portfolio Companies. The Portfolio Companies may not directly control the manufacturing process of, and may be completely dependent on, contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of product candidates and device candidates and of any products that receive regulatory approval or clearance. Beyond periodic audits, the Portfolio Companies have no direct control over the ability of their contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. Nevertheless, the Portfolio Companies are responsible for ensuring that all manufacturing is conducted in accordance with the applicable cGMP or QSR and other legal and regulatory requirements and scientific standards, and the Portfolio Companies’ reliance on third parties does not relieve them of their regulatory responsibilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of any approved or cleared products or if they withdraw any approval in the future, the Portfolio Companies may need to find alternative manufacturing facilities, which would require the incurrence of significant additional time and costs and materially adversely affect the ability to develop, obtain regulatory approval or clearance for or market any product candidates or device candidates, if approved or cleared. Similarly, if any third-party manufacturers on which the Pharmaceutical Companies or Rafael Medical Devices rely fail to manufacture quantities of their product candidates or device candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows them to achieve profitability, their and our business, financial condition, and prospects could be materially and adversely affected.

The anticipated reliance on a limited number of third-party manufacturers exposes the Portfolio Companies and us to a number of risks, including the following:

●	the Pharmaceutical Companies and Rafael Medical Devices may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and the FDA must inspect any manufacturers for applicable cGMP and QSR compliance as part of the Pharmaceutical Companies’ and Rafael Medical Devices’ marketing applications;

●	a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates;

●	third-party manufacturers might be unable to timely manufacture Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates or produce the quantity and quality required to meet their clinical and commercial needs, if any;

●	contract manufacturers may not be able to execute the Pharmaceutical Companies’ and Rafael Medical Devices’ manufacturing procedures and other logistical support requirements appropriately;

●	future contract manufacturers may not perform as agreed, may not devote sufficient resources to the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates, or may not remain in the contract manufacturing business for the time required to supply clinical trials or to successfully produce, store, and distribute approved or cleared products, if any;

●	manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies and foreign regulatory authorities to ensure strict compliance with cGMP and QSR and other government regulations and corresponding foreign standards, and the Portfolio Companies have no direct control over third-party manufacturers’ compliance with these regulations and standards, although the Portfolio Companies’ reliance on third parties does not relieve them of their regulatory responsibilities;

●	the Portfolio Companies may not own, or may have to share, the intellectual property rights to any improvements made by any third-party manufacturers in the manufacturing process for the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates;

●	third-party manufacturers could breach or terminate their agreements with us, the Pharmaceutical Companies or Rafael Medical Devices;

●	raw materials and components used in the manufacturing process, particularly those for which the Portfolio Companies have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;

●	contract manufacturers and critical reagent suppliers may be subject to public health emergencies, inclement weather, as well as natural or man-made disasters; and

●	contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and the Pharmaceutical Companies and Rafael Medical Devices will have no direct control over contract manufacturers’ ability to maintain adequate quality control, quality assurance, and qualified personnel, although the Pharmaceutical Companies’ and Rafael Medical Devices’ reliance on third parties does not relieve them of their regulatory responsibilities.

The Portfolio Companies’ business could be materially adversely affected by business disruptions caused by third-party providers that could materially adversely affect their and our potential future revenue and financial condition and increase their and our costs and expenses. Each of these risks could delay or prevent the completion of the Pharmaceutical Companies’ and Rafael Medical Devices’ clinical trials or the approval of any of the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates by the FDA or comparable foreign regulatory authorities, result in higher costs, or adversely impact commercialization of any product candidates in the event that they were to receive regulatory approval or clearance.

The Portfolio Companies may, in the future, form or seek collaborations or strategic alliances or enter into licensing arrangements, and the Portfolio Companies may not realize the benefits of such collaborations, alliances or licensing arrangements.

The Portfolio Companies may, in the future, form or seek strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that they believe will complement or augment their development and commercialization efforts with respect to the Pharmaceutical Companies’ product candidates, any future product candidates that we or they may develop, Rafael Medical Devices’ device candidates, and any future device candidates that we or they may develop. Any of these relationships may require the Portfolio Companies or us to incur non-recurring and other charges, increase near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our or their management and business.

In addition, we and the Portfolio Companies face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we and the Portfolio Companies may not be successful in our or their efforts to establish a strategic partnership or other alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy and obtain regulatory approval or clearance.

Further, collaborations involving the Portfolio Companies’ product candidates and device candidates are subject to numerous risks, which may include the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;

●	collaborators may not pursue development and commercialization of the Portfolio Companies’ product candidates or device candidates or may elect not to continue or renew development or commercialization of their product candidates or device candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate or device candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate or device candidate for clinical testing;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates;

●	a collaborator with marketing and distribution rights to one or more product candidates or device candidates may not commit sufficient resources to their marketing and distribution in the event that they were to receive regulatory approval or clearance;

●	collaborators may not properly maintain or defend our or the Portfolio Companies’ intellectual property rights or may use our or their intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our or their intellectual property or proprietary information or expose us or them to potential liability;

●	disputes may arise between us and/or the Portfolio Companies and a collaborator that cause the delay or termination of the research, development or commercialization of a product candidate or device candidate, or that result in costly litigation or arbitration that diverts management attention and resources;

●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates or device candidates; and

●	collaborators may own or co-own intellectual property covering our or the Portfolio Companies’ products that results from our or their collaborating with them, and in such cases, we and they would not have the exclusive right to commercialize such intellectual property.

As a result, if we or the Portfolio Companies enter into future collaboration agreements and strategic partnerships or out-license the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our or their existing operations and company culture, which could delay our or their timelines or otherwise adversely affect our or their business. We and the Portfolio Companies also cannot be certain that, following a strategic transaction or license, we or they will achieve the revenue or specific net income that justifies such transaction. Furthermore, if conflicts arise between our or their future corporate or academic collaborators or strategic partners and us or them, the other party may act in a manner adverse to us or them and could limit our or their ability to implement our or their strategies. Any delays in entering into future collaborations or strategic partnership agreements related to our or their product candidates or device candidates could delay the development and commercialization of our or their product candidates and device candidates in certain geographies for certain indications, which would harm our and their business prospects, financial condition and results of operations.

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

The Pharmaceutical Companies’ and Rafael Medical Devices’ relationships with customers, physicians, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. These laws may impact, among other things, their clinical research program, as well as their proposed and future sales, marketing, and education programs. In particular, the promotion, sales, and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. The Portfolio Companies may also be subject to federal, state, and foreign laws governing the privacy and security of identifiable patient information. The U.S. healthcare laws and regulations that may affect their ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully, offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that may be alleged to be intended to induce prescribing, purchases or recommendations, include any payments of more than fair market value, and may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;

●	federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal government programs that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, including federal healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act and the civil monetary penalties statute;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, and their respective business associates that perform services for them that involve the use or disclosure of individually identifiable protected health information, as well as their covered subcontractors, including breach notification regulations;

●	new regulations adopted by the Securities and Exchange Commission, or SEC, effective December 18, 2023, that require greater disclosure regarding cybersecurity risk management, strategy and governance, as well as disclosure of material cybersecurity incidents, which may require reporting of a cybersecurity incident before its impact has been fully assessed or the underlying issue has been remediated, which could divert management’s attention from incident response and could potentially reveal system vulnerabilities to threat actors, and for which failure to timely report such incidents under these or other similar rules could also result in monetary fines, sanctions or other forms of liability.

●	analogous state data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, medical and financial information, and other information, including data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information, as well as the California Consumer Privacy Act or CCPA, which, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals numerous rights relating to their personal information that may affect companies’ ability to use personal information or share it with business partners, and the California Privacy Rights Act, or CPRA, which expands the scope of the CCPA, imposes new restrictions on behavioral advertising, and establishes a new California Privacy Protection Agency that will enforce the law and issue regulations, and became “operative” on January 1, 2023, with a 12-month “lookback provision” applicable to personal data collected on or after January 1, 2022, and the various state laws and regulations may be more restrictive and not preempted by United States federal laws;

●	analogous foreign data protection laws, including among others the EU General Data Protection Regulation, or the GDPR, EU member states’ implementing legislation, and the UK GDPR, which imposes data protection requirements that include strict obligations and restrictions on the ability to collect, analyze, and transfer EEA or UK personal data, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total worldwide annual turnover of the preceding financial year), with legal requirements in foreign countries relating to the collection, storage, processing, and transfer of personal data continuing to evolve and varying widely across jurisdictions; and

●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, such reporting obligations include payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse-midwives.

The Portfolio Companies may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and vary significantly from the federal laws. For example, they may be subject to the following: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug and device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring the registration of pharmaceutical and device sales and medical representatives; and state and foreign laws, such as the GDPR governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Additionally, they may be subject to federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of the Portfolio Companies’ business activities, or their arrangements with physicians, could be subject to challenge under one or more of such laws. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we and the Portfolio Companies take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us or them from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our and their business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our or their business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If the Pharmaceutical Companies or Rafael Medical Devices or their respective employees, independent contractors, consultants, commercial partners, and vendors violate these laws, they and we may be subject to investigations, enforcement actions and/or significant penalties, including the imposition of significant civil, criminal, and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if they or we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of the Pharmaceutical Companies’ and Rafael Medical Devices’ operations, any of which could adversely affect their ability to operate their business and their and our results of operations. In addition, the approval or clearance, if any, and commercialization of any of the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates outside the United States will also likely subject them and us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Risks Related to Intellectual Property

If we or the companies in which we hold interests are unable to adequately maintain or protect our proprietary technology and product candidates and device candidates and services, if the scope of the patent protection obtained is not sufficiently broad, or if the terms of patents are insufficient to protect product candidates, device candidates, services or technologies for an adequate amount of time, competitors could develop and commercialize technology and products similar or identical to that technology or those product candidates, device candidates and services, and our ability to successfully commercialize technology or product candidates, device candidates or services may be materially impaired.

We and the companies in which we hold interests rely primarily upon a combination of patents, trademarks, trade secret protection, and other intellectual property rights as well as nondisclosure, confidentiality, and other contractual agreements to protect our intellectual property related to our brands, product candidates and device candidates, services, and other proprietary technologies. Our success depends on our ability to develop, manufacture, market, and sell our product candidates and device candidates, if approved, and our delivery of services and use of proprietary technologies without alleged or actual infringement, misappropriation or other violation of the patents and other intellectual property rights of third parties. There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the biopharmaceutical industry. We cannot assure you that our product candidates and device candidates, services or technologies will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing our product candidates or device candidates if they receive approval or clearance or our services or technologies. There may also be issued patents or pending patent applications that we are aware of, but that we think are irrelevant to our product candidates or device candidates, which may ultimately be found to be infringed by the manufacture, sale, or use of our product candidates or device candidates, services or technologies. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our patent portfolio may thus have no deterrent effect. In addition, many of our product candidates have a complex structure that makes it difficult to conduct a thorough search and review of all potentially relevant third-party patents. Because we have not yet conducted a formal freedom to operate analysis for patents related to our product candidates or device candidates, we may not be aware of issued patents that a third party might assert are infringed by one of our current or future product candidates or device candidates, which could materially impair our ability to commercialize our product candidates or device candidates if they receive regulatory approval or clearance. Even if we diligently search third-party patents for potential infringement by our products or product candidates, or devices or device candidates, we may not successfully find patents that our products or product candidates or devices or device candidates may infringe. If we are unable to secure and maintain freedom to operate, others could preclude us from commercializing our product candidates or device candidates.

The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or products and may choose not to pursue patent protection in certain jurisdictions, and, under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope and, in any event, any patent protection we obtain may be limited. As a result, in some jurisdictions, some of our products currently or in the future may not be protected by patents. We generally apply for patents in those countries where we intend to make, have made, use, offer for sale, or sell products and where we assess the risk of infringement to justify the cost of seeking patent protection. However, we may not accurately predict all the countries where patent protection would ultimately be desirable. If we fail to timely file a patent application in any such country or major market, we may be precluded from doing so at a later date. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop competing products and, further, may export otherwise infringing products to territories in which we have patent protection that may not be sufficient to terminate infringing activities. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

Furthermore, we cannot guarantee that any patents will be issued from any pending or future owned or licensed patent applications, or that any current or future patents will be valid or enforceable or provide us or them with any meaningful protection or competitive advantage. Even if issued, existing or future patents may be challenged, including with respect to ownership, narrowed, invalidated, held unenforceable or circumvented, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for our product candidates or device candidates. Moreover, should we be unable to obtain meaningful patent coverage for clinically relevant infusion rates in jurisdictions with commercially significant markets, our ability to extend and reinforce patent protection for these product candidates in those jurisdictions may be adversely impacted, which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for those product candidates. Other companies may also design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us or them the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our products or practicing our patented technology.

The patent positions of biopharmaceutical companies can be highly uncertain and involve complex legal, scientific, and factual questions for which important legal principles remain unresolved. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights may be uncertain. The standards that the United States Patent and Trademark Office, or the USPTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly. Changes in either the patent laws, implementing regulations or the interpretation of patent laws may diminish the value of our rights and the rights of the companies in which we hold interests. The legal systems of certain countries do not protect intellectual property rights to the same extent as the laws of the United States, if at all, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. For example, patent laws in various jurisdictions, including significant commercial markets such as Europe, restrict the patentability of methods of treatment of the human body more than United States law does. In addition, many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country, or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which makes it difficult to stop infringement.

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

Third parties may challenge any existing patent or future patent that is owned or licensed by us through adversarial proceedings in the issuing offices or in court proceedings, including as a response to any assertion of our patents against them. In any of these proceedings, a court or agency with jurisdiction may find our patents invalid and/or unenforceable, or, even if valid and enforceable, insufficient to provide protection against competing products and services sufficient to achieve our business objectives. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or reexamination by the USPTO if a third party asserts a substantial question of patentability against any claim of a U.S. patent we own or license. The adoption of the Leahy-Smith America Invents Act, or the Leahy-Smith Act, in September 2011 established additional opportunities for third parties to invalidate U.S. patent claims, including inter partes review and post-grant review proceedings. Outside of the United States, patents we own or license may become subject to patent opposition or similar proceedings, which may result in loss of scope of some claims or the entire patent. In addition, such proceedings are very complex and expensive and may divert our management’s attention from our core business. If any of our patents are challenged, invalidated, or circumvented by third parties or otherwise limited or expire prior to the commercialization of our products, services or technologies, and if we do not own or have exclusive rights to other enforceable patents protecting our products, services or other technologies, competitors and other third parties could market products and use processes that are substantially similar, or superior, to ours and theirs, and our business would suffer.

The entities in which we hold interests or in which we may invest may not make necessary payments or take other actions to protect intellectual property or other rights that they own, license or have acquired from third parties, which could result in the loss or impairment of those rights and the reduction of the value of our interests.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

●	others may be able to develop products that are similar to, or better than, ours in a way that is not covered by the claims of our patents;

●	we might not have been the first to conceive or reduce to practice the inventions covered by our patents or pending patent applications;

●	we might not have been the first to file patent applications for our inventions;

●	any patents that we obtain may not provide us or them with any competitive advantages or may ultimately be found invalid or unenforceable; and/or

●	we may not develop additional proprietary technologies that are patentable.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. We currently in-license certain intellectual property from third parties to be able to use such intellectual property in our products and product candidates and to aid in our research activities. In the future, we may in-license intellectual property from additional licensors. We may rely on certain of these licensors to file and prosecute patent applications and maintain, or assist us in the maintenance of, patents and otherwise protect the intellectual property we license from these licensors. We may have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted diligently or in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We may have limited control over the manner in which our licensors initiate, or support our efforts to initiate, an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us or them. If we or our licensors fail to adequately protect this intellectual property, our ability to develop and commercialize product candidates and products and device candidates and devices, if any receive regulatory approval or clearance, could suffer.

We and the companies in which we hold interests may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming, and unsuccessful.

Competitors may infringe, misappropriate or otherwise violate the patents, trademarks, copyrights, trade secrets or other intellectual property of us or the companies in which we hold interests, or those of our licensors. To counter infringement, misappropriation, unauthorized use or other violations, we may be required to file legal claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

We and the companies in which we hold interests may not be able to prevent, alone or with our licensees or any future licensors, infringement, misappropriation or other violations of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us or them alleging that we infringe their patents. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party or a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates or device candidates, services or technologies. Such a loss of patent protection could harm our business. In addition, in a patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from exploiting the claimed subject matter at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from exploiting its technology on the grounds that our patents do not cover such technology. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making, using, importing, and selling similar or competitive products, services, or technologies. Any of these occurrences could adversely affect our competitive business position, business prospects, and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question or has not infringed them. In this case, we could ultimately be forced to cease use of such trademarks.

In any infringement, misappropriation or other intellectual property litigation, any award of monetary damages we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings. We may not be able to detect or prevent misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Our business could be harmed if in litigation the prevailing party does not offer us or them a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

Our commercial success and that of the companies in which we hold interests depends significantly on our ability to operate without infringing upon the intellectual property rights of third parties.

The biopharmaceutical industry is subject to rapid technological change and substantial litigation regarding patent and other intellectual property rights. Our competitors and those of the companies in which we hold interests, in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use, and sell our product candidates, device candidates, services, and technologies. Numerous third-party patents exist in the fields relating to our products and services, and it is difficult for industry participants, including us and them, to identify all third-party patent rights relevant to our product candidates, device candidates, services, and technologies. As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates or device candidates, services or technologies may give rise to claims of infringement of the patent rights of others. Moreover, because some patent applications are maintained as confidential for a certain period of time, we cannot be certain that third parties have not filed patent applications that cover our product candidates, device candidates, services, and technologies. Therefore, it is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our product candidates, device candidates, services or technologies, or to obtain licenses or cease certain activities.

Patents could be issued to third parties that we may ultimately be found to infringe. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing products using our technology. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, any final product itself if it received regulatory approval, or our device candidates, the holders of any such patents may be able to block our ability to commercialize the product candidate or device candidate unless we obtain a license under the applicable patents, or until such patents expire or they are determined to be held invalid or unenforceable. Our failure to obtain or maintain a license to any technology that we require to develop or commercialize our current and future product candidates and device candidates, may materially harm our business, financial condition, and results of operations. Furthermore, we would be exposed to a threat of litigation.

From time to time, we may be party to, or threatened with, litigation or other proceedings with third parties, including non-practicing entities, who allege that our or product candidates, components of our product candidates, device candidates, components of our device candidates, services, and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. The types of situations in which we may become a party to such litigation or proceedings include:

●	we and our collaborators may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties or to obtain a judgment that our product candidates, device candidates, or processes do not infringe those third parties’ patents;

●	we and our collaborators may participate at substantial cost in International Trade Commission proceedings to abate importation of third-party products that would compete unfairly with our products;

●	if our competitors file patent applications that claim technology also claimed by us or our licensors, we or our licensors may be required to participate in interference, derivation or opposition proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third party with a dominant patent position;

●	if third parties initiate litigation claiming that our processes or product candidates or those of the companies in which we hold interests, infringe their patent or other intellectual property rights, we, they and our collaborators will need to defend against such proceedings;

●	if third parties initiate litigation or other proceedings, including inter partes reviews, oppositions or other similar agency proceedings, seeking to invalidate patents owned by or licensed to us or the companies in which we hold interests, or to obtain a declaratory judgment that their products, services, or technologies do not infringe our patents or patents licensed to us or them, we will need to defend against such proceedings;

●	we may be subject to ownership disputes relating to intellectual property, including disputes arising from conflicting obligations of consultants or others who are involved in developing our product candidate; and

●	if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our processes or product candidates or those of the companies in which we hold interests infringe or misappropriate its patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.

These lawsuits and proceedings, regardless of merit, are time-consuming and expensive to initiate, maintain, defend or settle, and could divert the time and attention of managerial and technical personnel, which could materially adversely affect our business and that of the companies in which we hold interests. Any such claim could also force us to do one or more of the following:

●	incur substantial monetary liability for infringement or other violations of intellectual property rights, which we may have to pay if a court decides that the product candidate, service, or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay up to treble damages and the third party’s attorneys’ fees;

●	pay substantial damages to our customers or end users and those of the companies in which we hold interests to discontinue use or replace infringing technology with non-infringing technology;

●	stop manufacturing, offering for sale, selling, using, importing, exporting or licensing the product or technology incorporating the allegedly infringing technology or stop incorporating the allegedly infringing technology into such product, service, or technology;

●	obtain from the owner of the infringed intellectual property right a license, which may require us to pay substantial upfront fees or royalties to sell or use the relevant technology and which may not be available on commercially reasonable terms, or at all;

●	redesign our product candidates, services, and technology and those of the companies in which we hold interests so they do not infringe or violate the third party’s intellectual property rights, which may not be possible or may require substantial monetary expenditures and time;

●	enter into cross-licenses with our competitors and those of the companies in which we hold interests, which could weaken our overall intellectual property position;

●	lose the opportunity to license our technology that of the companies in which we hold interests to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;

●	find alternative suppliers for non-infringing products and technologies, which could be costly and create significant delay; or

●	relinquish rights associated with one or more of our patent claims or those of the companies in which we hold interests, if those claims are held invalid or otherwise unenforceable

Some of our competitors and those of the companies in which we hold interests may be able to sustain the costs of complex intellectual property litigation more effectively than we can because those competitors have substantially greater resources. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity, adversely impact prospective customers, cause product shipment delays, or prohibit us or them from manufacturing, marketing or otherwise commercializing our products, services, and technology. Any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operation, financial condition or cash flows.

In addition, we may indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our product candidates or device candidates, services or technologies. Third parties may assert infringement claims against our customers or distributors. These claims may require us or them to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers or distributors, or may be required to obtain licenses for the product candidates, or services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products or services.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information and that of the companies in which we hold interests could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the price of our common stock. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. The occurrence of any of these events may have a material adverse effect on our business, results of operation, financial condition or cash flows.

If we and the companies in which we hold interests are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

In addition to patent and trademark protection, we and the companies in which we hold interests also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Because we expect to rely on third parties to manufacture our product candidates and device candidates, and we expect to continue to collaborate with third parties on the development of our product candidates and device candidates, we must, at times, share trade secrets with them. We seek to protect our respective trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them prior to disclosing our proprietary information, such as our consultants and vendors, or our former or current employees. These agreements typically limit the rights of third parties to use or disclose our confidential information, including our trade secrets. We also enter into confidentiality and invention assignment agreements with our employees and consultants. Despite these efforts, however, any of these parties may breach the agreements and disclose our trade secrets and other unpatented or unregistered proprietary information, and once disclosed, we are likely to lose trade secret protection. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to enforce trade secret protection. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business, operating results, and financial condition. Additionally, we cannot be certain that competitors will not gain access to our trade secrets and other proprietary confidential information or independently develop substantially equivalent information and techniques.

Changes in patent law could diminish the value of patents in general, thereby impairing the ability of us and the companies in which we hold interests to protect our respective existing and future product candidates, device candidates and processes.

As is the case with other biopharmaceutical companies, our success and that of the companies in which we hold interests is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith Act was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switched the United States patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had conceived or reduced to practice the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-to-file provisions, became effective on March 16, 2013. It is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and pending patent applications. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We and the companies in which we hold interests cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

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

If we and the companies in which we hold interests do not obtain patent term extensions in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation with respect to our product candidates and device candidates, thereby potentially extending the term of marketing exclusivity for such product candidates and device candidates, our business may be harmed.

In the United States, a patent that covers an FDA-approved drug, biologic or medical device may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration, and conditions of FDA regulatory approval of our and the companies in which we hold interests product candidates and device candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to a maximum of five years beyond the normal expiration of the patent if the patent is eligible for such an extension under the Hatch-Waxman Act as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (and potentially additional indications approved during the period of extension) covered by the patent. This extension is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request.

We and the companies in which we hold interests may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Even if we are granted such extension, the duration of such extension may be less than our request, and the patent term may still expire before or shortly after we receive FDA regulatory approval. If we are unable to extend the expiration date of our existing patents or obtain new patents with longer expiry dates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products following our patent expiration and launch their product earlier than might otherwise be the case.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection and that of the companies in which we hold interests could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, device candidates, processes or technologies, we may not be able to stop a competitor from marketing products that are the same as or similar to our own or theirs, which would have a material adverse effect on our business.

If our trademarks and trade names and those of the companies in which we hold interests are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We and the companies in which we hold interests have not yet registered trademarks for a commercial trade name for all of our product candidate(s) or device candidates, including in the United States or elsewhere. During trademark registration proceedings, our trademark application(s) may be rejected. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidate(s) or device candidate(s) in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA.

Our registered or unregistered trademarks or trade names and those of the companies in which we hold interests may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential partners or customers in our markets of interest. In addition, third parties have used trademarks similar and identical to our trademarks in foreign jurisdictions, and have filed or may in the future file for registration of such trademarks. If such third parties succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. In any case, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

We and the companies in which we hold interests may not be able to adequately protect our intellectual property rights throughout the world.

Certain of our key patent families and those of the companies in which we hold interests have been filed in the United States, as well as in numerous jurisdictions outside the United States. However, our intellectual property rights in certain jurisdictions outside the United States may be less robust. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. For example, the requirements for patentability may differ in certain countries, particularly developing countries, and we may be unable to obtain issued patents that contain claims that adequately cover or protect our current or future product candidates or device candidates, services or technologies. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market current or future product candidates or device candidates. Consequently, we may not be able to prevent third parties from practicing our technology in all countries outside the United States, or from selling or importing products made using our technology in and into those other jurisdictions where we do not have intellectual property rights. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop such competitors’ own products and may also export infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our product candidates or device candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent such competitors from competing. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain and enforce adequate intellectual property protection for our product candidates, device candidates, services, and technologies.

We and the companies in which we hold interests may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our product candidates.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, or those of the companies in which we hold interests, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates or device candidates. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates or device candidates could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates, device candidates, or the use of our products. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates or device candidates. We may incorrectly determine that our product candidates or device candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates, device candidates, services, and technologies. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates, device candidates, services, and technologies.

If we and the companies in which we hold interests fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates or device candidates that are held to be infringing. We might, if possible, also be forced to redesign products, product candidates, devices, device candidates, or services so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us and them to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Patent terms may be inadequate to protect our competitive position and that of the companies in which we hold interests on our product candidates or device candidates for an adequate amount of time.

Patents have a limited lifespan, and the protection patents afford is limited. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Even if patents covering our product candidates and device candidates are obtained, once the patent life has expired for patents covering a product or product candidate, a device or a device candidate, we and the companies in which we hold interests may be subject to competition from competitive products and services. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Intellectual property rights do not necessarily address all potential threats to our business.

While we and the companies in which we hold interests seek broad coverage under our existing patent applications, there is always a risk that an alteration to products or processes may provide sufficient basis for a competitor to avoid infringing our patent claims. In addition, patents, if granted, expire and we cannot provide any assurance that any potentially issued patents will adequately protect our product candidates or device candidates. Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked or may lose the allowed or granted claims altogether.

In addition, the degree of future protection afforded by our intellectual property rights is uncertain because even granted intellectual property rights have limitations, and may not adequately protect our business, provide a lawful barrier to entry against our competitors or potential competitors or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our processes or technologies, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

●	others may be able to develop and/or practice processes or technologies that are similar to our processes or technologies or aspects of our processes or technologies, but that are not covered by the claims of the patents that we own or control, assuming such patents have issued or do issue;

●	we or our licensors or any future strategic partners might not have been the first to conceive or reduce to practice the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed;

●	we or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;

●	others may independently develop similar or alternative processes or technologies or duplicate any of our processes or technologies without infringing our intellectual property rights;

●	it is possible that our pending patent applications will not lead to issued patents;

●	issued patents that we own or have exclusively licensed may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	third parties performing manufacturing or testing for us using our product candidates or device candidates, including our processes and technologies, could use the intellectual property of others without obtaining a proper license;

●	parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;

●	we may not develop or in-license additional proprietary technologies that are patentable;

●	we may not be able to obtain and maintain necessary licenses on commercially reasonable terms, or at all; and

●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

We and the companies in which we hold interests may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties.

We and the companies in which we hold interests do and may employ individuals who were previously employed at universities or other biopharmaceutical companies, including our licensors, competitors or potential competitors. Although we try to ensure that our employees, consultants, and independent contractors do not use the proprietary information or know-how of others in their work for us, and we are not currently subject to any claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties, we may in the future be subject to such claims.

Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our processes, technologies, product candidates or device candidates. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees and could result in customers seeking other sources for the technologies or processes or ceasing from doing business with us.

Our intellectual property agreements and those of the companies in which we hold interests with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology.

Certain provisions in our intellectual property agreements and those of the companies in which we hold interests may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We and the companies in which we hold interests may not be successful in obtaining necessary intellectual property rights to future products through acquisitions and in-licenses.

Although we and the companies in which we hold interests intend to develop products and technology through our own internal research, we may also seek to acquire or in-license technologies to grow our product offerings and technology portfolio. However, we may be unable to acquire or in-license intellectual property rights relating to, or necessary for, any such products or technology from third parties on commercially reasonable terms or at all. In that event, we may be unable to develop or commercialize such products or technology. We may also be unable to identify products or technology that we believe are an appropriate strategic fit for our Company and protect intellectual property relating to, or necessary for, such products and technology.

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

In 2020, a strain of novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world, including throughout the United States, Europe, and Asia. The pandemic and government measures taken in response had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages occurred, clinical trials were suspended, supply chains were disrupted, and facilities and production were suspended.

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

Similar impacts could be experienced by Rafael Medical Devices in response to the COVID-19 pandemic, subsequent variants or comparable public health emergencies.

We have implemented a number of measures to protect the health and safety of our workforce, including a mandatory work-from-home policy for our workforce who can perform their jobs from home as well as restrictions on business travel and workplace and in-person meetings. We will maintain these as necessary and appropriate in response to the COVID-19 pandemic, subsequent variants or comparable public health emergencies.

As a result of the COVID-19 pandemic, subsequent variants or comparable public health emergencies, we and the Pharmaceutical Companies and Rafael Medical Devices may experience further disruptions that could severely impact our or their business, preclinical studies, and clinical trials, including:

●	difficulties or delays in initiating, enrolling, conducting or completing any planned and ongoing nonclinical and preclinical studies and clinical trials;

●	delays in receiving approval from regulatory authorities to initiate the Pharmaceutical Companies’ and Rafael Medical Devices’ planned clinical trials;

●	delays or difficulties in enrolling patients in the Pharmaceutical Companies’ and Rafael Medical Devices’ clinical trials;

●	limits or halts imposed on clinical trials and clinical trial sites, including hospitals and medical centers, among others;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of the Pharmaceutical Companies’ and Rafael Medical Devices’ clinical trials, including the diversion of hospitals serving as clinical trial sites and hospital staff supporting the conduct of clinical trials;

●	risk that participants enrolled in clinical trials or staff involved in or related to clinical trials will acquire COVID-19 or subsequent variants while the clinical trial is ongoing, which could impact the duration and results of the clinical trial, including by increasing the number of observed adverse events;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

●	prolonged government shutdowns or global health concerns preventing the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities;

●	interruption or delays in the operations of the FDA, which may impact review and approval timelines;

●	interruption of, or delays in receiving, supplies of the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates from their contract manufacturing organizations due to staffing or supply shortages, production slowdowns, global shipping delays or stoppages and disruptions in delivery systems;

●	limitations on employee resources that would otherwise be focused on the conduct of the Pharmaceutical Companies’ and Rafael Medical Devices’ preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

●	refusal of the FDA or comparable foreign regulatory authorities to accept data from clinical trials in affected geographies;

●	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our, the Pharmaceutical Companies’ and Rafael Medical Devices’ business continuity plans; and

●	delays or difficulties with equity offerings due to disruptions and uncertainties in the securities market.

Any inability by the Pharmaceutical Companies or Rafael Medical Devices to successfully initiate or complete nonclinical and preclinical studies or clinical trials could result in additional costs or impair our ability to generate revenue from future product sales of any product candidates or device candidates that were thought to be on track to receive regulatory approval or clearance.

The COVID-19 pandemic, subsequent variants or comparable public health emergencies could also negatively impact our real estate business in a number of ways, including:

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

Due to both known and unknown risks, including quarantines, closures, and other restrictions resulting from COVID-19, subsequent variants or comparable public health emergencies, our operations and those of the companies in which we have interests may be adversely impacted. Additionally, as there is an evolving nature to the COVID-19 situation, we cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic, a subsequent variant or comparable public health emergencies may have on our business, financial condition, results of operations, and cash flows. The impact will depend on future developments, such as the ultimate duration and the severity of the spread in the U.S. and globally of the COVID-19 pandemic, any subsequent variant or comparable public health emergencies, the effectiveness of federal, state, local, and foreign government actions on mitigation and spread of COVID-19, a subsequent variant or comparable public health emergencies, the pandemic’s impact on the U.S. and global economies, changes in our, the Pharmaceutical Companies’ and Rafael Medical Devices’ customers’ behavior emanating from the pandemic, a subsequent variant or comparable public health emergencies and how quickly we, the Pharmaceutical Companies and Rafael Medical Devices can resume our and their normal operations, among others. For all these reasons, we, the Pharmaceutical Companies and Rafael Medical Devices may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business.

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

Conditions in Israel, including the ongoing war between Israel and Hamas, and other conflicts in the region, may adversely affect our real estate holding and operations of our Portfolio Companies, which would lead to a decrease in revenues.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers, as well as evacuations of tens of thousands of civilians from their homes. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Furthermore, hostilities along Israel’s northern border with Hezbollah located in Lebanon and Iran have accelerated, and each of these clashes may escalate in the future into a greater regional conflict.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on our business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, for instance, a downgrade in Israel’s credit rating by rating agencies (such as the recent downgrade by Moody’s of its credit rating of Israel from A1 to A2, as well as the downgrade of its outlook rating from “stable” to “negative” and the S&P Global lowered its long-term credit rating from AA- to A+, as well as a downgrade of its short-term credit ratings from A-1+ to A-1, with an outlook on the long-term ratings “negative”, as well as the recent downgrade by Fitch Ratings of its credit rating of Israel from A+ to A, with an outlook rating of “negative”). which may have a material adverse effect on our company and our ability to effectively conduct its operations.

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

As a result of the Israeli security cabinet’s decision to declare war against Hamas, several hundred thousand Israeli reservists were drafted to perform immediate military service. Certain of our employees and consultants in Israel, in addition to employees of our service providers located in Israel, have been called for service in the current war with Hamas as of the date of this annual report, and such persons are expected may be absent for an extended period of time. As a result, operations of LipoMedix and Day Three may be disrupted by such absences, which may materially and adversely affect their business and results of operations.

The relationships between Howard S. Jonas and IDT Corporation, and Genie Energy could conflict with our stockholders’ interests.

Howard S. Jonas, Chairman of our Board of Directors and Executive Chairman and former Chief Executive Officer, is also the chairman of IDT Corporation and Chairman of the Board of Genie. These relationships may cause a conflict of interest with our stockholders.

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

Any additional product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain regulatory approval or clearance for any of the Portfolio Companies’ product candidates or device candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates or device candidates we develop. We may not carry adequate specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals and clearances, if any, could be suspended or withdrawn.

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business and that of the companies in which we hold interests effectively.

We and the Portfolio Companies and our and their other third-party vendors and collaborators receive, collect, process, use and store a large amount of information, including personal information, intellectual property, protected health and other sensitive and confidential information. This data is often accessed through transmissions over public and private networks, including the internet. The secure transmission of such information over the internet and other mechanisms is essential to maintain confidence in our and their information technology systems yet is vulnerable to unauthorized access and disclosure. We have implemented security measures, technical controls and contractual precautions designed to identify, detect and prevent unauthorized access, alteration, use or disclosure of data. We may face increased cybersecurity risks due to our reliance on internet technology and the number of employees who are working remotely, which may create additional opportunities to exploit vulnerabilities. Beyond external activity, systems that access or control access to services and databases may be compromised as a result of human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible threats or implement adequate preventive measures for all situations.

Despite the implementation of security measures, our and the Portfolio Companies’ internal computer systems and those of other third parties with which we and the Portfolio Companies collaborate and contract are vulnerable to attempted breaches of security, unauthorized disclosure of information, attacks which reduce availability of systems such as denial of service, damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, and the perception that personal and/or other sensitive or confidential information in our possession is not secure. System failures, accidents or security breaches could cause interruptions in our and the Portfolio Companies’ operations and could result in a material disruption of our and their clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in the Portfolio Companies’ regulatory approval and clearance efforts and significantly increase their costs to recover or reproduce the data and pursue regulatory approval or clearance. To the extent that any disruption or security breach were to result in a loss of, or damage to, our or the Portfolio Companies’ data or applications, or inappropriate disclosure of confidential or proprietary information, we and the Portfolio Companies could incur substantial legal liability or significant harm to our reputation, and our and their product research, development, and commercialization efforts could be delayed.

We face risks related to the protection of information that we maintain—or for which a third-party engaged to maintain information security on our behalf— including unauthorized access, acquisition, use, disclosure, or modification of such information. Cyberattacks are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect and respond to. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The techniques used in these attacks change frequently and may be difficult to detect for periods of time, and we may face difficulties in anticipating and implementing adequate preventative measures. A material cyberattack or security incident could cause interruptions in our or their operations and could result in a material disruption of our or their business operations, damage to our or their reputation, financial condition, results of operations, cash flows and prospects.

Furthermore, we, the Portfolio Companies and our third-party providers and business partners rely on electronic communications and information systems to conduct our operations. We and our third-party providers have been, and may continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate bank accounting information, passwords, or other personal information or to introduce viruses or other malware to our information systems. In October 2021, we experienced a cybersecurity incident where a related party’s email was hacked which led to payment of two invoices. As of the date of this filing, one of the invoice payments had been recovered by the Company. We continue to explore a range of steps to enhance our security protections and prevent future unauthorized activity.

Although we endeavor to mitigate these threats, such cyber-attacks against us, the Portfolio Companies or our third-party providers and business partners remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. Although we are making significant efforts to maintain the security and integrity of our information systems and are exploring various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

Risks Related to the Merger with Cyclo

The Exchange Ratio used in the Merger will be determined in accordance with a formula and is not yet knowable. The actual Exchange Ratio could be materially different than currently anticipated.

At the First Effective Time (as defined in the Notes to the consolidated financial statements), outstanding shares of Cyclo Common Stock will be automatically cancelled and retired and cease to exist, and will entitle a holder of shares of Cyclo common stock to receive shares of our Class B Common Stock in exchange for the holder’s Cyclo Common Stock equal to the Exchange Ratio. The Merger Agreement contains an illustration of the calculation of the Exchange Ratio based on the assumptions described therein. Those assumptions will likely not reflect the actual metrics as of the Closing. The actual Exchange Ratio will be based upon a price for Cyclo common stock of $.95 per share and the sum of (i) our cash, cash equivalents and marketable securities as of the Closing Date, (ii) certain other of our assets and (iii) the amounts loaned by us to Cyclo prior to closing of the Merger, less our current liabilities, divided by the total number of shares of our capital stock outstanding as of the Closing Date, including any shares issuable upon exercise or conversion of our outstanding securities with exercise or conversion prices not exceeding 150% of the then-current market price of our Class B Common Stock issued to Cyclo stockholders. Accordingly, the Exchange Ratio could be significantly higher or lower than in the illustration provided. This will impact the value of the deal to the Cyclo stockholders and the number of shares of our Class B Common Stock to be issued to the Cyclo stockholders.

Uncertainty about the Merger may adversely affect our business and stock price whether or not the Merger is completed.

We are subject to risks in connection with the announcement and pendency of the Merger, including the pendency and outcome of any legal proceedings against us, our directors and others relating to the Merger and the risks from possibly foregoing opportunities we might otherwise pursue absent the proposed Merger.

In addition, in response to the announcement of the proposed Merger, our existing or prospective suppliers or collaboration partners may:

●	delay, defer or cease providing goods or services to us;

●	delay or defer other decisions concerning us, or refuse to extend credit terms to us;

●	cease further joint development activities; or

●	otherwise seek to change the terms on which they do business with us.

While we are attempting to address these risks, our existing and prospective customers, suppliers or collaboration partners may be reluctant to purchase our products, supply us with goods and services or continue collaborations due to the potential uncertainty about the direction of our product offerings and the support and service of our products after the completion of the Merger.

While the Merger is pending, we are subject to contractual restrictions that could harm our business, operating results, and stock price.

The Merger Agreement includes restrictions on our conduct prior to the completion of the Merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and restricting us from taking certain specified actions absent prior written consent from the other party. We may find that these and other obligations in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management or Board think they may be advisable. The Merger Agreement also contains restrictions on the conduct of our business prior to the completion of the Merger, prohibiting our ability to acquire another business or restructure, reorganize or completely or partially liquidate absent the other’s prior written consent. These restrictions could adversely impact our business, operating results and stock price and the perceived acquisition value, regardless of whether the Merger is completed.

The Merger will involve substantial costs.

We have incurred and expect to continue to incur substantial costs and expenses relating to the Merger and the issuance of our Class B common stock in connection with the Merger, including, as applicable, fees and expenses payable to financial advisors, other professional fees and expenses, insurance premium costs, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. We may also incur significant costs relating to the acquisition of Cyclo, including the payment to certain holders of Cyclo’s warrants who have the right to elect to receive cash payment as a result of the Merger as well as ongoing liabilities of Cyclo that remain in the business after the Merger is completed. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Merger. In addition, if the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received by either company.

We will incur significant transaction and Merger-related transaction costs in connection with the Merger.

We expect that we will incur significant, non-recurring and operating costs in connection with consummating the Merger and funding the operations of Cyclo during the pendency of the Merger and post-closing. We will also incur additional costs to retain key employees of Cyclo under employee agreements with the merged company. We will also incur significant fees and expenses relating to legal services (including any costs that would be incurred in defending against any potential class action lawsuits and derivative lawsuits in connection with the Merger if any such proceedings are brought), accounting and other fees and costs associated with consummating the Merger. We will also incur costs in connection with the payment to certain holders of Cyclo Warrants as a result of the Merger. Some of these costs are payable regardless of whether the Merger is completed. We continue to assess the magnitude of these costs, additional unanticipated costs may be incurred in the Merger and the operation of the business of Cyclo following the Merger.

We or Cyclo may waive one or more of the closing conditions to the Merger without re-soliciting approval from our respective stockholders.

To the extent permitted by law, we or Cyclo may determine to waive, in whole or part, one or more of the conditions to our or their respective obligations to consummate the Merger. We and Cyclo expect to evaluate the materiality of any waiver and its effect on Cyclo or our stockholders in light of the facts and circumstances at the time to determine whether any amendment the Registration Statement or any re-solicitation of proxies is required in light of such waiver. Any determination as to whether to waive any condition to the consummation of the Merger, and as to whether to re-solicit the stockholders’ approval as a result of such waiver, will be made by us and Cyclo at the time of such waiver based on the facts and circumstances as they exist at that time.

We may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims could result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and results of operations.

Changes in the market prices of our Class B Common Stock may result from a variety of factors that are beyond our control.

The market value of our Class B Common Stock has fluctuated since the date of the announcement of the Merger and will continue to fluctuate to the Closing Date and following the completion of the Merger. The market value of our Class B Common Stock at the time of the closing of the Merger may vary significantly from the price of our Class B Common Stock on the date of the Merger Agreement, the date of the Registration Statement or the date of our Special Meeting. Changes in the market prices of our Class B Common Stock may result from a variety of factors that are beyond our control, including changes in our business, operations and prospects, general market conditions, regulatory considerations, governmental actions, and legal proceedings and developments.

We may not realize the anticipated benefits and cost savings of the Merger.

While we will continue to operate independently following the completion of the merger, the success of the merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from Cyclo’s businesses as a wholly owned subsidiary of ours following the Merger. Our ability to realize these anticipated benefits and cost savings is subject to certain risks, including, among others:

●	our ability to successfully operate the businesses following the closing of the Merger;

●	the risk that our businesses will not perform as expected;

●	the extent to which we will be able to realize the expected synergies, which include realizing potential savings from eliminating duplication and redundancy in overhead, adopting an optimized operating model between our company and Cyclo’s company and leveraging scale, our funding the merged company following the completion of the Merger, and creating value resulting from the Merger;

●	the reduction of cash available for operations and other uses by us;

●	the possibility of costly litigation challenging the Merger.

If we are not able to successfully integrate their businesses within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Merger may not be realized fully or may take longer to realize than expected, and we may not perform as expected.

Failure to complete the Merger could negatively impact our stock price and our future business and financial results.

Our obligations to complete the Merger are subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement. There can be no assurance that the conditions to completion of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed for any reason, our ongoing business may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

●	We may experience negative reactions from the financial markets, including negative impacts on trading prices of our Class B Common Stock and from our customers, vendors, regulators and employees;

●	We may be required to pay certain expenses incurred in connection with the Merger, whether or not the Merger is completed including the payment of up to $250,000 of expenses of the other party in certain circumstances involving a breach of the representations, warranties and covenants in the Merger Agreement;

●	the Merger Agreement places certain restrictions on the operation of our business prior to the closing of the Merger, and such restrictions, the waiver of which is subject to the consent of Cyclo, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that we would have made, taken or pursued if these restrictions were not in place; and

●	matters relating to the Merger will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us.

In addition, we could be subject to litigation related to any failure to complete the Merger or related to any proceeding to specifically enforce our obligations under the Merger Agreement. If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results and stock prices.

Third parties may terminate or alter existing contracts or relationships with us.

We have contracts with customers, vendors and other business partners which may require us, as applicable to obtain consents from these other parties in connection with the Merger. If these consents cannot be obtained, the counterparties to these contracts and other third parties with which we currently have relationships may have the ability to terminate, reduce the scope of or otherwise materially adversely alter their relationships with us in anticipation of the Merger, or with us following the Merger. The pursuit of such rights may result in our suffering additional losses, a loss of potential future revenue, incurring liabilities in connection with a breach of such agreements or losing rights that are material to our business. Any such disruptions could limit our ability to achieve the anticipated benefits of the Merger. The adverse affect of such disruptions could also be exacerbated by a delay in the completion of the Merger or the termination of the Merger.

The NYSE may not list our shares of Class B Common Stock, which could limit investors’ ability to make transactions in the shares of our Class B Common Stock and subject our Class B Common Stock to additional trading restrictions.

In connection with the Merger, in order to continue to maintain the listing of our Class B Common Stock on the NYSE, we will be required to demonstrate compliance with the NYSE’s listing requirements. We will use reasonable best efforts to cause the shares of our Class B Common Stock issuable, and required to be reserved for issuance, in connection with the Merger to be approved for listing on the NYSE, subject to official notice of issuance, prior to the Closing. We cannot provide assurance that we will be able to meet all listing requirements. Even if the shares of our Class B Common Stock are listed on the NYSE, we may be unable to maintain the listing of our securities in the future.

If we fail to meet the listing requirements and the NYSE does not list our securities on its exchange, Cyclo would not be required to consummate the Merger. In the event that Cyclo elected to waive this condition, and the Merger was consummated without our securities being listed on the NYSE or on another national securities exchange, we would face significant material adverse consequences, including:

●	a limited availability of market quotations for our Class B Common Stock;

●	reduced liquidity for our Class B Common Stock;

●	a determination that the shares of our Class B Common Stock are a “penny stock” which will require brokers trading in our Class B Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our Class B Common Stock;

●	a limited amount of news and analyst coverage; and;

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities” If the shares of our Class B Common Stock are not listed on the NYSE, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities because states are not pre-empted from regulating the sale of securities that are not covered securities.

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

Howard S. Jonas, our Chairman of our Board of Directors and our Executive Chairman, controls a majority of the voting power of our capital stock. As of October 29, 2024, Mr. Jonas has voting power over 787,163 shares of our Class A common stock (which are convertible into shares of our Class B common stock on a 1-for-1 basis) and 821,374 shares of our Class B common stock, representing approximately 51% of the combined voting power of our outstanding capital stock. Mr. Jonas will be able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

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

From time to time, we may evaluate various acquisition opportunities and strategic collaborations, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;

●	the assumption of additional indebtedness or contingent liabilities;

●	the issuance of our equity securities;

●	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

●	the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic merger or acquisition;

●	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;

●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates, devices or device candidates, and any regulatory approvals or clearances; and

●	assumption of the regulatory risks, costs, and responsibilities associated with the other party’s existing products or product candidates, devices or device candidates, and any regulatory approvals or clearances;

●	our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs. In addition, if we undertake acquisitions or pursue collaborations in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Investors may suffer dilution.

We may engage in equity financing to fund our future operations and growth or issue equity securities in commercial or other transactions. If we raise additional funds by issuing equity securities, or issue equity securities for other purposes, stockholders may experience significant dilution of their ownership interest (both with respect to the percentage of total securities held, and with respect to the book value of their securities) and such securities may have rights senior to those of the holders of our common stock. In addition. if we do not provide our Portfolio Companies with the capital they require, they may seek capital from other sources, which would result in dilution and possible subordination or other diminution in value of our interests in those companies.

The trading price of the shares of our Class B common stock is likely to remain volatile, and purchasers of our Class B common stock could incur substantial losses.

Our stock price is likely to remain volatile. The stock market in general and the market for the Portfolio Companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Class B common stock at or above the price paid for the shares. The market price for our Class B common stock may be influenced by many factors, including:

●	actual or anticipated variations in quarterly operating results;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	conditions or trends in our industry;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that operate in the real estate or healthcare industries;

●	announcements by us or our competitors of preliminary or interim data from or the results of clinical trials, new product or service offerings, or significant acquisitions;

●	strategic collaborations or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	capital commitments;

●	additions or departures of key personnel; and

●	sales of our common stock, including sales by our directors and officers or specific stockholders. In addition, in the past, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity risk management and strategy

Our cybersecurity risk management is based on recognized cybersecurity industry frameworks and standards, including those of the National Institute of Standards and Technology, the Center for Internet Security Controls, and the International Organization for Standardization. We use these frameworks, together with information collected from internal assessments, to develop policies for the use of our information assets (for example, TI business information and information resources such as mobile phones, computers and workstations), access to specific intellectual property or technologies, and protection of personal information. We protect these information assets through industry-standard techniques, such as multifactor authentication and malware defenses. We also work with internal stakeholders across the company to integrate foundational cybersecurity principles throughout our organization’s operations, including the employment of multiple layers of cybersecurity defenses, restricted access based on business needs, and integrity of our business information. Throughout the year, we also regularly train our employees on cybersecurity awareness, confidential information protection and simulated phishing attacks.

Our cybersecurity risk management extends to risks associated with our use of third-party service providers. For instance, we conduct risk and compliance assessments of third-party service providers that request access to our information assets.

Our cybersecurity risk management is an important part of our comprehensive business continuity program and enterprise risk management. Our global information security team periodically engages with a cross-functional group of subject matter experts and leaders to assess and refine our cybersecurity risk posture and preparedness. For example, we regularly evaluate and update contingency strategies for our business in the event that a portion of our information resources were to be unavailable due to a cybersecurity incident. We practice our response to potential cybersecurity incidents through regular tabletop exercises, threat hunting and red team exercises.

Governance of cybersecurity risk management

The board of directors, as a whole, has oversight responsibility for our strategic and operational risks. The audit committee assists the board of directors with this responsibility by reviewing and discussing our risk assessment and risk management practices, including cybersecurity risks, with members of management. The audit committee, in turn, periodically reports on its review with the board of directors.

Management is responsible for day-to-day assessment and management of cybersecurity risks and reports regularly to the audit committee.

Item 2. Properties

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

See Item 1—“Real Estate” for a discussion of properties held by the Company for investment purposes for a detailed listing of such facilities.

Item 3. Legal Proceedings

Legal proceedings disclosure is presented in Note 21 to our Consolidated Financial Statements included in Item 8 to Part II of this Annual Report.

The Company may from time to time be subject to legal proceedings that may arise in the ordinary course of business. Although there can be no assurance in this regard, other than noted above, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our Class B common stock trades on the New York Stock Exchange under the symbol “RFL.” Trading commenced on the NYSE American on March 27, 2018 and on the New York Stock Exchange on November 21, 2019.

On November 5, 2024, there were 249 holders of record of our Class B common stock and one holder of record of our Class A common stock. Howard Jonas has voting and dispositive power over all shares of Class A common stock. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On November 5, 2024, the last sales price reported on the NYSE for the Class B common stock was $1.81 per share.

We do not anticipate paying dividends on our common stock unless and until we achieve sustainable profitability (after satisfying all of our operational needs) and retain certain minimum cash reserves. Distributions will be subject to the need to retain earnings for investment in growth opportunities or the acquisition of complementary assets. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved].

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

FOREIGN CURRENCY RISK

Revenue from tenants located in Israel represented 44% and 53% of our consolidated revenues, inclusive of revenue from discontinued operations, for the years ended July 31, 2024 and 2023, respectively. The entirety of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

INVESTMENT RISK

In addition to, but separate from our primary business, we will hold a portion of our assets in hedge funds. Investments in hedge funds carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Our passive interests in other entities are not currently liquid and we cannot assure that we will be able to liquidate them when we desire, or ever. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

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

Overview

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including an investment in (and planned merger with) Cyclo Therapeutics Inc. (Nasdaq: CYTH), (“Cyclo Therapeutics” or “Cyclo”), a clinical stage biotechnology company dedicated to developing Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company. We also hold a majority interest in Rafael Medical Devices, LLC. (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries, and a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s pharmaceutical-grade technology and innovation like Unlokt™. Day Three and Rafael Medical Devices, together with the Pharmaceutical Companies, represent our “Portfolio Companies”). In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. Since then, the Company has sought partners for programs at Farber and has entered into a license agreement for one of its technologies. The Company’s primary focus is to expand our investment portfolio through opportunistic and strategic investments including therapeutics, which address high unmet medical needs. Upon closing of the planned merger with Cyclo, the Company intends to focus its efforts on making Trappsol® Cyclo™ its lead clinical program.

Historically, the Company owned real estate assets. In 2020, the Company sold an office building located in Piscataway, New Jersey and, on August 22, 2022, the Company sold the building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and several tenants and an associated public garage (the “520 Property”). As of July 31, 2024, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining owned real estate asset.

In May 2023, the Company first invested in Cyclo Therapeutics. Cyclo is a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for Niemann-Pick Disease, type C1 (“NPC1”). NPC1 is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC1. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020 Cyclo announced Top Line data demonstrating Trappsol® Cyclo™ was well tolerated in this study. Cyclo is currently conducting a Phase III Clinical Trial Evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C1. See Notes 11 and 12 to the Consolidated Financial Statements for more information on the Company’s investments in Cyclo.

As discussed in more detail below, on August 21, 2024, the Company entered into a merger agreement with Cyclo. In the event the merger is consummated, the Company intends to fund the TransportNPC phase III clinical trial, evaluating Trappsol® Cyclo™ in Niemann Pick C, to its interim analysis in the middle of 2025 and focus its efforts on Trappsol® Cyclo™ as its lead clinical program. At that point, the Company will make a determination as to whether or not to file an NDA for Trappsol® Cyclo™.

LipoMedix is a clinical stage Israeli company focused on the development of a product candidate that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of July 31, 2024, the Company’s ownership interest in LipoMedix was approximately 95%. LipoMedix has completed various clinical stages of Promitil® including Phase 1A (solid tumors) and 1B (as single agent and in combination with capecitabine and/or bevacizumab in colorectal cancer). Another phase 1B testing Promitil® as radiosensitizer is ongoing and near completion. A total of 149 patients have been treated with Promitil® as a single agent, or in combination with other anticancer drugs or radiotherapy, under the framework of a phase 1A and two 1B clinical studies and under named patient approval for compassionate use.

In 2019, the Company established Barer, a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds designed to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer has been comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s majority owned subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer Institute. Since then, the Company has sought partners for Farber programs and has entered into a license agreement for one of its technologies.

The Company owns a 37.5% equity interest in RP Finance LLC (“RP Finance”), which was, until March 13, 2024 (the date of the RP Finance Consolidation, as described in Note 3 to the Consolidated Financial Statements), accounted for under the equity method. RP Finance is an entity associated with members of the family of Howard Jonas (Executive Chairman, Chairman of the Board, and controlling stockholder of the Company) which holds 37.5% equity interest of RP Finance. RP Finance holds debt and equity investments in Cornerstone. In October 2021, Cornerstone received negative results of its Avenger 500 Phase 3 study for Devimistat in pancreatic cancer as well as a recommendation to stop its ARMADA 2000 Phase 3 study due to a determination that the trial would unlikely achieve its primary endpoint (the “Data Events”). Due to the Data Events, RP Finance fully impaired its then debt and equity investments in Cornerstone.

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests (the “Cornerstone Restructuring”). As a result of the Cornerstone Restructuring, Rafael became a 67% owner of the issued and outstanding common stock of Cornerstone (the “Cornerstone Acquisition”), and Cornerstone became a consolidated subsidiary of Rafael. The Cornerstone Acquisition is accounted for as an acquisition of a variable interest entity that is not a business in accordance with U.S. GAAP. The Company was determined to be the accounting acquirer for financial reporting purposes. See Note 3 to the Consolidated Financial Statements for additional information regarding the transaction. In conjunction with the Cornerstone Restructuring and Cornerstone Acquisition, the Company reassessed its relationship with RP Finance, and as a result determined that RP Finance is still a variable interest entity and that the Company became the primary beneficiary of RP Finance as the Company now holds the ability to control repayment of the RP Finance Line of Credit which directly impacts RP Finance’s economic performance. Therefore, following the Cornerstone Restructuring and Cornerstone Acquisition, the Company consolidated RP Finance (the “RP Finance Consolidation”). See Note 3 to the Consolidated Financial Statements for additional information on the Consolidation.

In May 2021, the Company formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, the Company raised $925,000 from third parties in exchange for 31.6% ownership of Rafael Medical Devices.

In April 2023, the Company first invested in Day Three, a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s pharmaceutical-grade technology and innovation like Unlokt™. In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders, acquiring a controlling interest of Day Three and subsequently consolidating Day Three’s results (the “Day Three Acquisition”).

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

Healthcare Segment

Our consolidated expenses for our Healthcare segment were as follows:

	Year Ended July 31,		Change
	2024	2023	$	%
	(in thousands)
General and administrative	$(8,338)	$(8,794)	$456	5%
Research and development	(3,668)	(6,312)	2,644	42%
IPR&D expense	(89,861)	—	(89,861)	100%
Depreciation and amortization	(165)	(15)	(150)	(1000)%
Loss from operations	$(102,032)	$(15,121)	$(86,911)	(575)%

To date, the Healthcare segment has not generated any revenues. The entirety of the expenses in the Healthcare segment relate to the activities of Barer, LipoMedix, Farber, Cornerstone, and Rafael Medical Devices. As of July 31, 2024, we held a 100% interest in Barer, a 95% interest in LipoMedix, a 93% interest in Farber, a 67% interest in Cornerstone, and a 68% interest in Rafael Medical Devices.

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

General and administrative expenses. General and administrative expenses consist mainly of payroll, stock-based compensation expense, benefits, facilities, consulting and professional fees. The Company operations have been scaled to meet the current needs which has led to reduced overall general and administrative expenses. The decrease in general and administrative expenses during the year ended July 31, 2024 compared to the year ended July 31, 2023 is comprised of a decrease in insurance expense of approximately $0.9 million, a decrease in severance pay expense of approximately $0.4 million, a decrease in licenses and fees of approximately $0.3, and a decrease in payroll expenses of approximately $0.2 million, partially offset by a net increase in professional fees of approximately $1.1 million.

Research and development expenses. Research and development expenses decreased for the year ended July 31, 2024 as compared to the year ended July 31, 2023. Research and development expenses are derived from activity at Barer, LipoMedix, Farber, Cornerstone, Day Three, and Rafael Medical Devices. The decrease for the year ended July 31, 2024 stems from the November 2022 decision to curtail the Company’s early-stage development efforts, including pre-clinical research at Barer, net of increases attributable to the acquisitions of Cornerstone and Day Three.

In-process research and development (“IPR&D”) expenses. IPR&D expenses during the year ended July 31, 2024 compared to the year ended July 31, 2023 increased by $89.9 million due to the Cornerstone Acquisition. See Note 3 to our accompanying consolidated financial statements for more information on the transaction.

Infusion Technology

	Year Ended July 31,		Change
	2024	2023	$	%
	(in thousands)
Infusion Technology revenue	$355	$—	$355	—%
Cost of Infusion Technology revenue	(154)	—	(154)	—%
General and administrative	(374)	—	(374)	—%
Research and development	(502)	—	(502)	—%
Loss from operations	$(675)	$—	$(675)	—%

Infusion Technology revenue. Infusion Technology revenue increased by $355 thousand during the year ended July 31, 2024 compared to the year ended July 31, 2023 due to the acquisition of Day Three in January 2024.

Cost of Infusion Technology revenue. Cost of Infusion Technology revenue increased by $154 thousand during the year ended July 31, 2024 compared to the year ended July 31, 2023 due to the acquisition of Day Three in January 2024. The specific costs are related to supplies, materials, production labor, and travel costs.

General and administrative expenses. General and administrative expenses consist mainly of payroll, insurance, software, and licenses. General and administrative expenses increased by $374 thousand during the year ended July 31, 2024 compared to the year ended July 31, 2023 due to the acquisition of controlling interest in Day Three, and subsequent consolidation of its results, in January 2024.

Research and development expenses. Research and development expenses increased by $502 thousand during the year ended July 31, 2024 compared to the year ended July 31, 2023 due to the acquisition of Day Three in January 2024.

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

	Year Ended July 31,		Change
	2024	2023	$	%
	(in thousands)
Rental – Third Party	$174	$171	$3	2%
Rental – Related Party	108	108	—	—%
General and administrative	(142)	(138)	(4)	(3)%
Depreciation and amortization	(60)	(63)	3	5%
Income from operations	$80	$78	$2	3%

Consolidated Operations

Our consolidated income and expense line items below loss from operations were as follows:

	Year Ended July 31,		Change
	2024	2023	$	%
	(in thousands)
Loss from operations	$(102,627)	$(15,043)	$(87,584)	(582)%
Interest income	2,383	3,253	(870)	(27)%
Impairment of investments - Other Pharmaceuticals	—	(334)	334	100%
Loss on initial investment in Day Three upon acquisition	(1,633)	—	(1,633)	(100)%
Realized gain on available-for-sale securities	1,772	154	1,618	1051%
Realized gain (loss) on investment in equity securities	(46)	309	(355)	(115)%
Realized gain on investment - Cyclo	424	—	424	(100)%
Unrealized gain on equity securities	—	33	(33)	(100)%
Unrealized gain on investment - Cyclo	37	2,663	(2,626)	100%
Unrealized gain on convertible notes receivable, due from Cyclo	1,191	—	1,191	100%
Unrealized gain on investment - Hedge Funds	63	220	(157)	(71)%
Recovery of receivables from Cornerstone	31,305	—	31,305	100%
Interest expense	(248)	—	(248)	(100)%
Other income	118	—	118	100%
Loss from continuing operations before income taxes	(67,261)	(8,745)	(58,516)	(669)%
Benefit from income taxes	2,680	255	2,425	951%
Equity in loss of Day Three	(422)	(203)	(219)	108%
Consolidated net loss from continuing operations	(65,003)	(8,693)	(56,310)	(648)%
Income from discontinued operations related to 520 Property	—	6,478	(6,478)	100%
Net loss attributable to noncontrolling interests	(30,593)	(339)	(30,254)	(8924)%
Net loss attributable to Rafael Holdings, Inc.	$(34,410)	$(1,876)	$(32,534)	(1734)%

Interest income and realized gains on available-for-sale securities. Interest income was $2.4 million and $3.3 million for the years ended July 31, 2024 and 2023, respectively. The decrease is primarily due to maturity and sales activity which resulted in an increase of realized gains on available-for-sale securities of $1.6 million for the year ended July 31, 2024.

Impairment of investments - Other Pharmaceuticals. We recorded impairment losses of $0 and $334 thousand related to our investment in Nanovibronix using the measurement alternative for the years ended July 31, 2024 and 2023, respectively.

Realized gain on investment - Cyclo. We recorded a realized gain of approximately $424 thousand related to the exercise of the May Warrants in connection with our October 2023 investment in Cyclo for the year ended July 31, 2024.

Unrealized gain on investment - Cyclo. We recorded an unrealized gain of $37 thousand and $2.7 million related to the change in fair value in our investment in Cyclo for the years ended July 31, 2024 and 2023, respectively.

Unrealized gain on convertible notes receivable, due from Cyclo. We recorded an unrealized gain of $1.2 million related to the convertible note receivable due from Cyclo for the year ended July 31, 2024.

Unrealized gain on investment - Hedge Funds. We recorded an unrealized gain of approximately $63 thousand and an unrealized gain of approximately $220 thousand for the years ended July 31, 2024 and 2023, respectively.

Recovery of receivables from Cornerstone. We recorded an increase in recovery of receivables from Cornerstone of approximately $31.3 million for the year ended July 31, 2024. See Note 3 to our accompanying consolidated financial statements for more information related to this matter.

Benefit from income taxes. In accordance with the State of New Jersey’s Technology Business Tax Certificate Transfer Program, which allowed certain high technology and biotechnology companies to sell unused net operating loss carryforwards (‘NOLs’) to other New Jersey-based corporate taxpayers based in New Jersey, the Company received approximately $2.6 million for the sale of the Company’s prior period NOLs totaling $31.6 million in the year ended July 31, 2024. The Company received proceeds of approximately $274 thousand from the sale of the Company’s prior period NOLs totaling $3.3 million in the year ended July 31, 2023.

Equity in loss of Day Three. We recognized a loss of approximately $422 and $203 thousand from our ownership interest in Day Three due to operating results for the years ended July 31, 2024 and 2023, respectively. As of January 2, 2024, Day Three is a majority-owned subsidiary which is consolidated. See Note 10 to our accompanying consolidated financial statements for further information regarding the acquisition.

Income from discontinued operations related to 520 Property. Discontinued operations include: (i) rental and parking revenues, (ii) payroll, benefits, facilities, consulting and professional fees dedicated to 520 Property, (iii) depreciation and amortization expenses, (iv) interest (including amortization of debt issuance costs) on the note payable that was secured by a mortgage on the 520 Property, and (v) gain on the disposal of the 520 Property. The operating results of these items are presented in our consolidated statements of operations and comprehensive loss as discontinued operations for all periods presented. The decrease in the net income attributable to discontinued operations for the year ended July 31, 2024 as compared to the year ended July 31, 2023 was due to a gain on the sale of the 520 Property of $6.8 million.

See Note 14 to our accompanying consolidated financial statements for further information regarding discontinued operations.

Net loss attributable to noncontrolling interests. The change in the net loss attributable to noncontrolling interests is primarily attributed to the net loss of Cornerstone which includes $89.9 million in IPR&D expenses.

Liquidity and Capital Resources

	As of July 31,		Change
	2024	2023	$	%
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,675	$21,498	$(18,823)	(88)%
Convertible note receivable, related party	—	1,921	(1,921)	(100)%
Convertible note receivable	1,146	—	1,146	100%
Installment note payable	1,700	—	1,700	100%
Working capital	64,988	80,796	(15,808)	(20)%
Total assets	96,832	98,829	(1,997)	(2)%
Total equity attributable to Rafael Holdings, Inc.	82,185	100,293	(18,108)	(18)%
Noncontrolling interests	4,073	(3,664)	7,737	211%
Total equity	86,258	96,629	(10,371)	(11)%

	Year Ended July 31,		Change
	2024	2023	$	%
	(in thousands)
Cash flows used in
Operating activities of continuing operations	$(7,802)	$(10,247)	$2,445	24%
Investing activities of continuing operations	(10,820)	(26,960)	16,140	60%
Financing activities of continuing operations	(179)	(218)	39	18%
Effect of exchange rates on cash and cash equivalents	(22)	(146)	124	85%
Operating, investing, and financing activities of discontinued operations	—	32,532	(32,532)	(100)%
Decrease in cash and cash equivalents	$(18,823)	$(5,039)	(13,784)	274%

Capital Resources

As of July 31, 2024, we held cash and cash equivalents of approximately $2.7 million and available-for-sale securities valued at approximately $63.3 million. On August 22, 2022, the Company received net proceeds of approximately $33 million in connection with the sale of the 520 Property (see Note 14 to our accompanying consolidated financial statements for further details). The Company expects its balance of cash and cash equivalents, and available-for-sale securities, to be sufficient to meet our obligations for at least the next 12 months from the filing of this Annual Report on Form 10-K.

Operating Activities

Cash used in operating activities decreased by $2.4 million from cash used of $10.2 million for the year ended July 31, 2023 to cash used of $7.8 million for the year ended July 31, 2024, as the increase in the loss from continuing operations was more than offset by the impact from non-cash items, such as $89.9 million in in-process research and development expense, $31.3 million from the recovery of receivables from Cornerstone, and changes in assets and liabilities.

Investing Activities

Cash used in investing activities for the year ended July 31, 2024 was primarily due to purchases of available-for-sale securities of approximately $155.7 million, purchase of $4.0 million in convertible notes receivable from Cyclo, and the investment in Cyclo common stock and warrants of $6.8 million, partially offset by proceeds of $153.4 million from sales and maturities of available-for-sale securities and $2.5 million in proceeds from hedge funds.

Cash used in investing activities for the year ended July 31, 2023 was primarily due to purchases of available-for-sale securities of approximately $204.8 million, the investment in Day Three of $3.0 million, the purchase of investment in Cyclo common stock and warrants of $2.1 million, the loan of $2.0 million to Cornerstone and the purchase of equity securities of $1.6 million. This is partially offset by proceeds of $185.1 million from the sale and maturities of available-for-sale securities and proceeds of $1.3 million from the sale of equity securities.

Financing Activities

Cash used in financing activities for the year ended July 31, 2024 was primarily related to a principal payment of $0.8 million on the installment note acquired during the Day Three Acquisition, partially offset by the proceeds from sale of RMD membership units of $0.9 million.

Cash used in financing activities for the year ended July 31, 2023 was primarily related to repayment of the $15.0 million note payable in connection with the sale of 520 Property and for payment of taxes related to shares withheld for employee taxes on vesting of shares granted to employees.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Operating, Financing, and Investing Activities of Discontinued Operations

The cash flows from discontinued operations - 520 Property for the year ended July 31, 2023 represent the net income excluding non-cash depreciation and amortization, as well as the net proceeds from the sale of the 520 Property.

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

Investments Measured at Fair Value

We have elected the fair value option to account for our investment in and convertible notes due from Cyclo. over which we have significant influence. The fair value option is irrevocable once elected. We measure our investment in Cyclo at fair value and record all subsequent changes in fair value in earnings in the consolidated statement of operations. We believe the fair value option best reflects the underlying economics of the investment.

We hold convertible notes receivable that are classified as available-for-sale as defined under Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities, and are recorded at fair value. Subsequent changes in fair value are recorded in accumulated other comprehensive income (loss). The fair value of these convertible note receivables are estimated using a scenario-based analysis based on the probability-weighted present value of future investment returns, considering each of the possible outcomes available to us, including cash repayment, equity conversion, and collateral transfer scenarios. Estimating the fair value of the convertible notes requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

The Company recognizes the fair value of the Cyclo Warrants utilizing a Black-Scholes model at acquisition and each reporting date. The application of the Black-Scholes model utilizes significant assumptions, including expected volatility, expected life, marketability discount, and risk-free interest rate. In order to determine the volatility, we measured expected volatility based on several inputs, including considering a peer group of publicly traded companies and the implied volatility of the Company’s publicly-traded warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Both of the Cyclo Warrants and the underlying shares of common stock are subject to volume restrictions in accordance with SEC Rule 144 for which a discount to the stock price of Cyclo was applied. The Black-Scholes model further incorporated a discount for the overall lack of marketability for the Cyclo Warrants.

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

The Company’s marketable securities are also considered to be available-for-sale as defined under ASC 320, Investments - Debt and Equity Securities, and are recorded at fair value based on the quoted price in active markets for similar assets and inputs that are observable for the asset. Unrealized gains or losses are included in accumulated other comprehensive income. Realized gains or losses are released from accumulated other comprehensive income and into earnings on the consolidated statements of operations and comprehensive loss operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

We account for our investments in hedge funds in accordance with ASC 321, Investments – Equity Securities. Unrealized gains and losses resulting from the change in fair value of these securities is included in unrealized (loss) gain on investments – Hedge Funds in the consolidated statements of operations and comprehensive loss. Hedge funds classified as Level 3 include investments and securities for which fair value may not be based on readily observable data inputs. The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. Therefore, these assets are classified as Level 3.

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

The Company assesses goodwill for impairment on an annual basis as of May 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. The Company did not record an impairment charge during the year ended July 31, 2024.

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

In-Process Research and Development

We hold acquired in-process research and development (“IPR&D”) intangible assets pursuant to a business combination. These IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. These IPR&D assets are not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired.

IPR&D acquired as part of the Cornerstone Acquisition represents the R&D asset of Cornerstone which was in-process, but not yet completed, and which had no alternative use. To value the IPR&D acquired as part of the Cornerstone Acquisition, the Company utilized the Multi-Period Excess Earnings Method (“MPEEM”), under the Income Approach. The method reflects the present value of the projected operating cash flows generated by Cornerstone’s assets after taking into account the cost to realize the revenue, and an appropriate discount rate to reflect the time value and risk associated with the invested capital. IPR&D acquired represents Cornerstone’s research and development activities related to oncology-focused pharmaceuticals which seeks to exploit the metabolic differences between normal cells and cancer cells. The IPR&D acquired as part of the Cornerstone Acquisition, accounted for as an asset acquisition, was expensed immediately as a component of in-process research and development expense in the consolidated statement of operations and comprehensive loss as it had no alternative future use.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of July 31, 2024. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2024 utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of July 31, 2024 is effective.

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

Changes in Internal Control over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers as of November 6, 2024, along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Howard S. Jonas — Executive Chairman

William Conkling — Chief Executive Officer

David Polinsky — Chief Financial Officer

John Goldberg — Chief Medical Officer

Directors

Howard S. Jonas—Chairman of the Board

Susan Bernstein

Stephen Greenberg

Dr. Mark Stein

Dr. Michael J. Weiss

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

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

(b)	Exhibits.

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, dated as of August 21, 2024, by and among Rafael, Cyclo, First Merger Sub and Second Merger Sub.

3.1(2)	Amended and Restated Certificate of Incorporation of Rafael Holdings, Inc.

3.2(3)	Third Amended and Restated By-Laws of Rafael Holdings, Inc.

4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(4)	2021 Equity Incentive Plan, as amended and restated

10.2(3)	Employment Agreement dated as of June 13, 2022, between the Company and Howard S. Jonas.

10.3(5)	Letter Agreement dated January 20, 2022, between the Company and William Conkling.

10.4*	Letter Agreement dated November 16, 2023, between the Company and John Goldberg

10.5(6)	Securities Purchase Agreement, dated August 19, 2021, by and among Rafael Holdings, Inc. and the Investors named therein.

10.6(6)	Securities Purchase Agreement, dated August 19, 2021, by and among Rafael Holdings, Inc. and I9 Plus, LLC.

10.7(6)	Registration Rights Agreement, dated August 19, 2021, by and among Rafael Holdings, Inc. and the Investors named therein.

21.01*	Subsidiaries of the Registrant

23.1*	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Compensation Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.

(1)	Incorporated by reference to Form 8-K, filed August 22, 2024.
(2)	Incorporated by reference to Form 10-12G/A, filed March 26, 2018.
(3)	Incorporated by reference to Form 8-K, filed June 14, 2022.
(4)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement, filed with the Commission on November 28, 2022.

(5)	Incorporated by reference to Form 8-K, filed January 21, 2022.
(6)	Incorporated by reference to Form 8-K, filed August 24, 2021.
(7)	Incorporated by reference to Form 8-K, filed May 9, 2022.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Rafael Holdings, Inc.

By:	/s/ William Conkling
William Conkling
Chief Executive Officer

Date: November 6, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ William Conkling	President and Chief Executive Officer (Principal Executive Officer)	November 5, 2024
William Conkling
/s/ David Polinsky	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 5, 2024
David Polinsky
/s/ Howard S. Jonas	Director, Chairman of the Board and Executive Chairman	November 5, 2024
Howard S. Jonas

/s/ Susan Y. Bernstein	Director	November 5, 2024
Susan Y. Bernstein

/s/ Stephen Greenberg	Director	November 5, 2024
Stephen Greenberg

/s/ Dr. Mark Stein	Director	November 5, 2024
Dr. Mark Stein

/s/ Dr. Michael J. Weiss	Director	November 5, 2024
Dr. Michael J. Weiss

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Rafael Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rafael Holdings, Inc. as of July 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Rafael Holdings, Inc. as of July 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) related to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communications of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Intangible Assets and Purchase Price Consideration in the Cornerstone Pharmaceuticals, Inc. Restructuring and Acquisition

Description of the matter

As described in Note 3 to the consolidated financial statements, the Company, Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), and other holders of debt and equity securities of Cornerstone agreed to various transactions which effected a recapitalization and restructuring of the outstanding debt and equity interests in Cornerstone. The recapitalization resulted in the Company becoming the primary beneficiary of Cornerstone, a variable interest entity, and consolidating Cornerstone. The Company was determined to be the accounting acquiror and treated the restructuring as an asset acquisition resulting in the recording of an in-process research and development asset of approximately $89,861,000. The purchase consideration resulting from the restructuring included the forgiveness of a line of credit and a promissory note in exchange for Cornerstone common stock valued at $37,845,000 and $2,663,000, respectively. The fair value of this consideration and the in-process research and development asset were calculated by management using a blend of a discounted cash flow and comparable companies valuations. The methods used to estimate the fair value of acquired intangible assets and purchase consideration utilizing a discounted cash flow involve significant assumptions. The significant assumptions applied by management in estimating the fair value of acquired intangible assets and purchase consideration included income projections and discount rates.

Significant judgment is exercised by the Company in determining the valuation of the intangible assets and purchase price consideration.

Given these factors, the related audit effort in evaluating management’s judgments in determining the valuation of the intangible assets and purchase price consideration was challenging, subjective, and complex and required a high degree of auditor judgment.

How our Audit Addressed the Critical Audit Matter

Our principal audit procedures related to this critical audit matter included the following:

●	We gained an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to developing fair value estimates and management projections.

●	We evaluated management's significant accounting policies related to estimating the fair value of intangible assets and purchase consideration.

●	We tested the reasonableness of the underlying data used to determine the forecasted discounted future cash flows.

●	We evaluated the reasonableness of the discounted future cash flows utilized in the discounted cash flow model by comparing forecasted discounted cash flows to market information.

●	We evaluated the reasonableness of the probability weighting of the discounted cash flows based upon the likelihood of approval of the acquired research and development projects by comparing the probabilities to historical market information and industry data.

●	Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rates utilized.

/s/ CohnReznick LLP

We have served as Company’s auditor since 2019.

New York, New York

November 6, 2024

PART I. FINANCIAL INFORMATION

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	Year Ended July 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,675	$21,498
Available-for-sale securities	63,265	57,714
Interest receivable	515	387
Convertible note receivables, due from Cyclo	5,191	—
Accounts receivable, net of allowance for credit losses of $245 at July 31, 2024 and July 31, 2023	426	213
Prepaid expenses and other current assets	430	914
Convertible note receivable, related party	—	1,921
Investment in equity securities	—	294
Total current assets	72,502	82,941

Property and equipment, net	2,120	1,695
Investments – Cyclo	12,010	4,763
Investments – Hedge Funds	2,547	4,984
Investment – Day Three	—	2,797
Investments – Other Pharmaceuticals	—	65
Convertible note receivable	1,146	—
Goodwill	3,050	—
Intangible assets, net	1,847	—
In-process research and development	1,575	1,575
Other assets	35	9
TOTAL ASSETS	$96,832	$98,829

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,556	$333
Accrued expenses	1,798	763
Convertible notes payable	614	—
Other current liabilities	113	1,023
Due to related parties	733	26
Installment note payable	1,700	—
Total current liabilities	7,514	2,145

Accrued expenses, noncurrent	2,982	—
Convertible notes payable, noncurrent	73	—
Other liabilities	5	55
TOTAL LIABILITIES	10,574	2,200

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of July 31, 2024 and July 31, 2023	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 24,142,535 issued and 23,819,948 outstanding (excluding treasury shares of 101,487) as of July 31, 2024, and 23,635,709 shares issued and 23,490,527 shares outstanding as of July 31, 2023	238	236
Additional paid-in capital	280,048	264,010
Accumulated deficit	(201,743)	(167,333)
Treasury stock, at cost; 101,487 and 0 Class B shares as of July 31, 2024 and July 31, 2023, respectively	(168)	—
Accumulated other comprehensive income (loss) related to unrealized income on available-for-sale securities	111	(353)
Accumulated other comprehensive income related to foreign currency translation adjustment	3,691	3,725
Total equity attributable to Rafael Holdings, Inc.	82,185	100,293
Noncontrolling interests	4,073	(3,664)
TOTAL EQUITY	86,258	96,629
TOTAL LIABILITIES AND EQUITY	$96,832	$98,829

See accompanying notes to the consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended July 31,
	2024	2023
REVENUE
Infusion Technology	$355	$—
Rental – Third Party	174	171
Rental – Related Party	108	108
Total revenue	637	279

COSTS AND EXPENSES
Cost of Infusion Technology revenue	154	—
General and administrative	8,854	8,932
Research and development	4,170	6,312
In-process research and development expense	89,861	—
Depreciation and amortization	225	78
Loss from operations	(102,627)	(15,043)

Interest income	2,383	3,253
Impairment of investments - Other Pharmaceuticals	—	(334)
Loss on initial investment in Day Three upon acquisition	(1,633)	—
Realized gain on available-for-sale securities	1,772	154
Realized gain (loss) on investment in equity securities	(46)	309
Unrealized gain on investment in equity securities	—	33
Realized gain on investment - Cyclo	424	—
Unrealized gain on investment - Cyclo	37	2,663
Unrealized gain on convertible notes receivable, due from Cyclo	1,191	—
Unrealized gain on investment - Hedge Funds	63	220
Recovery of receivables from Cornerstone	31,305	—
Interest expense	(248)	—
Other income	118	—
Loss from continuing operations before income taxes	(67,261)	(8,745)
Benefit from income taxes	2,680	255
Equity in loss of Day Three	(422)	(203)
Consolidated net loss from continuing operations	(65,003)	(8,693)

Discontinued Operations (Note 14)
Loss from discontinued operations related to 520 Property	—	(306)
Gain on disposal of 520 Property	—	6,784
Income from discontinued operations	—	6,478

Consolidated net loss	(65,003)	(2,215)
Net loss attributable to noncontrolling interests	(30,593)	(339)
Net loss attributable to Rafael Holdings, Inc.	$(34,410)	$(1,876)

OTHER COMPREHENSIVE LOSS
Consolidated net loss	$(65,003)	$(2,215)
Unrealized (loss) gain on available-for-sale securities	464	(290)
Foreign currency translation adjustment	(53)	(42)
Comprehensive loss	(64,592)	(2,547)
Comprehensive loss attributable to noncontrolling interests	(30,595)	(336)
Comprehensive loss attributable to Rafael Holdings, Inc.	$(33,997)	$(2,211)

Income (loss) per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(1.45)	$(0.36)
Discontinued operations	—	0.28
Total basic and diluted loss per share	$(1.45)	$(0.08)

Weighted average number of shares used in calculation of income (loss) per share
Basic and diluted	23,745,516	23,263,211

See accompanying notes to the consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Year Ended July 31, 2024
	Common Stock, Series A		Common Stock, Series B		Additional		Accumulated other		Treasury Stock
	Shares	Amount	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	Noncontrolling interests	Class B Shares	Amount	Total Equity
Balance at August 1, 2023	787,163	$8	23,490,527	$236	$264,010	$(167,333)	$3,372	$(3,664)	—	$—	$96,629
Net loss	—	—	—	—	—	(34,410)	—	(30,593)	—	—	(65,003)
Stock-based compensation	—	—	506,826	3	2,293	—	—	—	—	—	2,296
Shares withheld for payroll taxes	—	—	(75,918)	(1)	(135)	—	—	—	—	—	(136)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	464	—	—	—	464
Sale of Rafael Medical Devices membership units	—	—	—	—	869	—	—	56	—	—	925
Noncontrolling interest in Day Three acquisition	—	—	—	—	—	—	—	1,151	—	—	1,151
Purchases of treasury stock	—	—	(101,487)	—	—	—	—	—	101,487	(168)	(168)
Gain on RP Finance consolidation	—	—	—	—	7,600	—	—	—	—	—	7,600
Paid-in capital arising from Cornerstone Acquisition	—	—	—	—	7,260	—	—	—	—	—	7,260
Noncontrolling interest arising from Cornerstone Acquisition	—	—	—	—	—	—	—	27,501	—	—	27,501
Noncontrolling interest arising from RP Finance Consolidation	—	—	—	—	—	—	—	12,667	—	—	12,667
Elimination of RP Finance investment in Cornerstone	—	—	—	—	(1,849)	—	—	(3,082)	—	—	(4,931)
Dissolution of Levco	—	—	—	—	—	—	19	37	—	—	56
Foreign currency translation adjustment	—	—	—	—	—	—	(53)	—	—	—	(53)
Balance at July 31, 2024	787,163	$8	23,819,948	$238	$280,048	$(201,743)	$3,802	$4,073	101,487	$(168)	$86,258

See accompanying notes to the consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Year Ended July 31, 2023
	Common Stock, Series A		Common Stock, Series B		Additional paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Equity
Balance at August 1, 2022	787,163	$8	23,687,964	$237	$262,023	$(165,457)	$3,704	$(3,309)	$97,206
Net loss	—	—	—	—	—	(1,876)	—	(339)	(2,215)
Stock-based compensation	—	—	220,019	2	3,089	—	—	—	3,091
Forfeiture of restricted stock	—	—	(296,759)	(2)	(901)	—	—	—	(903)
Shares withheld for payroll taxes	—	—	(120,697)	(1)	(217)	—	—	—	(218)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(290)	—	(290)
Acquisition of additional ownership interest in LipoMedix	—	—	—	—	16	—	—	(16)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(42)	—	(42)
Balance at July 31, 2023	787,163	$8	23,490,527	$236	$264,010	$(167,333)	$3,372	$(3,664)	$96,629

See accompanying notes to the consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2024	2023
Operating activities
Consolidated net loss	$(65,003)	$(2,215)
Less: Income from discontinued operations	—	6,478
Loss from continuing operations	(65,003)	(8,693)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	225	78
Gain on sale of property and equipment	(27)	—
Net unrealized gain on investment - Hedge Funds	(63)	(220)
Unrealized gain on equity securities	—	(33)
Realized loss on investment in equity securities	46	—
Realized gain on available-for-sale securities	(1,772)	(154)
Amortization of discount on available-for-sale securities	(1,891)	(1,195)
Impairment of investments - Other Pharmaceuticals	—	334
Loss on initial investment in Day Three upon acquisition	1,633	—
Realized gain in equity investments - Cyclo	(424)	—
Unrealized gain in equity investments - Cyclo	(37)	(2,663)
Unrealized gain on convertible notes receivable, due from Cyclo	(1,191)	—
Recovery of receivables from Cornerstone	(31,305)	—
In-process research and development expense	89,861	—
Gain on dissolution of a business	18	—
Equity in loss of Day Three	422	203
Bad debt expense	20	—
Stock-based compensation	2,296	2,188

Change in assets and liabilities, net of effects from acquisitions and discontinued operations:
Trade accounts receivable	(150)	(117)
Interest receivable	(139)	(247)
Prepaid expenses and other current assets	673	373
Other assets	22	(27)
Accounts payable and accrued expenses	(146)	(827)
Other current liabilities	(938)	781
Due to related parties	138	(43)
Other liabilities	(70)	15
Net cash used in continuing operations	(7,802)	(10,247)
Net cash used in discontinued operations	—	(639)
Net cash used in operating activities	(7,802)	(10,886)

Investing activities
Purchase of property and equipment	(143)	—
Purchases of available-for-sale securities	(155,657)	(204,798)
Proceeds from the sale and maturities of available-for-sale securities	153,352	185,121
Proceeds from Day Three patent sale	270	—
Purchase of intangible assets	(35)	—
Proceeds from sales of equity securities	271	1,325
Issuance of Convertible Notes, Due from Cyclo	(4,000)	—
Issuance of convertible note receivable, related party	—	(2,000)
Purchase of Investment in Day Three	—	(3,000)
Purchase of Investment in Cyclo	(6,786)	(2,100)
Issuance of convertible note receivable	(1,000)	—
Issuance of Day Three Promissory Notes	(1,989)	—
Proceeds from investments - Other Pharmaceuticals	42	78
Purchases of equity securities	—	(1,586)
Cash acquired in acquisition of Day Three, net of cash payments	1,099	—
Cash acquired in the Cornerstone Acquisition, net of cash payments	1,256	—
Proceeds from hedge funds	2,500	—
Net cash used in investing activities of continuing operations	(10,820)	(26,960)
Proceeds from sale of 520 Property - discontinued operations	—	49,400
Payment of transaction costs for sale of 520 Property - discontinued operations	—	(1,229)
Net cash provided by investing activities of discontinued operations	—	48,171
Net cash (used in) provided by investing activities	(10,820)	21,211

Financing activities
Principal payments on installment note payable	(800)	—
Payments for taxes related to shares withheld for employee taxes	(136)	(218)
Purchases of treasury stock	(168)	—
Proceeds from sale of Rafael Medical Devices membership units	925	—
Net cash used in financing activities of continuing operations	(179)	(218)
Payment of Note Payable in connection with sale of 520 Property - discontinued operations	—	(15,000)
Net cash used in financing activities of discontinued operations	—	(15,000)
Net cash used in financing activities	(179)	(15,218)

Effect of exchange rate changes on cash and cash equivalents	(22)	(146)
Net decrease in cash and cash equivalents	(18,823)	(5,039)
Cash and cash equivalents, beginning of year	21,498	26,537
Cash and cash equivalents, end of year	$2,675	$21,498

Non-cash supplemental disclosure
Acquisition of additional ownership interest in LipoMedix	$—	$16
Conversion of RFL Line of Credit into Cornerstone Common Stock	$37,845	$—
Conversion of 2023 Promissory Note into Cornerstone Common Stock	$2,663	$—
Recognition of noncontrolling interest in the Cornerstone Acquisition	$27,501	$—
Recognition of noncontrolling interest in the RP Finance Consolidation, net of elimination	$9,585	$—
Gain on RP Finance Consolidation recorded as an adjustment to additional paid-in capital due to related party nature of transaction, net of elimination	$5,751	$—
Noncash consideration received in exchange for equipment	$34	$—
Elimination of principal and accrued interest on the Day Three Promissory Notes included in consideration for acquisition of Day Three	$2,000	$—

See accompanying notes to the consolidated financial statements.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Description of Business

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including an investment in (and planned merger with) Cyclo Therapeutics Inc. (Nasdaq: CYTH), (“Cyclo Therapeutics” or “Cyclo”), a clinical stage biotechnology company dedicated to developing Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company. We also hold a majority interest in Rafael Medical Devices, LLC. (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries, and a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s pharmaceutical-grade technology and innovation like Unlokt™. Day Three and Rafael Medical Devices, together with the Pharmaceutical Companies, represent our “Portfolio Companies”). In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. Since then, the Company has sought partners for programs at Farber and has entered into a license agreement for one of its technologies. The Company’s primary focus is to expand our investment portfolio through opportunistic and strategic investments including therapeutics, which address high unmet medical needs. Upon closing of the planned merger with Cyclo, the Company intends to focus its efforts on making Trappsol® Cyclo™ its lead clinical program.

Historically, the Company owned real estate assets. In 2020, the Company sold an office building located in Piscataway, New Jersey and, on August 22, 2022, the Company sold the building at 520 Broad Street in Newark, New Jersey that serves as headquarters for the Company and several tenants and an associated public garage (the “520 Property”). As of July 31, 2024, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining owned real estate asset.

In May 2023, the Company first invested in Cyclo Therapeutics. Cyclo is a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for Niemann-Pick Disease, type C1. NPC1 is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, lifover, spleen, and other organs. In January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC1. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020 Cyclo announced Top Line data demonstrating Trappsol® Cyclo™ was well tolerated in this study. Cyclo is currently conducting a Phase III Clinical Trial Evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C1. See Notes 11 and 12 for more information on the Company’s investments in Cyclo.

As discussed in more detail below, on August 21, 2024, the Company entered into a merger agreement with Cyclo. In the event the merger is consummated, the Company intends to fund the TransportNPC phase III clinical trial, evaluating Trappsol® Cyclo™ in Niemann Pick C, to its interim analysis in the middle of 2025 and focus its efforts on Trappsol® Cyclo™ as its lead clinical program. At that point, the Company will make a determination as to whether or not to file an NDA for Trappsol® Cyclo™.

LipoMedix is a clinical stage Israeli company focused on the development of a product candidate that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of July 31, 2024, the Company’s ownership interest in LipoMedix was approximately 95%. LipoMedix has completed various clinical stages of Promitil® including Phase 1A (solid tumors) and 1B (as single agent and in combination with capecitabine and/or bevacizumab in colorectal cancer). Another phase 1B testing Promitil® as radiosensitizer is ongoing and near completion. A total of 149 patients have been treated with Promitil® as a single agent, or in combination with other anticancer drugs or radiotherapy, under the framework of a phase 1A and two 1B clinical studies and under named patient approval for compassionate use.

In 2019, the Company established Barer, a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds designed to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer has been comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s majority owned subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer Institute. Since then, the Company has sought partners for Farber programs and has entered into a license agreement for one of its technologies.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company owns a 37.5% equity interest in RP Finance LLC (“RP Finance”), which was, until March 13, 2024 (the date of the RP Finance Consolidation, as described in Note 3), accounted for under the equity method. RP Finance is an entity associated with members of the family of Howard Jonas (Executive Chairman, Chairman of the Board, and controlling stockholder of the Company) which holds 37.5% equity interest of RP Finance. RP Finance holds debt and equity investments in Cornerstone. In October 2021, Cornerstone received negative results of its Avenger 500 Phase 3 study for Devimistat in pancreatic cancer as well as a recommendation to stop its ARMADA 2000 Phase 3 study due to a determination that the trial would unlikely achieve its primary endpoint (the “Data Events”). Due to the Data Events, RP Finance fully impaired its then debt and equity investments in Cornerstone.

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests (the “Cornerstone Restructuring”). As a result of the Cornerstone Restructuring, Rafael became a 67% owner of the issued and outstanding common stock of Cornerstone (the “Cornerstone Acquisition”), and Cornerstone became a consolidated subsidiary of Rafael. The Cornerstone Acquisition is accounted for as an acquisition of a variable interest entity that is not a business in accordance with U.S. GAAP. The Company was determined to be the accounting acquirer for financial reporting purposes. See Note 3 to the Consolidated Financial Statements for additional information regarding the transaction. In conjunction with the Cornerstone Restructuring and Cornerstone Acquisition, the Company reassessed its relationship with RP Finance, and as a result determined that RP Finance is still a variable interest entity and that the Company became the primary beneficiary of RP Finance as the Company now holds the ability to control repayment of the RP Finance Line of Credit which directly impacts RP Finance’s economic performance. Therefore, following the Cornerstone Restructuring and Cornerstone Acquisition, the Company consolidated RP Finance (the “RP Finance Consolidation”). See Note 3 for additional information on the Consolidation.

In May 2021, the Company formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, the Company raised $925,000 from third parties in exchange for 31.6% ownership of Rafael Medical Devices.

In April 2023, the Company first invested in Day Three, a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s pharmaceutical-grade technology and innovation like Unlokt™. In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders, acquiring a controlling interest of Day Three and subsequently consolidating Day Three’s results (the “Day Three Acquisition”).

The “Company” in these consolidated financial statements refers to Rafael Holdings and its subsidiaries on a consolidated basis.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All majority-owned subsidiaries and RP Finance, LLC are consolidated with all intercompany transactions and balances eliminated in consolidation. In addition to Rafael Holdings, Inc., the entities included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100	%*
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, LLC	United States – Delaware	68%
Levco Pharmaceuticals Ltd.	Israel	95	%**
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90	%***
LipoMedix Pharmaceuticals Ltd. (Note 9)	Israel	95%
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC (Note 3)	United States – Delaware	45	%***
Day Three Labs, Inc. (Note 10)	United States – Delaware	84	%****
Cornerstone Pharmaceuticals, Inc. (Note 4)	United States – Delaware	67%
RP Finance, LLC (Note 5)	United States – Delaware	38%

*	In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities.

**	During Fiscal 2022, the Company discontinued further material investment in Levco. In August 2023, Levco was dissolved.

***	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership in Pharma Holdings, LLC and, therefore, an effective 45% interest in CS Pharma Holdings, LLC. The Company, along with CS Pharma Holdings, LLC and Pharma Holdings LLC, collectively own securities representing 67% of the outstanding capital stock of Cornerstone.

****	In May 2024, the Company increased its ownership interest in Day Three Labs, Inc. from 79% to 84%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal year 2024 refers to the fiscal year ended July 31, 2024).

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

Liquidity

As of July 31, 2024, the Company had cash and cash equivalents of approximately $2.7 million, and available-for-sale securities valued at approximately $63.3 million. The Company expects the balance of cash and cash equivalents, and available-for-sale securities to be sufficient to meet its obligations for at least the next 12 months from the issuance of these consolidated financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited.

As of July 31, 2024, there was one related party which represented 50% of the Company’s accounts receivable balance. As of July 31, 2023, there was one customer which represented 27% of the Company’s accounts receivable balance and one related party which represented 47% of the Company’s accounts receivable balance.

For the year ended July 31, 2024, one customer represented 51% of total revenue, and one tenant and one related party tenant represented 27% and 17% of the Company’s revenue, respectively. For the year ended July 31, 2023, including revenue from discontinued operations, a related party tenant represented 42% of the Company’s revenue.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Reserve for Receivables

The allowance for credit losses reflects the Company’s best estimate of lifetime credit losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written off upon final determination that the trade accounts will not be collected. The computation of this allowance is based on the tenants’ or customers’ payment histories, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The Company recorded bad debt expense from continuing operations, which is included in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss, of approximately $20 thousand and $0 for the years ended July 31, 2024 and 2023, respectively. The Company recorded bad debt expense from discontinued operations of approximately $0 and $110 thousand for the years ended July 31, 2024 and 2023, respectively.

Convertible Note Receivable

The Company holds convertible notes receivable that are classified as available-for-sale as defined under Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities, and are recorded at fair value. Subsequent changes in fair value are recorded in accumulated other comprehensive income (loss).

The fair value of these convertible note receivables are estimated using a scenario-based analysis based on the probability-weighted present value of future investment returns, considering each of the possible outcomes available to the Company, including cash repayment, equity conversion, and collateral transfer scenarios. Estimating the fair value of the convertible note requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

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

The Company has elected the fair value option to account for its investment in Cyclo Therapeutics, Inc., as the Company has significant influence over Cyclo’s management. The fair value option is irrevocable once elected. The Company measured its initial investment in Cyclo at fair value and shall record all subsequent changes in fair value in earnings in the consolidated statements of operations and comprehensive loss. The Company believes the fair value option best reflects the underlying economics of the investment. The Company has determined that Cyclo is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cyclo that most significantly impact Cyclo’s economic performance. See Note 11, “Investment in Cyclo Therapeutics, Inc.”

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

Investments - Hedge Funds

The Company accounts for its investments in hedge funds in accordance with ASC 321, Investments – Equity Securities. Unrealized gains and losses resulting from the change in fair value of these securities is included in unrealized gain on investment - Hedge Funds in the consolidated statements of operations and comprehensive loss.

Corporate Bonds and US Treasury Bills

The Company’s marketable securities are considered to be available-for-sale as defined under ASC 320, Investments - Debt and Equity Securities, and are recorded at fair value. Unrealized gains or losses are included in accumulated other comprehensive loss. Realized gains or losses are determined using the specific identification method and are released from accumulated other comprehensive loss and into earnings on the consolidated statements of operations and comprehensive loss.

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

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. No allowance for credit losses was recognized by the Company at July 31, 2024.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost Method Investment

Prior to the Cornerstone Acquisition, the Company had determined that Cornerstone was a VIE; however, the Company had determined that it was not the primary beneficiary as the Company did not have the power to direct the activities of Cornerstone that most significantly impact Cornerstone’s economic performance. See Note 3 for additional information.

Equity Method Investments

Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of income from continuing operations, with a corresponding increase or decrease to the carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable.

The Company has determined that RP Finance and Day Three are VIEs. Prior to the RP Finance Consolidation, which occurred as a result of the Cornerstone Acquisition, and the Day Three Acquisition, the Company accounted for RP Finance and Day Three under the equity method of accounting. As of January 2, 2024, Day Three is consolidated as a majority-owned subsidiary. In conjunction with the Cornerstone Acquisition on March 13, 2024, the Company reassessed its relationship with RP Finance and, as a result, the Company has consolidated RP Finance.

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

Business Combinations

The purchase price for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, including expected future cash flows. We allocate any excess purchase price over the fair value of the identifiable net assets and liabilities acquired to goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets, which include property and equipment, intangible assets, in-process research and development and patents, whenever significant events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended July 31, 2024 and 2023, the Company determined there was no impairment of its long-lived assets.

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

Strategic changes in the Company’s operations can be considered a discontinued operation if both the operations and cash flows of the discontinued component have been (or will be) eliminated from the ongoing operations of the Company and the Company will not have any significant continuing involvement in the operations of the discontinued component after the disposal transaction. The results of the discontinued operations shall be reflected as a discontinued operation on the consolidated statements of operations and comprehensive loss and prior periods shall be recast to reflect the earnings from discontinued operations. As a result of the agreement to sell the 520 Property, the accompanying consolidated financial statements reflect the activity related to the sale of the 520 Property as discontinued operations. The Company determined that the 520 Property met the held-for-sale and discontinued operations criteria as of July 1, 2022. The 520 Property was disposed of on August 22, 2022. See Note 14 for additional information regarding the results, major classes of assets and liabilities, significant non-cash operating items, and capital expenditures of discontinued operations.

Goodwill

The Company assesses goodwill for impairment on an annual basis or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results. The process of evaluating the potential impairment of goodwill requires significant judgment. In performing the Company’s annual goodwill impairment test, the Company is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of any of the Company’s reporting units is less than its carrying amount, including goodwill. In performing the qualitative assessment, the Company considers certain events and circumstances specific to the reporting unit and the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of any of the reporting units is less than its carrying amount. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If the Company chooses to undertake the qualitative assessment and concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would then proceed to the quantitative impairment test. In the quantitative assessment, the Company compares the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.

The Company assesses goodwill for impairment on an annual basis as of May 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. The Company did not record an impairment charge during the year ended July 31, 2024.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired IPR&D pursuant to an asset acquisition that has no alternative future use is expensed immediately as a component of in-process research and development expense in the consolidated statements of operations and comprehensive loss.

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

The Company’s infusion technology revenue is derived from Day Three’s Unlokt technology which is recognized in accordance with ASC 606. Day Three provides manufacturing services where they use proprietary technology, equipment, and processes to manufacture water-soluble product for their customers at their customer facilities. Day Three is acting as a principal in the transaction, as it is primarily responsible for fulfillment and acceptability of the services. Infusion technology revenue is recognized over time as the Company’s performance obligation is satisfied, which is generally within a 30-day period. The criterion in ASC 606-10-25-27, that the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, is met given that the customer is controlling the product as Day Three is performing the service on the customer’s premises. Revenue is recognized over the period of performance using an output method where the number of grams produced is the output, as such method best depicts the Company’s efforts to satisfy the performance obligation. Customer billings in advance of revenue recognition result in contract liabilities. As of July 31, 2024, there were no contract liabilities recognized on the consolidated balance sheets related to infusion technology revenue.

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

The revenue derived from the 520 Property for the period prior to its sale, which included leasing office and parking space to the tenants, is presented within discontinued operations in the consolidated statements of operations and comprehensive loss.

Contractual rental revenue is reported on a straight-line basis over the terms of the respective leases. Accrued rental income, included within other assets on the consolidated balance sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.

The Company also earned revenue from parking which was derived primarily from monthly and transient daily parking which is a component of income from discontinued operations. The monthly and transient daily parking revenue falls within the scope of ASC 606 and was accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied, consistent with the Company’s previous accounting.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent milestone payments associated with acquiring rights to intellectual property are recognized when probable and estimable. These amounts are expensed to research and development when there is no alternative future use associated with the intellectual property. There were no such payment expenses during the years ended July 31, 2024 and 2023.

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

The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. The Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

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

Functional Currency

The U.S. Dollar is the functional currency of our entities operating in the United States. The functional currency for our subsidiaries operating outside of the United States is the New Israeli Shekel, the currency of the primary economic environment in which such subsidiaries primarily expend cash. The Company translates those subsidiaries’ financial statements into U.S. Dollars. The Company translates assets and liabilities at the exchange rate in effect as of the consolidated financial statement date, and translates accounts from the consolidated statements of operations and comprehensive loss using the weighted average exchange rate for the period. The Company reports gains and losses from currency exchange rate changes related to intercompany receivables and payables, which are not of a long-term investment nature, as part of other comprehensive loss.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which was codified in ASC 326, Financial Instruments - Credit Losses (“ASC 326”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Because the Company is a smaller reporting company, ASC 326 became effective for the Company for fiscal years beginning after December 15, 2022. As such, the Company adopted ASC 326 effective August 1, 2023, utilizing the modified retrospective transition method. Upon adoption, the Company updated its impairment model to utilize a forward-looking CECL model in place of the incurred loss methodology for financial instruments measured at amortized cost, primarily including its accounts receivable. In relation to available-for-sale (“AFS”) debt securities, the guidance eliminates the concept of “other-than-temporary” impairment, and instead focuses on determining whether any impairment is a result of a credit loss or other factors. The adoption of ASC 326 did not have a material impact on our consolidated financial statements as of the adoption date.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The new guidance is effective for the Company in the annual period beginning August 1, 2024 and interim periods beginning February 1, 2025. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

(ii) Cornerstone offered shares of Cornerstone’s Common Stock to all holders of Cornerstone’s promissory notes convertible into Cornerstone Series C preferred stock (the “Series C Convertible Notes”) who were Accredited Investors with the purchase price to be paid through conversion of the outstanding principal amount and accrued interest on their Series C Convertible Notes held by each holder into Common Stock at the Cornerstone Restructuring Common Stock Price as described below (the “Series C Convertible Notes Exchange”). Approximately 94% of the outstanding Series C Convertible Notes participated in the Series C Convertible Notes Exchange, and $15.5 million of principal and accrued interest outstanding on the Series C Convertible Notes was converted into 15,739,661 shares of post-Reverse Stock Split Cornerstone Common Stock. Series C Convertible Notes with an aggregate principal and accrued interest amount of $0.9 million remaining outstanding, of which Series C Convertible Notes with an aggregate principal and accrued interest amount of $93 thousand were amended in the Cornerstone Restructuring to (A) extend the maturity date thereof to May 31, 2028 and (B) provide that, on conversion thereof, the converting holder will receive shares of Cornerstone Common Stock. The holders of these amended Series C Convertible Notes that remain outstanding waived such holders’ rights in connection with the Cornerstone Restructuring. Series C Convertible Notes with an aggregate principal and accrued interest amount of $0.8 million remained outstanding and were not amended in connection with the Cornerstone Restructuring. The principal and accrued interest are included in Convertible notes on the consolidated balance sheets;

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii) Rafael converted the approximately $30.6 million of the outstanding principal and accrued interest under the RFL Line of Credit (as defined in Note 4) into 30,080,747 shares of post-Reverse Stock Split Cornerstone Common Stock. The conversion of the RFL Line of Credit, inclusive of accrued interest, into equity in Cornerstone represents a recovery of a previously written-off asset, and the Company recorded the recovery in accordance with ASC 326, by recognizing a gain of $30.6 million in the year ended July 31, 2024, in conjunction with and immediately prior to the Cornerstone Restructuring equal to the fair value of the Cornerstone Common Stock, up to the amount of principal and accrued interest on the instrument, that was received in settlement of the RFL Line of Credit in connection with the Cornerstone Restructuring. Upon the consummation of the Cornerstone Acquisition, the investment was eliminated as Cornerstone became a majority-owned subsidiary of Rafael and the difference between the investment’s carrying value and its fair value included in purchase consideration, which is based on the value of Cornerstone’s Common Stock, resulted in a gain of $7.3 million that was recorded to the Company’s additional paid-in capital given the related party nature of the transaction;

(iv) Rafael converted the approximately $2.1 million of the outstanding principal and accrued interest pursuant to the 2023 Promissory Note (as defined in Note 4) into 2,116,932 shares of post-Reverse Stock Split Cornerstone Common Stock. Prior to the Cornerstone Restructuring, the Company recorded the 2023 Promissory Note at its fair value as the security was classified as available-for-sale. The 2023 Promissory Note is included in the consideration paid at its fair value (which was deemed to be the fair value of the Cornerstone Common Stock received) in the Cornerstone Acquisition in accordance with ASC 810-10-30-4. The Company recognized a gain of $0.6 million in the year ended July 31, 2024 for the realization of previously unrealized gains on the fair value of the 2023 Promissory Note in other comprehensive loss;

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

(viii) Cornerstone amended prior agreements in place giving certain parties rights to designate members of the Board and those rights have been eliminated. All directors are elected by the Cornerstone stockholders and as the majority stockholder, Rafael can control that vote. The Company has entered into a voting agreement (the “Voting Agreement”) whereby Rafael has agreed to maintain three directors of Cornerstone that are independent of Rafael; and

(ix) Cornerstone increased the available reserve of Cornerstone Common Stock for grant to employees, consultants and other service providers to approximately 10% of Cornerstone’s fully diluted capital stock (the “Reserve Increase”).

Acquisition of Cornerstone

As a result of the Cornerstone Restructuring, Rafael became a 67% owner of the issued and outstanding Common Stock of Cornerstone, which became a consolidated subsidiary of Rafael. The Cornerstone Acquisition is accounted for as an acquisition of a VIE that is not a business in accordance with U.S. GAAP. The Company was determined to be the accounting acquirer for financial reporting purposes. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If that screen test is met, the acquired entity is not a business for financial reporting purposes. Accordingly, the Cornerstone Acquisition will be accounted for as an asset acquisition as substantially all of the fair value of Cornerstone’s gross assets is concentrated within in-process research and development, an intangible asset.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the calculation within ASC 810, no gain or loss was recognized on the initial consolidation of Cornerstone. The Company incurred transaction costs of $716 thousand for the year ended July 31, 2024 for consulting, legal, accounting, and other professional fees that have been expensed as general and administrative expenses as part of the Cornerstone Restructuring, Cornerstone Acquisition, and RP Finance Consolidation.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated financial statements include the results of the Cornerstone Acquisition subsequent to the closing date. Cornerstone did not produce any revenue for the period from the closing date through July 31, 2024. Cornerstone incurred a net loss of $93.0 million, of which $30.7 million is attributable to non-controlling interests, for the period from the closing date through July 31, 2024, which is included in the Company’s consolidated statements of operations and comprehensive loss for the year ended July 31, 2024. Cornerstone’s results of operations included IPR&D expense of $89.9 million, related to the IPR&D asset acquired with no alternative future use, that was pushed down to the entity.

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

Under ASC 810, the initial consolidation of a VIE shall not result in goodwill being recognized, and the acquirer shall recognize a gain or loss for the difference of (a) the sum of (i) the fair value of any consideration paid, (ii) the fair value of any noncontrolling interests, and (iii) the reported amount of any previously held interests, and (b) the net amount of the VIE’s identifiable assets and liabilities recognized and measured in accordance with ASC 805.

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

Pro Forma Financial Information

The following table sets forth the pro forma consolidated results of operations of Rafael, Cornerstone, and RP Finance after giving effect to the Cornerstone Restructuring, the Cornerstone Acquisition, and the RP Finance Consolidation for the year ended July 31, 2024 and 2023, as if the Cornerstone Restructuring, the Cornerstone Acquisition, and the RP Finance Consolidation had collectively occurred on August 1, 2022. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the Cornerstone Restructuring, the Cornerstone Acquisition, and RP Finance Consolidation had taken place on the date noted above, or of results that may occur in the future.

(in thousands, except for share and per share amounts)	Twelve Months ended July 31,
	2024	2023
Revenue	$637	$279
Loss from operations	(15,803)	(117,234)
Net loss from continuing operations attributable to common stockholders	(6,745)	(42,483)
Net loss per share from continuing operations attributable to common stockholders	(0.28)	(1.83)
Weighted average common shares outstanding	23,745,516	23,263,211

The pro forma loss from operations for the year ended July 31, 2023 includes the IPR&D expense of $89.9 million, related to the IPR&D asset acquired in the Cornerstone Acquisition with no alternative future use, which is reported in Rafael’s historical financial statements for the year ended July 31, 2024.

The pro forma net loss from continuing operations attributable to common stockholders for the year ended July 31, 2023 includes a gain of $31.3 million on the recovery of receivables from Cornerstone and the recognition of a net loss attributable to noncontrolling interests of Cornerstone of $31.5 million, which are reported in Rafael’s historical financial statements for the year ended July 31, 2024.

NOTE 4 – INVESTMENT IN CORNERSTONE

Cornerstone is a clinical stage, cancer metabolism-based therapeutics company focused on the development and commercialization of therapies that seeks to exploit the metabolic differences between normal cells and cancer cells.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the Cornerstone Restructuring described in Note 3, Rafael (directly via certain of its subsidiaries, and through an equity method investment in RP Finance) held certain debt and equity investments in Cornerstone which included:

(a) 44.0 million shares of Series D Preferred Stock of Cornerstone held by Pharma Holdings LLC (“Pharma Holdings”), a 90% owned non-operating subsidiary of the Company, and 16.7 million shares of Series D Preferred Stock of Cornerstone held by CS Pharma Holdings LLC (“CS Pharma”), a non-operating subsidiary of the Company (the “Series D Preferred Stock”). Pharma Holdings owns 50% of CS Pharma. Accordingly, the Company holds an effective 45% indirect interest in the assets held by CS Pharma. The Company serves as the managing member of Pharma Holdings, and Pharma Holdings serves as the managing member of CS Pharma, with broad authority to make all key decisions regarding their respective holdings. Any distributions that are made to CS Pharma from Cornerstone that are in turn distributed by CS Pharma will need to be made pro rata to all members, which would entitle Pharma Holdings to 50% (based on current ownership) of such distributions. Similarly, if Pharma Holdings were to distribute proceeds it receives from CS Pharma, it would do so on a pro rata basis, entitling the Company to 90% (based on current ownership) of such distributions. Due to the Data Events, the Company previously recorded a full impairment of the value of the Series D Preferred Stock included in the Company’s cost method investment in Cornerstone;

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

Due to the Data Events on October 28, 2021, the Company recorded a full impairment for the assets recorded related to Rafael’s cost method investment in Cornerstone, the amounts due to Rafael under the RFL Line of Credit, and its investment in RP Finance.

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As of July 31, 2024, Cornerstone has $686 thousand in principal, and $236 thousand of accrued interest thereon, of Series C Convertible Notes outstanding (the “Series C Convertible Notes”). The Series C Convertible Notes accrue interest at a rate of 3.5% per annum and are due, together with accrued interest, one year (unless amended) from date of issuance and automatically accelerate upon the sale of Cornerstone in its entirety or the sale or license of substantially all of Cornerstone’s assets or intellectual property. The Series C Convertible Notes (including all accrued and unpaid interest thereon) automatically convert into the same class of securities (including stock warrants) sold in Cornerstone’s next equity financing (i) where Cornerstone receives gross proceeds of at least $10,000,000 from Institutional Investors (a “Qualified Financing”), or (ii) from an underwritten initial public offering (“IPO”). The conversion price of the Series C Convertible Notes upon a Qualified Financing shall be the lesser of (i) 90% of the price per share (or unit) at which the securities in the Qualified Financing are sold, or (ii) $1.25 price per share (or unit) (whichever is less) at the holder’s selection of (i) or (ii), and 90% of the share price per share (or unit) at which securities in an IPO are first sold.

The outstanding Series C Convertible Notes are convertible, at the option of the holders, in certain equity financings consummated by Cornerstone or into equity securities and warrants to purchase equity securities of Cornerstone.

In the event of a liquidation event of Cornerstone prior to the repayment or conversion of the Series C Convertible Notes, the holders are entitled to receive either (a) an amount equal to the outstanding principal and interest due, or (b) the pro rata per share amount of the proceeds of such liquidation the holders would be entitled to had they exercised their conversion right.

Of the Series C Convertible Notes outstanding as of July 31, 2024:

(a) Series C Convertible Notes with an aggregate principal amount of $614 thousand remain outstanding and were not amended in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes is $213 thousand and is recorded in accrued expenses on the consolidated balance sheet as of July 31, 2024. In the Cornerstone Acquisition, Rafael recorded these Series C Convertible Notes as current liabilities at the value of their aggregate principal amount of $614 thousand, and $205 thousand of accrued interest thereon recorded in accrued expenses on the consolidated balance sheet as of the date of the Cornerstone Acquisition, as these values approximate their fair values. As of July 31, 2024, these Series C Convertible Notes are currently in default as they are beyond the maturity date; and

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Series C Convertible Notes with an aggregate principal amount of $72 thousand were amended in the Cornerstone Restructuring to (i) extend the maturity date thereof to May 31, 2028 and (ii) provide that, on conversion thereof, the converting holder will receive shares of Cornerstone Common Stock. The holders of these amended Series C Convertible Notes that remain outstanding waived such holders’ rights in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes is $23 thousand as of July 31, 2024. In the Cornerstone Acquisition, Rafael recorded these Series C Convertible Notes as noncurrent liabilities at their fair value of $70 thousand, which considers the aggregate principal plus accrued interest. The Company will accrete the fair value of these Series C Convertible Notes to the value of the principal plus accrued interest thereon as of the date of the Cornerstone Acquisition as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of these amended Series C Convertible Notes.

During the year ended July 31, 2024, the Company recorded $9 thousand of interest expense in relation to the Cornerstone Series C Convertible Notes to interest expense on the consolidated statements of operations and comprehensive loss.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	July 31, 2024	July 31, 2023
	(in thousands)
Accrued expenses, current
Accrued bonuses	$654	$403
Accrued professional fees	437	276
Accrued payroll expenses	441	7
Accrued interest	213	—
Other accrued expenses	53	77
Total accrued expenses, current	1,798	763

Creditor payable, noncurrent	2,982	—
Total accrued expenses	$4,780	$763

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the Cornerstone Acquisition, the creditor payable was recognized by the Company as an assumed liability and measured at its fair value of $2.7 million as of the date of the Cornerstone Acquisition. The Company will accrete the fair value of the creditor payable to the amount payable of $8.5 million owed to the Creditor as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of the forbearance agreement. The Company recorded $237 thousand of accretion in relation to the creditor payable recorded to interest expense in the consolidated statements of operations and comprehensive loss for year ended July 31, 2024.

The carrying value of the creditor payable was $3.0 million as of July 31, 2024 and is included in accrued expenses, noncurrent on the consolidated balance sheets.

NOTE 8 – CONVERTIBLE NOTE RECEIVABLE

On March 8, 2024, Day Three entered into a convertible note subscription agreement with a third-party company, Steady State LLC. Steady State LLC promises to pay to Day Three $1,000,000, together with interest, on October 16, 2026. The convertible note will accumulate simple interest at the annual rate being the lesser of: (i) the Bank of England base rate (updated on the first business day of each quarter) plus eight (8) percentage points, or (ii) 15% (computed on the basis of 365 days per year). Upon the closing and funding of a bona fide offering of equity securities by Steady State, LLC in an aggregate amount of at least $5,000,000, the convertible note will automatically convert into the number of membership interests equal to the outstanding principal plus accrued and unpaid interest divided by eighty percent (80%) of the price per membership unit in the offering. If a qualifying bona fide offering has not occurred on or before the maturity date, the principal and unpaid accrued interest of the convertible note may be converted, at the option of Day Three, into membership units. The convertible note receivable is classified as available-for-sale and recorded at fair value - see Note 15.

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

As of July 31, 2024, the Company held 95% of the issued and outstanding ordinary shares of LipoMedix and has consolidated LipoMedix from the second quarter of fiscal 2018.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INVESTMENT IN DAY THREE LABS INC.

Initial investment in Day Three

On April 7, 2023, the Company entered into a Common Stock Purchase Agreement (the “Day Three Purchase Agreement”) with Day Three. Day Three is a company which reimagines existing cannabis offerings with pharmaceutical-grade technology and innovation like Unlokt™ to bring to market better, cleaner, more precise and predictable products. Pursuant to the Day Three Purchase Agreement, the Company purchased 4,302 shares of common stock, post DTL Reverse Stock Split (as defined below), representing 38% of the outstanding shares of common stock of Day Three (33% on a fully diluted basis), for a purchase price of $3.0 million. The Company also received a warrant exercisable for 7,529 shares of common stock, post DTL Reverse Stock Split, which expires five years from the date of issuance or earlier based on the occurrence of certain events as defined in the Day Three Purchase Agreement (the “Day Three Warrant”).

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

Day Three’s fiscal year ends on December 31 and, as a result, the Company recognizes its share of Day Three’s earnings/loss on a one-month lag. For the years ended July 31, 2024 and 2023, the Company recognized approximately $422 thousand and $203 thousand of equity in loss of Day Three, based on its proportionate share of Day Three’s results through January 2, 2024, the effective date of the Day Three Acquisition, as discussed below. The assets and operations of Day Three are not significant to the Company’s assets or operations.

Acquisition of Day Three

In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders to purchase an aggregate of 13,771 shares of common stock, post DTL Reverse Stock Split, of Day Three, acquiring a controlling interest of Day Three (the “Day Three Acquisition”). As a result of the Day Three Acquisition, the Company holds an aggregate 79% of the issued and outstanding shares of common stock of Day Three. Day Three has options and warrants outstanding that, if and when exercised, could dilute the Company’s ownership interest in Day Three. In connection with the Day Three Acquisition, the Day Three Warrant was terminated. The acquisition date was determined to be January 2, 2024, which is the date that Rafael obtained a controlling interest of the common stock of Day Three. The Day Three Acquisition is being accounted for as a business combination in accordance with ASC 805.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the Day Three Acquisition as of the acquisition date:

(in thousands)	January 2, 2024
Cash and cash equivalents	$1,499
Accounts receivable	63
Prepaid expenses and other current assets	77
Property and equipment	408
Goodwill	3,050
Identifiable intangible assets	2,180
Accounts payable	(386)
Accrued expenses	(98)
Installment note payable	(2,500)
Total fair value of net assets acquired	4,293
Less: noncontrolling interest	(1,151)
Net assets acquired attributable to Rafael	$3,142

The preliminary fair values of the assets acquired and liabilities assumed in the Day Three Acquisition are subject to change as we perform additional reviews of our assumptions utilized. During the year ended July 31, 2024, the Company recognized an adjustment which changed the fair value of certain acquired liabilities and goodwill as a result of obtaining additional information about the estimated liabilities. Further adjustments may be necessary as additional information related to the fair values of assets acquired, liabilities assumed, and tax implications thereon is assessed during the measurement period (up to one year from the acquisition date).

The noncontrolling interest was recognized at fair value, which was determined using the implied enterprise value based on the purchase price multiplied by the ratio of the number of shares owned by minority holders to total shares, as of the acquisition date.

Included in the acquired liabilities assumed in the Day Three Acquisition is a non-interest bearing installment note payable of $2.5 million. The installment note was recognized by Day Three in relation to a 2021 asset purchase agreement for certain patents. The assumed installment note payable had a balance of $800 thousand due January 2024 (which was paid in January 2024) and the remaining $1.7 million due in November 2024. At July 31, 2024, the installment note payable has a remaining balance due of $1.7 million which is included in Installment note payable on the consolidated balance sheets.

Goodwill of $3.1 million arising from the Day Three Acquisition was included in the Infusion Technology segment as of July 31, 2024 and was attributable to potential synergies and an assembled workforce. The calculated goodwill is not deductible for tax purposes.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 20, 2024, Day Three amended and restated its certificate of incorporation to, among other things, effect a reverse split of all of Day Three’s common stock on a one-for-one-thousand basis (the “DTL Reverse Stock Split”).

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

William Conkling, Rafael’s CEO, serves on Cyclo’s Board of Directors.

The Company has determined that Cyclo is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cyclo that most significantly impact Cyclo’s economic performance and, therefore, is not required to consolidate Cyclo. The Company has elected to account for its investment in Cyclo under the fair value option, with subsequent changes in fair value recognized as unrealized (gain) loss on investment - Cyclo in the consolidated statements of operations and comprehensive loss. During the years ended July 31, 2024 and 2023, the Company recognized an unrealized gain of $37 thousand and $2.7 million related to its investment in Cyclo common stock and warrants, respectively.

Summarized Fair Value Method Investment Details

The 31.5% ownership percentage as of July 31, 2024 is comprised of the shares of common stock owned by the Company and does not include the Cyclo Warrants. The total aggregate fair value of the Cyclo investment of $12,009,630 as of July 31, 2024 is comprised of common shares with an aggregate fair value of $10,745,629 and Cyclo Warrants with an aggregate fair value of $1,264,001. The total aggregate fair value of the Cyclo investment of $4,763,102 as of July 31, 2023 is comprised of common shares with an aggregate fair value of $3,898,204 and the May Warrants with an aggregate fair value of $864,898, see Note 15.

Subsequent to year end, the Company entered into an Agreement and Plan of Merger with Cyclo. See Note 27 for further details.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONVERTIBLE NOTE RECEIVABLES, DUE FROM CYCLO THERAPEUTICS, INC.

On June 11, 2024, the Company entered into a Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $2 million (the “Cyclo Convertible Note I”) to the Company for $2 million in cash. The Cyclo Convertible Note I was issued with a maturity date of November 11, 2024 and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note I is convertible into shares of Cyclo’s common stock at the option of the Company unless converted automatically upon certain events, as defined in the Cyclo Convertible Note I Note Purchase Agreement. On October 8, 2024, the maturity date of Convertible Note I was amended to be December 21, 2024, refer to Note 27.

On July 16, 2024, the Company entered into a First Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $2 million (the “Cyclo Convertible Note II”) to the Company for $2 million in cash. The Cyclo Convertible Note II was issued with a maturity date of November 11, 2024 and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note II is convertible into shares of Cyclo’s common stock at the option of the Company unless converted automatically upon certain events, as defined in the Cyclo Convertible Note II Note Purchase Agreement. On October 8, 2024, the maturity date of Convertible Note II was amended to be December 21, 2024, refer to Note 27.

The Cyclo Convertible Note I and Cyclo Convertible Note II are together referred to as the “Cyclo Convertible Notes.”

In the event that Cyclo consummates any public or private offering of its Equity Securities resulting in gross proceeds of at least $8,000,000 (excluding this Note) (a “Qualified Financing”) at any time prior to the earlier of the Maturity Date and the repayment in full of this Note, then the outstanding principal balance of the Cyclo Convertible Notes, together with any accrued and unpaid interest thereon, will automatically convert into shares of Cyclo’s common stock, par value $.0001 per share (the “Common Stock”), at a conversion price equal to the lesser of (i) $.95 (the “Base Price”), and (ii) eighty percent (80%) of the purchase price paid by the investors purchasing the Equity Securities in the Qualified Financing. For purposes of the Cyclo Convertible Notes, the term “Equity Securities” shall mean (1) any shares of Common Stock or preferred stock of Cyclo, (2) any security convertible or exchangeable for Common Stock or preferred stock of Cyclo, and (3) any other rights to purchase or otherwise acquire Common Stock or preferred stock of Cyclo, in each case issued in a Qualified Financing following the date hereof.

In the event Cyclo consummates a Sale Transaction (“Sale Transaction” as defined in the Cyclo Convertible Notes’ Agreements as a) the sale of all or substantially all of Cyclo’s assets, b) the consolidation or merger of Cyclo or any of its subsidiaries with or into any other corporation or other entity or person or other similar transaction, or c) any other transaction or series of related transactions to which Cyclo is a party in which in excess of fifty percent (50%) of Cyclo’s voting securities are transferred) with (i) Rafael or its affiliates, the Cyclo Convertible Notes shall be treated for as provided for in the terms of the definitive agreements relating to such Sale Transaction, or (ii) a third party other than Rafael or its affiliates, at the election of the Rafael, either (x) the outstanding principal balance of the Cyclo Convertible Notes, together with any accrued and unpaid interest thereon, shall convert into that number of shares of Common Stock at a conversion price equal to the lesser of (1) the base price of $0.95 and (ii) eighty percent (80%) of the implied value of Cyclo in the Sale Transaction, or (y) Cyclo will pay to Rafael an amount equal to the outstanding principal balance of the Cyclo Convertible Notes, together with any accrued and unpaid interest thereon, in full satisfaction of Cyclo’s obligations under Cyclo Convertible Notes. Additionally, the Cyclo Convertible Notes shall be convertible, in whole or in part, and from time to time, at the discretion of Rafael, into validly issued, fully paid and non-assessable shares of Common Stock at a conversion price equal to the lowest of (i) the base price (Cyclo Convertible Note I and Cyclo Convertible Note II), (ii) the closing price of the Common Stock on NASDAQ on the trading date immediately preceding the date of conversion (Cyclo Convertible Note II, only) and (iii) 80% of the purchase price paid by the investors purchasing equity securities in any financing consummated within sixty (60) days preceding the date of conversion (Cyclo Convertible Note II only).

The Cyclo Convertible Notes are required to be accounted for at fair value pursuant to ASC 825, Financial Instruments (“ASC 825”), at their respective dates of issuance and in subsequent reporting periods, as the Company elected to account for its prior investment in Cyclo common stock under the fair value option. The Company has elected to present interest income from the Cyclo Convertible Notes, together with the changes in fair value of the notes, along with the changes in fair value related to the investments in Cyclo, in unrealized gain on investments - Cyclo on the consolidated statements of operations and comprehensive loss. During the year ended July 31, 2024, the Company recognized an unrealized gain of $1.2 million, related to its investment in Cyclo Convertible Notes receivable. See Note 15 for further details.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to year end, the Company entered into an Agreement and Plan of Merger with Cyclo and entered into the Second and Third Amended and Restated Note Purchase Agreements with Cyclo, whereby the Company was issued $6.0 million in convertible notes receivable for $6 million in cash. See Note 27 for further details.

NOTE 13 – INVESTMENTS IN MARKETABLE SECURITIES

The Company has classified its investments in corporate bonds, U.S. agency bonds, and U.S. treasury bills as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Investment transactions are recorded on their trade date. Gains and losses on marketable security transactions are reported on the specific-identification method. Interest income is accrued daily and adjusted for amortization of premiums and accretion of discounts on the corporate bonds, U.S. agency bonds, and U.S. treasury bills.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities as of July 31, 2024 and July 31, 2023 are as follows:

July 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
U.S. Treasury Bills	$3,969	$—	$(2)	$3,967
U.S. Agency bonds	4,079	—	(3)	4,076
Corporate bonds	55,252	2	(32)	55,222
Total available-for-sale securities	$63,300	$2	$(37)	$63,265

July 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
U.S. Treasury Bills	$11,222	$53	$—	$11,275
Corporate bonds	46,766	4,333	(4,660)	46,439
Total available-for-sale securities	$57,988	$4,386	$(4,660)	$57,714

During the year ended July 31, 2024, the Company reclassified approximately $1.8 million of unrealized gains out of accumulated other comprehensive income (loss) related to the sale of available-for-sale securities into realized gain on available-for-sale securities. During the year ended July 31, 2023, the Company reclassified approximately $154 thousand of unrealized gains out of accumulated other comprehensive income (loss) related to the sale of available-for-sale securities into realized gain on available-for-sale securities.

Corporate bonds, U.S. agency bonds, and U.S. Treasury Bills held as of July 31, 2024 were all due within one year.

Marketable securities in an unrealized loss position as of July 31, 2024 and 2023 were not deemed impaired at acquisition. Effective August 1, 2023, the Company evaluates subsequent unrealized losses to determine whether the decline in fair value has resulted from credit losses or other factors. No such credit losses have been identified during the year ended July 31, 2024.

NOTE 14 – DISCONTINUED OPERATIONS

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

Year Ended July 31,
2023
Revenue from discontinued operations:
Rental – third party	$68
Rental – related party	115
Parking	66
Total revenue from discontinued operations	249

Costs and expenses from discontinued operations:
General and administrative	468
Depreciation and amortization	—
Loss from discontinued operations	(219)
Interest expense	(87)
Loss from discontinued operations	(306)
Gain on disposal of discontinued operations	6,784
Income from discontinued operations	$6,478

The gain on disposal of discontinued operations of approximately $6.8 million was derived from the gross proceeds of approximately $49.4 million from the sale of the 520 Property, less the carrying value of the 520 Property of approximately $40.2 million, net of approximately $1.2 million in transaction costs and the write off of approximately $1.2 million of deferred rental income.

NOTE 15 – FAIR VALUE MEASUREMENTS

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of July 31, 2024 and July 31, 2023 are as follows:

	July 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Available-for-sale securities - Corporate and U.S. Agency Bonds	$—	$59,298	$—	$59,298
Available-for-sale securities - U.S. Treasury Bills	3,967	—	—	3,967
Investment in Cyclo - Common Stock	10,746	—	—	10,746
Convertible note receivables, due from Cyclo	—	—	5,191	5,191
Investment in Cyclo - Warrants	—	—	1,264	1,264
Hedge funds	—	—	2,547	2,547
Convertible note receivable	—	—	1,146	1,146
Total	$14,713	$59,298	$10,148	$84,159

	July 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Available-for-sale securities - Corporate Bonds	$—	$46,439	$—	$46,439
Available-for-sale securities - U.S. Treasury Bills	11,275	—	—	11,275
Investment in equity securities	294	—	—	294
Investment in Cyclo Therapeutics Inc. - Common Stock	3,898	—	—	3,898
Investment in Cyclo Therapeutics Inc. - Warrants	865	—	—	865
Hedge funds	—	—	4,984	4,984
Convertible note receivable, related party	—	—	1,921	1,921
Total	$16,332	$46,439	$6,905	$69,676

As of July 31, 2024 and July 31, 2023, the Company did not have any liabilities measured at fair value on a recurring basis.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended July 31,
	2024	2023
	(in thousands)
Balance, beginning of period	$6,905	$4,764
Withdrawal from Hedge Fund Investments	(2,500)	—
Unrealized gain on Hedge Fund	63	220
Investment in Cyclo Warrants	1,338	—
Unrealized loss on Cyclo Warrants	(74)	—
Funding of Convertible note receivable, related party	—	2,000
Unrealized gain on Convertible note receivable, related party	742	—
Realized loss on Convertible note receivable, related party released from AOCI	(663)	—
Conversion of convertible note receivable, related party	(2,000)	—
Funding of Convertible note receivable	1,000	—
Change in fair value of Convertible note receivable	146	—
Funding of Cyclo Convertible Note I	2,000	—
Funding of Cyclo Convertible Note II	2,000	—
Unrealized gain on issuance of Cyclo Convertible Note I	665	—
Unrealized gain on issuance of Cyclo Convertible Note II	648	—
Change in fair value of Cyclo Convertible Notes	(122)	—
Total loss included in other comprehensive loss	—	(79)
Balance, end of period	$10,148	$6,905

Hedge funds classified as Level 3 include investments and securities which may not be based on readily observable data inputs. The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. Therefore, these assets are classified as Level 3. During the year ended July 31, 2024, the Company requested a withdrawal from Hedge Fund Investments of $2.5 million. The withdrawal was funded during the three months ended January 31, 2024.

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

The Company recognizes the fair value of the Cyclo Warrants utilizing a Black-Scholes option pricing valuation model (“Black-Scholes model”) at acquisition and each reporting date. The application of the Black-Scholes model utilizes significant assumptions, including expected volatility, expected life, marketability discount and risk-free interest rate. In order to determine the volatility, we measured expected volatility based on several inputs, including considering a peer group of publicly traded companies and the implied volatility of Cyclo’s publicly-traded warrants. As a result of the unobservable inputs that were used to determine the expected volatility of the Cyclo Warrants, the fair value measurement of these warrants reflected a Level 3 measurement within the fair value measurement hierarchy. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The expected volatility is a key assumption or input to the valuation of the Cyclo Warrants; however, changes in the expected volatility assumption will have less of an effect on the Black-Scholes model valuation as the Cyclo Warrants approach their expiration. The Cyclo Warrants are subject to limits on exercise and any sales of the underlying shares of common stock would be subject to volume restrictions for which a discount to the stock price of Cyclo was applied. The Black-Scholes model further incorporated a discount for the overall lack of marketability for the Cyclo Warrants.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below are the unobservable inputs to the Cyclo Warrants which reflect a Level 3 measurement within the fair value measurement hierarchy as of July 31, 2024:

Unobservable Input	Range	Weighted Average
Price Per Share [1]	$0.7-$0.74	$0.72
Exercise Price	$0.95 - $1.25	$1.13
Expected Volatility	85% - 104%	96.2%
Risk - Free Rate [2]	4.0%-4.1%	4.04%
Marketability Discount	38%-41%	55.0%
Remaining Term (Years)	3.2 - 6.0	4.9
Fair Value per Warrant [3]	$0.19	$0.19

[1]	Closing price of Cyclo’s common shares adjusted to reflect regulatory resale restrictions which ranged from 40.0% to 50.0%.
[2]	US Treasury rate for a period commensurate with the Remaining Term.
[3]	Concluded fair value per warrant as of July 31, 2024.

The Company used a scenario-based analysis to estimate the fair value of the Cyclo Convertible Notes based on the probability-weighted present value of future investment returns, considering each of the possible outcomes available to the Company, including cash repayment and equity conversion. Estimating the fair values of the Cyclo Convertible Notes requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. The four scenarios included maturity, a subsequent financing, a change in control, and an event of default, whereby total probability of one-hundred percent (100%) is allocated across the four scenarios, at issuance and each subsequent reporting period. With respect to the scenario reflecting maturity of the Cyclo Convertible Notes, the associated volatility assumption reflects voluntary conversion of the Cyclo Convertible Notes prior to their respective maturities. The Company used scenario-based analyses at June 11, 2024, July 16, 2024, and July 31, 2024 to determine the issuance date and period-end fair values of the Cyclo Convertible Note I and Cyclo Convertible Note II, respectively, with the following inputs:

	Convertible Note I		Convertible Note II
Input	Issuance at June 11, 2024	Remeasured at July 31, 2024	Issuance at July 16, 2024	Remeasured at July 31, 2024
Discount factor	0.927 - 0.932	0.95 - 0.955	0.942	0.955
Conversion price	$0.95	$0.95	$0.95	$0.95
Dividend	0%	0%	0%	0%
Risk free rate	5.29% - 5.30%	5.24% - 5.26%	5.25%	5.26%
Stock price	$1.24	$1.19	$1.22	$1.19
Term	0.39 - 0.42 years	0.28 - 0.25 years	0.30 years	0.25 years
Equity volatility	61.0% - 73.0%	59.0% - 67.0%	65.0%	59.0%
Black-Scholes Merton Call Value	$0.22 - $0.39	$0.15 - $0.31	$0.19- $0.33	$0.15 - $0.29

The Company holds $0 and $65 thousand as of July 31, 2024 and July 31, 2023, respectively, in investments in securities in another entity that are not liquid, which were included in Investments - Other Pharmaceuticals in the accompanying consolidated balance sheets. The investment was liquidated during the year ended July 31, 2024. The investment was accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative as defined within the guidance.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s financial instruments include trade accounts receivable, trade accounts payable, and due from related parties. The recorded carrying amounts of accounts receivable, accounts payable and due to related parties approximate their fair value due to their short-term nature.

NOTE 16 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	July 31, 2024	July 31, 2023
	(in thousands)
Accounts receivable - third party	$338	$247
Accounts receivable - related party	333	211
Less allowance for credit losses	(245)	(245)
Accounts receivable, net	$426	$213

NOTE 17 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 31, 2024	July 31, 2023
	(in thousands)
Building and improvements	$2,505	$2,505
Machinery and equipment	552	—
Other	81	68
	3,138	2,573
Less accumulated depreciation and amortization	(1,018)	(878)
Total	$2,120	$1,695

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense and amortization pertaining to property and equipment was approximately $137 thousand and $78 thousand for the years ended July 31, 2024 and 2023, respectively.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of goodwill by reportable segment for the year ended July 31, 2024:

	Healthcare	Real Estate	Infusion Technology	Consolidated
	(in thousands)
Balance as of July 31, 2023	$—	$—	$—	$—
Day Three Acquisition	—	—	3,050	3,050
Balance as of July 31, 2024	$—	$—	$3,050	$3,050

Intangible assets

The following is a summary of intangible assets at July 31, 2024:

	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intellectual Property	15	$1,885	(73)	$1,812
Non-compete Agreements	2	50	(15)	35
Total Intangible Assets		$1,935	(88)	$1,847

Amortization expense for the next five years and thereafter for intangible assets is estimated to be as follows for years ending:

Year Ending July 31,	(in thousands)
2025	$148
2026	132
2027	123
2028	123
2029	123
Thereafter	1,198
Total	$1,847

Amortization of intangible assets totaled $88 thousand for the year ended July 31, 2024, and is included in depreciation and amortization expense within the consolidated statements of operations and comprehensive loss.

NOTE 19 – LOSS PER SHARE

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

The following table summarizes the Company’s potentially dilutive securities which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended July 31,
	2024	2023
Shares issuable upon exercise of stock options	638,409	388,409
Shares issuable upon vesting of restricted stock	608,540	684,766
	1,246,949	1,073,175

The diluted loss per share computation equals basic loss per share for the years ended July 31, 2024 and 2023 because the Company had a net loss from continuing operations in all such periods and the impact of the assumed vesting of restricted shares and exercise of stock options would have been anti-dilutive.

The following table summarizes the basic and diluted loss per share calculations (in thousands, except for share and per share amounts):

	Year Ended July 31,
	2024	2023
Numerator:
Net loss from continuing operations	$(65,003)	$(8,693)
Net loss attributable to noncontrolling interests	(30,593)	(339)
Numerator for net loss from continuing operations	(34,410)	(8,354)

Numerator for discontinued operations	—	6,478
Net loss attributable to Rafael Holdings, Inc.	$(34,410)	$(1,876)

Denominator:
Weighted average basic and diluted shares outstanding	23,745,516	23,263,211

Loss per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(1.45)	$(0.36)
Discontinued operations	—	0.28
Total basic and diluted loss per share	$(1.45)	$(0.08)

NOTE 20 – NOTE PAYABLE, HELD-FOR-SALE

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the sale of the 520 Property, on August 22, 2022, the Company paid off the outstanding principal balance of $15 million and accrued interest of approximately $87,000 on the Note Payable. See Note 14 for further details on the subsequent sale of the 520 Property.

Interest expense under the Note Payable, which is recognized in loss on discontinued operations, amounted to $0 and $87 thousand for the years ended July 31, 2024 and 2023, respectively.

NOTE 21 – RELATED PARTY TRANSACTIONS

IDT Corporation

IDT Corporation (“IDT”), a related party through common ownership and some common members of management, has historically maintained a due to/from balance that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT as the relevant persons were also providing services to IDT. IDT billed the Company approximately $296 thousand and $313 thousand for services during the years ended July 31, 2024 and 2023, respectively, of which $70 thousand is included in due to related parties at July 31, 2024 and 2023.

IDT leased, prior to the Company’s sale of the 520 Property, approximately 80,000 square feet of office space plus parking at the 520 Property and currently leases approximately 3,600 square feet of office space in Jerusalem, Israel. The Company invoiced IDT approximately $108 thousand and $211 thousand for the years ended July 31, 2024 and 2023, respectively. As of July 31, 2024 and 2023, IDT owed the Company approximately $332 thousand and $210 thousand, respectively, for office rent and parking plus Israeli value added tax.

Genie Energy Ltd.

Genie Energy Ltd. (“Genie”), a related party through common ownership and some common members of management, leased office space at 520 Broad Street prior to the Company’s sale of the 520 Property. The Company invoiced Genie approximately $19 thousand which is included in discontinued operations during the year ended July 31, 2023.

Related Party Rental Income

The Company leased space to related parties (including IDT Corporation – see above) which represented approximately 17% and 42% of the Company’s total revenue for the years ended July 31, 2024 and 2023, respectively. The portion of related party rental income pertaining to the 520 Property has been classified in discontinued operations on the consolidated statements of operations and comprehensive loss for the year ended July 31, 2023.

Howard Jonas, Chairman of the Board, Former Chief Executive Officer

On July 31, 2023, eight trusts, each for the benefit of a child of Howard S. Jonas, the Company’s Executive Chairman and Chairman of the Board, with independent trustees, transferred an aggregate of 787,163 shares of Class A common stock of the Company (representing all of the issued and outstanding shares of the Class A common stock of the Company, and 51.3% of the aggregate voting power of all issued and outstanding shares of capital stock of the Company) to a limited partnership. Howard Jonas is the sole manager of the sole general partner of the limited partnership and, therefore, has sole voting and dispositive power over the shares of Class A common stock held by the limited partnership. Following the transfer, Mr. Jonas is the controlling stockholder of the Company and the Company is a controlled company as defined in Section 303A of the New York Stock Exchange Listed Company Manual.

During the year ended July 31, 2024, the Company paid Sam Beyda, who serves as Chief Executive Officer and a Director of Day Three and is Howard Jonas’ son-in-law, a salary in the amount of $160 thousand.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – INCOME TAXES

The components of loss from continuing operations before income taxes, including equity in loss of Day Three, are as follows:

	For the Years Ended July 31,
	2024	2023
	(in thousands)
Domestic	$(67,653)	$(6,259)
Foreign	(30)	(2,689)
Loss before income taxes	$(67,683)	$(8,948)

Benefit from income taxes as presented in the consolidated statements of operations and comprehensive loss consisted of the following:

	For the Years Ended July 31,
	2024	2023
	(in thousands)
Current:
Foreign	$19	$19
Federal	—	—
State	(2,602)	(274)
Total current benefit	(2,583)	(255)
Deferred:
Foreign	(73)	—
Federal	(17)	—
State	(7)	—
Total deferred benefit	(97)	—
Benefit from income taxes	$(2,680)	$(255)

The reconciliation between the Company’s effective tax rate on pretax loss from continuing operations and the statutory tax rate for the years ended July 31, 2024 and July 31, 2023 is as follows:

	For the Years Ended July 31,
	2024	2023
	(in thousands)
U.S. federal income tax at statutory rate	$(14,213)	$(1,877)
Permanent items - Cornerstone Acquisition	18,871	—
Nondeductible items	672	—
State income tax	1,807	(479)
Foreign operations	(1)	(583)
Other	627	—
Cornerstone Acquisition impact to deferred tax assets	(51,546)	—
Derecognition of Cornerstone investment due to Cornerstone Acquisition	23,312	—
Sales of state NOLs	(2,613)	(274)
Change in valuation allowance	20,404	2,958
Benefit from income taxes	$(2,680)	$(255)

During the year ended July 31, 2024, the Company received proceeds of approximately $2.6 million from the sale of the Company’s 2020-2022 New Jersey NOLs totaling $31.6 million through the New Jersey Technology Business Tax Certificate Transfer Program. During the year ended July 31, 2023, the Company received proceeds of approximately $274 thousand from the sale of the Company’s 2019 New Jersey NOLs totaling $3.3 million through the New Jersey Technology Business Tax Certificate Transfer Program.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	At July 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$61,204	$17,852
Unrealized loss	—	30,236
R&D credits, net of uncertain tax position	6,145	—
Capitalized Sec. 174 research and experimental expenditures	3,121	689
Stock-based compensation	2,486	1,858
Depreciation	286	(1)
Reserves and accruals	249	237
Charitable contributions	141	—
Gross deferred tax assets	71,362	50,871
Less valuation allowance	(71,275)	(50,871)
Total deferred tax assets, net of valuation allowance	2,357	—

Deferred tax liabilities:
Unrealized gain	(2,327)	—
Amortization	(30)	—
Total deferred tax liabilities:	(2,357)	—
Deferred tax liability, net	$—	$—

The Company continually evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectation of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

Deferred tax assets established for the excess outside tax basis of an investee are derecognized upon the event that the investee becomes a domestic subsidiary as a result of a business combination or consolidation, as it is likely that the deferred tax asset will no longer qualify for recognition. During the year ended July 31, 2024, the Company derecognized unrealized loss deferred tax assets related to prior investments in Cornerstone and Day Three as a result of the Cornerstone Acquisition and Day Three Acquisition, respectively.

As of July 31, 2024, based on the Company’s history of losses and its assessment of future losses, management believes that it is more likely than not that future taxable income will not be sufficient to realize the deferred tax assets. Therefore, a valuation allowance has been applied to deferred tax assets.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit).

As of July 31, 2024, the Company has federal, state, and foreign net operating loss carryforwards of approximately $270.0 million, $17.5 million and $11.6 million, respectively. Federal net operating loss carryforwards in the amount of $83.1 million begin expiring in 2025 and approximately $186.9 million have an indefinite life. Federal NOL carryforwards generated after tax year 2021 are subject to an 80% limitation on taxable income, do not expire and will carryforward indefinitely. State net operating loss carryforwards in the amount of $17.5 million begin expiring in 2042. Foreign net operating loss carryforwards in the amount of $11.6 million have an indefinite life.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The utilization of the Company’s net operating losses may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 and 383 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards and research and development tax credits in future years and possibly the expiration of certain net operating loss and research and development tax credits carryforwards before their utilization.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2021 to the present in the U.S. and from 2020 to present in the Company’s foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.

The Company is also subject to certain non-income taxes such as value added taxes, sales taxes, and property taxes. The Company has taken certain positions that management feels, although not free from doubt, should not result in a successful challenge by certain tax authorities.

As required by the uncertain tax position guidance in ASC No. 740, Income Taxes, (“ASC 740”) the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance in ASC 740 to all tax positions for which the statute of limitations remained open. Any estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be included as part of the income tax provision.

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions is as follows:

	At July 31,
	2024	2023
	(in thousands)
Balance, beginning of the year	$—	$—
Additions of tax positions related to the prior year	6,218	—
Balance, end of year	$6,218	$—

NOTE 23 – BUSINESS SEGMENT INFORMATION

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Year Ended July 31, 2024
Revenues	$—	$355	$282	$637
(Loss) income from operations	(102,032)	(675)	80	(102,627)

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Year Ended July 31, 2023
Revenues	$—	$—	$279	$279
(Loss) income from operations	(15,121)	—	78	(15,043)

Total assets by segment are not provided to or reviewed by the CODM.

Geographic Information

Infusion Technology Segment

Revenue from the Infusion Technology segment is entirely from customers located in the United States.

Real Estate Segment

Revenues from tenants located outside of the United States were generated entirely from related parties located in Israel. Revenues from these non-U.S. customers as a percentage of total revenues, which are inclusive of revenue from discontinued operations, were as follows (revenues by country are determined based on the location of the related facility):

Year Ended July 31,	2024	2023
Revenue from tenants located in Israel	100%	53%

Assets

Net property, plant, and equipment and total assets summarized by geographic area are as follows:

(in thousands)	United States	Israel	Total
July 31, 2024
Property, plant, and equipment, net	$783	$1,337	$2,120
Total assets	93,434	3,398	96,832

July 31, 2023
Property, plant, and equipment, net	$293	$1,402	$1,695
Total assets	95,244	3,585	98,829

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may from time to time be subject to legal proceedings that may arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

License Agreements

Cornerstone is a party to two license agreements in connection with certain technology being used for products under development and is required to make certain annual maintenance payments. In addition, royalty payments, calculated on a low single digit percentage of net sales, as defined in the respective agreements, will be required upon the commercialization of licensed technology. Sublicensing fees are calculated and due based upon a percentage of gross sublicense fees. Cornerstone expenses license obligation payments to research and development on the consolidated statements of operations and comprehensive loss.

One worldwide license agreement requires Cornerstone to reimburse the other party for costs associated with filing and defending various patents worldwide. Payment obligations under this license agreement remain in effect until the last underlying patents granted under the license agreement expire in their respective countries. The last patent expired in 2019. License maintenance fees are currently $20,000 per year and continue for the term of the agreement, which expires in 2026. The license maintenance fees are replaced by minimum royalties of $10,000 during the first year following governmental approval to market products and escalates to $1,000,000 during the term of the agreement. Cornerstone is also responsible to pay fees on any sub-licensing of the licensed patents. Cornerstone may credit each annual license maintenance fee in full against all royalties and sublicensing fees due during the same calendar year. Cornerstone may terminate the license agreement upon 90 days’ notice. Either party may terminate the license agreement if the other party commits any material breach of any covenant or promise and does not cure such breach within 30 days of the receipt of written notice of such material breach. In May 2017, Cornerstone renegotiated the agreement referred to as the “second license.” In exchange for a waiver of certain product development milestones, Cornerstone modified the agreement to pay a low single digit percentage royalty for a duration of five years on Net Sales of product sold after the expiration of the licensed patent and potentially up to eight years. As of July 31, 2024, there are no products being marketed which are covered by the patents under the license agreement.

The remaining minimum payments required under the license agreement, assuming the agreement is not terminated by Cornerstone, excluding any escalation for receiving government marketing approval subsequent to July 31, 2018, are $20,000 per year. The agreement may continue until January 1, 2029 (if not earlier terminated).

Cornerstone’s second license continues until the termination of the later of the last to expire patent or royalty obligation under the agreement on a country-by-country basis (currently, or as otherwise provided in the license agreement). Fifty percent of the maintenance fee payments, up to $1.1 million, may be credited against the potential future royalty payments, calculated on a single digit percentage of net sales, as defined, that Cornerstone would have to make to the license holder should royalties be paid. The agreement may be terminated on 15 days’ written notice after default by the other party if said default is not cured within 30 days of receipt of notice by the defaulting party. In addition, Cornerstone may terminate the agreement on 15 days’ written notice to the license holder. Royalties are due based on Gross Sales, as defined, for products sold relating to patented and unpatented technology, and shall terminate on the 15th anniversary of the first commercial sale of the product in the corresponding country or territory. Sublicense payments are due in connection with any sublicense fees received relating to patented and non-patented products related to the patented technology and proprietary know-how, as provided in the agreement. As of July 31, 2024, there were no products being marketed which are covered by the patents under the license agreement. There were no additional annual license maintenance fees required beyond 2010.

As part of a royalty agreement, Cornerstone is obligated to pay royalties, based upon percentage (low single digit) of net sales, to Altira Capital and Consulting LLC (“Altira”), a consolidated subsidiary of the Company. The royalty obligations remain in effect, on a country-by-country basis, until the last to expire patent claims associated with such products and services expire or are no longer in force. No payments have been made in connection with a royalty pool. As of July 31, 2024, the last to expire patent claim is to remain in force until fiscal 2034.

NOTE 25 – EQUITY

Share Repurchase Program

Effective April 14, 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”) authorizing the repurchase of up to $5 million of the Company’s Class B common stock. Under the 2023 Share Repurchase Program, the Company was authorized to purchase, at purchase prices up to $1.75 per share, shares of its Class B common stock from time to time until June 16, 2023 (the “Plan Termination Date”). In July 2023, the 2023 Share Repurchase Program was amended to extend the Plan Termination Date to July 1, 2024. On December 22, 2023, the Company suspended the share repurchase program through the Plan Termination Date.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended July 31, 2024, the Company repurchased 101,487 of its Class B common stock for a total cost of $168 thousand under the 2023 Share Repurchase Program.

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

In March 2018, the Company established its 2018 Equity Incentive Plan. On January 19, 2022, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan and, following January 19, 2022, no new grants are to be awarded under the 2018 Equity Incentive Plan. Existing grants under the 2018 Equity Incentive Plan will not be impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants, and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. On January 19, 2022, the Company filed a Registration Statement on Form S-8 registering 1,919,025 shares of Class B common stock reserved for issuance under the 2021 Plan. On November 28, 2022, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 696,770, which the stockholders approved on January 23, 2023. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 2,615,795 shares. As of July 31, 2024, there were 171,986 shares still available for issuance under the 2021 Plan.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 6, 2022, pursuant to the I9 SPA dated June 22, 2022 with I9 Plus, LLC, an entity affiliated with members of the family of Howard Jonas, the Company sold 3,225,806 shares of the Company’s Class B common stock to I9 Plus, LLC at a price per share of $1.86 and an aggregate sale price of $6 million.

Employment Agreement

On June 13, 2022, the Company entered into an employment agreement with Howard S. Jonas (who serves as the Chairman of the Board and Executive Chairman of the Company) (the “Employment Agreement”), which provides, among other things: (i) a term of five years (subject to extension unless either party elects not to renew); (ii) an annual base salary of $260,000, of which $250,000 is payable through the issuance of restricted shares of the Company’s Class B common stock with the value of the shares based upon the volume weighted closing price of the Class B Stock on the NYSE on the thirty days ending with the NYSE trading day immediately preceding the issuance to be issued within thirty days of the date of the Employment Agreement (the “Start Date”) and each annual anniversary, and such shares vesting, contingent on Mr. Jonas’ remaining in continuous service to the Company, in substantially equal amounts on the three, six, nine and twelve month anniversaries of the Start Date or annual anniversary; and (iii) a grant of restricted shares of Class B common stock with a value of $600,000, issuable within 30 days with the value of the shares based upon the volume weighted closing price of the Class B common stock on the NYSE on the 30 days ending with the NYSE trading day immediately preceding the issuance and such shares, and vesting, contingent on Mr. Jonas remaining in continuous service to the Company, in substantially equal amounts on the first and second annual anniversaries of the Start Date. On June 19, 2024, the Employment Agreement was amended to provide an annual base salary of $294,000, of which $250,000 is payable through the issuance of Class B common stock in accordance with the terms defined above.

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2022	1,021,277	$12.11	4.47	$—
Granted	175,000	2.08	9.51	—
Expired	(589,205)	—	—	—
Cancelled / Forfeited	(218,663)	—	—	—
Outstanding at July 31, 2023	388,409	$14.51	8.71	$—
Granted	250,000	1.84	9.50	—
Outstanding at July 31, 2024	638,409	$9.55	8.39	$—
Exercisable at July 31, 2024	114,602	$13.13	7.61	$—

The weighted average grant date fair value per unit for the options granted during the years ended July 31, 2024 and 2023, was $1.34 and $1.58, respectively. At July 31, 2024, there were unrecognized compensation costs related to non-vested stock options of $1.3 million, which are expected to be recognized over the next 2.2 years from July 31, 2024.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The value of option grants is calculated using the Black-Scholes model with the following assumptions for options granted during the years ended July 31, 2024 and 2023, respectively:

	For the Year Ended July 31,
	2024	2023
Risk-free interest rate	3.98%	3.66%
Expected term (in years)	6.25	6.11
Expected volatility	88%	95%
Expected dividend yield	—%	—%

Rafael Medical Devices Stock Options

The Rafael Medical Devices 2022 Equity Incentive Plan (the “RMD 2022 Plan”) was created and adopted by the Company in May 2022. The RMD 2022 Plan allows for the issuance of up to 10,000 shares of Class B common stock which may be awarded in the form of incentive stock options or restricted shares.

In connection with the conversion of Rafael Medical Devices from a Delaware corporation to a Delaware limited liability company, Rafael Medical Devices adopted the Rafael Medical Devices, LLC 2023 Equity Incentive Plan (the “RMD 2023 Plan”) in August 2023. The RMD 2023 Plan allows for issuance of up to 46,125 Class A Units (the “Units”). There were 2,247 Units available for issuance under the RMD 2023 Plan as of July 31, 2024.

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

The following table summarizes assumptions used to compute the fair value of Units granted under the RMD 2023 Plan during the year ended July 31, 2024:

Risk-free interest rate	4.24-4.54%
Expected term (in years)	5-6.25
Expected volatility	113%
Expected dividend yield	—%

A summary of option activity for Rafael Medical Devices, LLC is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2022	5,266	$3.82	9.76	$—
Granted	—	—	—	—
Outstanding at July 31, 2023	5,266	$3.82	8.76	$—
Granted	43,878	10.00	9.01	—
Cancelled / Forfeited	(5,266)	3.82	—	—
Outstanding at July 31, 2024	43,878	$10.00	9.01	$—
Exercisable at July 31, 2024	11,886	$10.00	9.01	$—

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value per unit for the RMD option grants during the year ended July 31, 2024 was $8.50. At July 31, 2024, the total unrecognized compensation related to stock option awards granted was $193 thousand, which the Company expects to recognize over a weighted average period of approximately 3.0 years.

Cornerstone Stock Options

Cornerstone has outstanding stock options and non-qualified options to purchase Cornerstone’s common stock which were granted under Cornerstone’s 2009 and 2018 Stock Incentive Plans (the “Plans”), as well as additional options issued during a prior capital raise.

At July 31, 2024, there were 1,004,341 options outstanding granted under the Plans that are vested with a weighted average exercise price of $24.17 per share and a weighted average remaining contractual term of 4.4 years. The fair value of outstanding options granted under the Plans assumed during the Cornerstone Acquisition were determined to be de minimis.

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

In January 2022, the Company granted 33,360 restricted shares of Class B common stock to non-employee directors, 18,336 of which were granted under the 2018 Equity Incentive Plan, and 15,024 of which were granted under the 2021 Plan. The restricted shares vested immediately on the grant date. The share-based compensation cost was approximately $151 thousand, which was included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

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

On January 5, 2024, the Company issued 101,402 shares of Class B restricted stock to certain members of its Board of Directors.

On June 13, 2024, the Company issued 159,016 shares of Class B restricted stock to Howard S. Jonas.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2022	1,507,373	$4.22
Granted	220,019	1.99
Vested	(745,867)	3.37
Cancelled / Forfeited	(296,759)	(5.10)
Outstanding at July 31, 2023	684,766	$4.04
Granted	506,826	1.75
Vested	(583,052)	3.15
Non-vested shares at July 31, 2024	608,540	$2.99

At July 31, 2024, there was $0.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next four years.

A summary of the stock-based compensation expense for the Company’s equity incentive plans is presented below (in thousands):

	For the Year Ended July 31,
	2024	2023
General and administrative	$2,000	$3,044
Research and development	296	194
Forfeiture of RSUs within general and administrative	—	(931)
Forfeiture of RSUs within research and development	—	(119)
Net stock-based compensation expense	$2,296	$2,188

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

On June 6, 2022, the Company’s outstanding warrants to purchase 26,189 shares of common stock at an exercise price of $22.91 per share expired. As of July 31, 2024, the Company had no outstanding warrants.

NOTE 26 – LEASES

The Company is the lessor of the Israeli property which is leased to tenants under net operating leases with a term expiration date within 2025. Lease income included on the consolidated statements of operations and comprehensive loss was $282 thousand and $279 thousand for the years ended July 31, 2024 and 2023, respectively. During the years ended July 31, 2024 and 2023, no real estate property taxes were included in rental income.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of July 31, 2024, under a non-cancellable operating lease are as follows:

Year ending July 31,	Related Parties	Other	Total
	(in thousands)
2025	$78	$—	$78
Total Minimum Future Rental Income	$78	$—	$78

A related party has the right to terminate the Israeli lease upon four months’ notice.

NOTE 27 – SUBSEQUENT EVENTS

Agreement and Plan of Merger with Cyclo

On August 21, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among: the Company; Tandem Therapeutics, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“First Merger Sub”); Tandem Therapeutics, LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub” and together with First Merger Sub, the “Merger Subs”); and Cyclo. The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Company and Cyclo’s boards of directors (the “Boards”). The Merger Agreement also requires approval of Cyclo’s stockholders (the “Cyclo Shareholder Vote”) and the issuance of the Company’s Class B Common Stock, $0.01 par value per share (“Rafael Class B Common Stock”) in the Business Combination (as defined below) requires approval by the Company’s stockholders (the “Rafael Shareholder Vote”). Upon such approvals and satisfaction or waiver of all other conditions set forth in the Merger Agreement and the effectiveness of a registration statement on Form S-4 to register the shares of Rafael Class B Common Stock of Rafael to be issued in the Business Combination, as defined below, the Business Combination will be consummated (the date upon which is referred to as the “Closing Date”).

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Business Combination

The Merger Agreement provides for, among other things, that at the First Effective Time (the “First Effective Time”), First Merger Sub will merge with and into Cyclo (the “First Merger”), First Merger Sub will cease to exist, and Cyclo will become a wholly-owned subsidiary of the Company. Immediately following the First Merger, Cyclo will merge with and into Second Merger Sub, with Second Merger Sub being the Surviving Entity of the subsequent merger (the “Second Merger” and together with the First Merger, the “Business Combination”).

If the Business Combination is consummated, Rafael would become the primary beneficiary of Cyclo, a VIE that constitutes a business. In accordance with ASC 810, the initial consolidation of a VIE that is a business shall be accounted for as a business combination in accordance with the provisions in Topic 805.

Consideration to Cyclo Equity Holders in the Business Combination

At the First Effective Time: (i) any shares of Cyclo Capital Stock then held by Cyclo or in Cyclo’s treasury immediately prior to the First Effective Time shall be canceled and retired and shall cease to exist, and no consideration shall be delivered in exchange therefor; (ii) any shares of Cyclo Capital Stock then held by Rafael immediately prior to the First Effective Time shall be canceled and retired and shall cease to exist, and no consideration shall be delivered in exchange therefor; (iii) except as provided in (i) and (ii) above, each share of Cyclo Common Stock issued and outstanding immediately prior to the First Effective Time shall cease to be an existing and issued share of Cyclo Common Stock, and shall be converted, by virtue of the First Merger and without any action on the part of the holders thereof, into the right to receive a number of validly issued, fully paid and nonassessable shares of Rafael Common Stock equal to the Exchange Ratio (as defined below). The shares of Rafael Common Stock to be issued upon conversion of the Cyclo Common Stock are referred to as the “Merger Consideration”.

The “Exchange Ratio” means the quotient (rounded down to four decimal places) obtained by dividing (x) $0.95 by (y) the sum of the (A) Total Net Cash Amount, plus (B) Total Loan Amount, divided by the total number of shares of Rafael Capital Stock outstanding at the First Effective Time, including any shares of Rafael Capital Stock issuable upon exercise or conversion of outstanding securities of Rafael with exercise or conversion prices that are no greater than 150% of the then market price for the Rafael Class B common stock.

The “Total Net Cash Amount” is defined in the Merger Agreement as (a) the sum of the total of (i) cash, cash equivalents and marketable securities of Rafael as of the Closing Date; and (ii) Included Assets (as defined below), minus (b) the amount of Rafael’s current liabilities (on an unconsolidated basis), including, without limitation, accounts payable and accrued expenses, as of the end of the last month immediately prior to the Closing Date, updated for material changes to such amounts following such date until the Closing Date, and determined in a manner consistent with the manner such liabilities were historically reflected in Rafael’s financial statements.

The “Included Assets” is defined in the Merger Agreement as the appraised value of the real estate located at 5 Shlomo Levy Street, Har Hotzvim Jerusalem and the value of the Globis Capital Partners, L.P. holdings as of the latest calendar quarter ending prior to the First Effective Time. Total Loan Amount shall mean the outstanding principal amount of all amounts loaned by Rafael to Cyclo between June 11, 2024 and the Closing, including, without limitation, the Cyclo Convertible Notes, Cyclo Convertible Note III (as defined below) and Cyclo Convertible Note IV (as defined below), plus the accrued and unpaid interest thereon as of the date of the Closing.

The “Parent Capital Stock” (also referred to as “Rafael Capital Stock”) is defined in the Merger Agreement as the Rafael Class B common stock, $0.01 par value per share, the Rafael Class A common stock, par value $0.01 per share, of Rafael and the Rafael preferred stock, $0.01 par value per share.

All compensatory options to purchase Cyclo common stock shall automatically convert into options to acquire, on substantially similar terms and conditions, an adjusted number of shares of Rafael Class B Common Stock, based upon the Exchange Ratio (rounded down to the nearest whole share), at an adjusted exercise price per share, based upon the Exchange Ratio (rounded up to the nearest whole cent).

Unless otherwise provided for in outstanding warrant agreements, all outstanding warrants to purchase Cyclo common stock (other than those held by Rafael which will be cancelled) will automatically be converted into warrants to purchase an adjusted number of shares of Rafael Class B Common Stock, based upon the Exchange Ratio, at an adjusted exercise price per share, based upon the Exchange Ratio. Certain Cyclo warrants have the right to elect to receive cash payment in lieu of receiving warrants to purchase Rafael Class B Common Stock.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For U.S. federal income tax purposes, the Business Combination is intended to qualify as a “reorganization” within the meaning of Section 368(a)(1) of the Internal Revenue Code of 1986, as amended.

No fractional shares of Rafael Class B Common Stock will be issued in connection with the Business Combination, and holders of Cyclo common stock who would otherwise be entitled to receive a fraction of a share of Rafael Class B Common Stock, shall, in lieu of any such fractional shares to which they would otherwise be entitled, receive the number of shares of Rafael Class B Common Stock to which such holder of Cyclo common stock would be entitled to receive aggregated and rounded up to the nearest whole share.

Cyclo Securities held by the Company

Cyclo’s common stock and warrants held by the Company will be cancelled and retired and shall cease to exist upon consummation of the Business Combination.

The Cyclo Convertible Notes, Cyclo Convertible Note III (as defined below), Cyclo Convertible Note IV (as defined below) and Cyclo Convertible Note V (as defined below) will be forgiven at the closing of the Business Combination.

Representations and Warranties; Covenants

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type.

Under the Merger Agreement, (a) Cyclo has agreed, among other things, (i) to conduct its business in the ordinary course, and not to take certain actions without the consent of the Company, (ii) not to solicit or engage in discussions regarding any alternative acquisition proposal or other transaction similar to the Business Combination, (iii) seek approval of its stockholders to the Business Combination, and (iv) use reasonable best efforts to cause all conditions to the Business Combination to be satisfied and to consummate the Business Combination, and (b) the Company has agreed (i) not to take certain actions without the consent of Cyclo, (ii) use reasonable efforts to cause the shares of Rafael Class B Common Stock to be issued in the Business Combination to be listed on the New York Stock Exchange, (iii) create, register with the Securities and Exchange Commission (“SEC”) and list on the New York Stock Exchange a class of warrants to be issued to certain holders of publicly-traded warrants to purchase Cyclo common stock, (iv) increase the number of shares available for grant under its equity plan to cover options to be issued to holders of Cyclo Options, (v) seek approval of its stockholders to the issuance of the shares of the Rafael Class B Common Stock in the Business Combination, and (vi) use reasonable best efforts to cause all conditions to the Business Combination to be satisfied and to consummate the Business Combination.

The Company has also agreed, so long as Cyclo is not in active discussions regarding an acquisition proposal, to fund Cyclo through the earlier of the consummation of the Business Combination or termination of the Merger Agreement in such amounts as may be necessary for Cyclo to operate its business and pay its debts and obligations as they become due, provided that Cyclo is being operated in a manner consistent with the terms of the Merger Agreement and the financial forecast previously shared with the Company (the “Pre-Closing Funding”). Following the closing, the Company will fund Cyclo’s TransportNPC™ clinical trial to its 48-week interim analysis up to a maximum amount, when added to the Pre-Closing Funding, of $25 million.

The Merger Agreement places certain restrictions on the operation of Rafael’s business prior to the closing of the Business Combination, and such restrictions, the waiver of which is subject to the consent of Cyclo, may prevent Rafael from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Business Combination that Rafael would have made, taken or pursued if these restrictions were not in place.

In addition, in connection with the closing of the Business Combination, the Company has agreed to appoint Markus W. Sieger, a current independent member of Cyclo’s board of directors, to the Company’s Board.

Lock-Up Agreements

The Merger Agreement provides that Cyclo’s directors and their affiliates that will receive shares of Rafael Class B Common Stock pursuant to the Merger Agreement or upon exercise of Rafael options received upon conversion of Cyclo options in the Business Combination have each agreed to enter into a lock-up agreement which contains certain restrictions on transfer of such shares of Rafael Class B Common Stock for a period of the earlier of (a) six (6) months following closing of the Business Combination or (b) the date on which Rafael completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of Rafael’s stockholders having the right to exchange their Rafael Class B Common Stock for cash, securities or other property.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Voting Agreement

In connection with the entry into the Merger Agreement, Rafael and certain other holders of Cyclo common stock entered into voting agreements pursuant to which those holders have agreed to vote in favor of the Merger Agreement and the consummation of the Business Combination at any meeting of Cyclo’s stockholders and take other actions in furtherance of the consummation of the Business Combination until the earlier of (i) the First Effective Time and (ii) the termination of the Merger Agreement (the “Voting Agreement”).

Support Agreement

In connection with the entry into the Merger Agreement, Howard Jonas entered into a support agreement (the “Support Agreement”) with Rafael and Cyclo, under which Mr. Jonas has agreed to vote all shares of Rafael capital stock over which he exercises voting control to approve the issuance of the Rafael Class B Common Stock to the stockholders of Cyclo as contemplated by the Merger Agreement.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to closing of the Business Combination, including, but not limited to, (i) by the mutual written consent of the Company and Cyclo, (ii) by the Company, subject to certain exceptions, if any of the representations or warranties of Cyclo are not true and correct or if Cyclo fails to perform any of its covenants or agreements under the Merger Agreement (iii) by Cyclo, subject to certain exceptions, if any of the representations or warranties made by the Company are not true and correct or if the Company fails to perform any of its covenants or agreements under the Merger Agreement; (iv) by either the Company or Cyclo, if the Business Combination has not been consummated on or prior to November 30, 2024; provided, however, that, in the event that the SEC has not declared effective under the Securities Act of 1933, as amended (the “Securities Act”) the Form S-4 by the date which is 45 calendar days prior to the End Date of November 30, 2024 pursuant to the Merger Agreement, then the End Date shall automatically be extended to December 31, 2024 (the “End Date”), unless the breach of any covenants or obligations under the Merger Agreement by the party seeking to terminate was the principal cause of the failure to consummate the transactions contemplated by the Merger Agreement; (v) by either the Company or Cyclo, if any governmental entity has issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement and such order or other action has become final and non-appealable; (vi) by either the Company or Cyclo, if the required approvals by the stockholders of the Company and Cyclo have not been obtained; and (vii) by the Company, if Cyclo’s Board (or a committee thereof) makes a Cyclo Adverse Change Recommendation, as defined in the Merger Agreement. A “Cyclo Adverse Change Recommendation” means during the pre-closing Period, neither Cyclo’s board nor any committee thereof shall (i)(A) withdraw, withhold, amend or qualify or modify, in each case, in a manner adverse to Rafael, or publicly propose to withdraw, withhold, amend or qualify or modify, in each case, in a manner adverse to Rafael, Cyclo’s board recommendation, (B) fail to include Cyclo’s board recommendation in the joint proxy statement/prospectus, (C) fail to publicly reaffirm Cyclo’s board recommendation within ten (10) business days after Rafael so requests in writing (it being understood that the Rafael shall only be entitled to make up to two (2) such reaffirmation requests), (D) approve, recommend or declare advisable, or publicly propose to approve, recommend or declare advisable, any acquisition proposal other than from Rafael and Rafael’s affiliates or (E) if any tender offer or exchange offer is commenced for equity securities of Cyclo, fail to recommend against such tender offer or exchange offer by the earlier of (1) the tenth (10th) business day after the commencement of such tender offer or exchange offer and (2) the third (3rd) business day prior to Cyclo’s stockholders meeting other than a “stop, look and listen” communication pursuant to Rule 14d-9(f) under the Exchange Act.

If the Business Combination is validly terminated in accordance with the Merger Agreement, then either of Rafael or Cyclo shall reimburse the terminating party for their reasonable documented out-of-pocket expenses, including all fees and expenses of counsel, financial advisors and accountants, actually incurred in connection with the Merger Agreement, in an amount not to exceed $250,000 in cash, or if Rafael terminates the Business Combination in the event of a Cyclo Adverse Change Recommendation, Cyclo will promptly pay to Rafael an amount equal to $400,000 in cash (the “Company Termination Fee”).

The Business Combination is expected to close in the fourth calendar quarter of 2024, following the receipt of the required approvals by Rafael and Cyclo stockholders and the fulfillment of other customary closing conditions.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Second Amended and Restated Note Purchase Agreement

On August 21, 2024, Rafael entered into a Second Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $3 million to Rafael for $3 million (the “Cyclo Convertible Note III”) in cash. The Cyclo Convertible Note III matures on December 21, 2024 and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note III is convertible into shares of Cyclo’s common stock at the option of Rafael (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes) issued by Cyclo to Rafael in connection with previous loans if, following such conversion, Rafael will beneficially own more than 49.9% of Cyclo’s common stock); and automatically on certain other events.

Third Amended and Restated Note Purchase Agreement

On September 9, 2024, Rafael entered into a Third Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $3 million (the “Cyclo Convertible Note IV”) to Rafael for $3 million in cash. The Cyclo Convertible Note IV matures on December 21, 2024 and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note IV is convertible into shares of Cyclo’s common stock at the option of Rafael (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes) issued by Cyclo to Rafael in connection with previous loans if, following such conversion, Rafael will beneficially own more than 49.9% of Cyclo’s common stock); and automatically on certain other events.

Fourth Amended and Restated Note Purchase Agreement

On October 8, 2024, Rafael entered into a Fourth Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $3 million (the “Cyclo Convertible Note V”) to Rafael for $3 million in cash. The Cyclo Convertible Note V matures on December 21, 2024 and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note V is convertible into shares of Cyclo Common Stock at the option of Rafael (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes issued by Cyclo to Rafael in connection with previous loans if, following such conversion, Rafael will beneficially own more than 49.9% of Cyclo Common Stock); and automatically on certain other events.

Also on October 8, 2024, the maturity dates of the Cyclo Convertible Note I and the Cyclo Convertible Note II were amended to be December 21, 2024.