Form 10-Q
period 2024-10-31
Rafael Holdings, Inc.
filed 2024-12-11
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2024.

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

The number of shares outstanding of the registrant’s common stock as of December 9, 2024 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	23,886,987 shares

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	October 31, 2024	July 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,159	$2,675
Available-for-sale securities	46,138	63,265
Interest receivable	438	515
Convertible note receivables, due from Cyclo	12,603	5,191
Accounts receivable, net of allowance for credit losses of $245 at October 31, 2024 and July 31, 2024	201	426
Prepaid expenses and other current assets	2,942	430
Total current assets	70,481	72,502

Property and equipment, net	2,078	2,120
Investments – Cyclo	7,645	12,010
Investments – Hedge Funds	—	2,547
Convertible note receivable classified as available-for-sale	1,161	1,146
Goodwill	3,050	3,050
Intangible assets, net	1,818	1,847
In-process research and development	1,575	1,575
Other assets	27	35
TOTAL ASSETS	$87,835	$96,832

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,700	$2,556
Accrued expenses	1,379	1,798
Convertible notes payable	614	614
Other current liabilities	112	113
Due to related parties	734	733
Installment note payable	1,700	1,700
Total current liabilities	7,239	7,514

Accrued expenses, noncurrent	3,138	2,982
Convertible notes payable, noncurrent	74	73
Other liabilities	—	5
TOTAL LIABILITIES	10,451	10,574

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of October 31, 2024 and July 31, 2024	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 24,135,035 issued and 23,785,043 outstanding (excluding treasury shares of 101,487) as of October 31, 2024, and 24,142,535 issued and 23,819,948 outstanding (excluding treasury shares of 101,487) as of July 31, 2024	238	238
Additional paid-in capital	280,359	280,048
Accumulated deficit	(210,749)	(201,743)
Treasury stock, at cost; 101,487 Class B shares as of October 31, 2024 and July 31, 2024	(168)	(168)
Accumulated other comprehensive income related to unrealized income on available-for-sale securities	132	111
Accumulated other comprehensive income related to foreign currency translation adjustment	3,696	3,691
Total equity attributable to Rafael Holdings, Inc.	73,516	82,185
Noncontrolling interests	3,868	4,073
TOTAL EQUITY	77,384	86,258
TOTAL LIABILITIES AND EQUITY	$87,835	$96,832

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended October 31,
	2024	2023
REVENUE
Infusion Technology	$51	$—
Rental – Third Party	50	41
Rental – Related Party	27	27
Total revenue	128	68

COSTS AND EXPENSES
Cost of Infusion Technology revenue	37	—
General and administrative	2,523	2,040
Research and development	1,326	489
Depreciation and amortization	86	17
Loss from operations	(3,844)	(2,478)

Interest income	568	582
Realized gain on available-for-sale securities	194	177
Realized loss on investment in equity securities	—	(46)
Realized gain on investment - Cyclo	—	424
Unrealized loss on investment - Cyclo	(4,365)	(2,124)
Unrealized loss on convertible notes receivable, due from Cyclo	(1,588)	—
Unrealized loss on investment - Hedge Funds	—	(166)
Interest expense	(162)	—
Other income	(2)	93
Loss before income taxes	(9,199)	(3,538)
Provision for income taxes	(12)	(6)
Equity in loss of Day Three	—	(216)

Consolidated net loss	(9,211)	(3,760)
Net loss attributable to noncontrolling interests	(205)	(122)
Net loss attributable to Rafael Holdings, Inc.	$(9,006)	$(3,638)

OTHER COMPREHENSIVE LOSS
Consolidated net loss	$(9,211)	$(3,760)
Unrealized gain on available-for-sale securities	21	207
Foreign currency translation adjustment	5	(76)
Comprehensive loss	(9,185)	(3,629)
Comprehensive loss attributable to noncontrolling interests	(205)	(119)
Comprehensive loss attributable to Rafael Holdings, Inc.	$(8,980)	$(3,510)

Loss per share attributable to common stockholders
Basic and diluted	$(0.37)	$(0.15)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	24,062,854	23,644,647

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

 (unaudited, in thousands, except share data)

	Three Months Ended October 31, 2024
	Common Stock,		Common Stock,		Additional		Accumulated other		Treasury Stock
	Series A		Series B		paid-in	Accumulated	comprehensive	Noncontrolling	Class B		Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Shares	Amount	Equity
Balance at July 31, 2024	787,163	$8	23,819,948	$238	$280,048	$(201,743)	$3,802	$4,073	101,487	$(168)	$86,258
Net loss	—	—	—	—	—	(9,006)	—	(205)	—	—	(9,211)
Stock-based compensation	—	—	—	—	359	—	—	—	—	—	359
Forfeiture of restricted stock	—	—	(7,500)	—	—	—	—	—		—	—
Shares withheld for payroll taxes	—	—	(27,405)	—	(48)	—	—	—	—	—	(48)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	21	—	—	—	21
Foreign currency translation adjustment	—	—	—	—	—	—	5	—	—	—	5
Balance at October 31, 2024	787,163	$8	23,785,043	$238	$280,359	$(210,749)	$3,828	$3,868	101,487	$(168)	$77,384

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended October 31, 2023
	Common Stock,		Common Stock,		Additional		Accumulated other		Treasury Stock
	Series A		Series B		paid-in	Accumulated	comprehensive	Noncontrolling	Class B		Total
	Shares	Amount	Shares	Amount	capital	deficit	income	Interests	Shares	Amount	Equity
Balance at July 31, 2023	787,163	$8	23,490,527	$236	$264,010	$(167,333)	$3,372	$(3,664)	—	$—	$96,629
Net loss	—	—	—	—	—	(3,638)	—	(122)	—	—	(3,760)
Stock-based compensation	—	—	246,408	2	647	—	—	—	—	—	649
Shares withheld for payroll taxes	—	—	(17,920)	—	(39)	—	—	—	—	—	(39)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	207	—	—	—	207
Sale of Rafael Medical Devices membership units	—	—	—	—	869	—	—	56	—	—	925
Purchases of treasury stock	—	—	(50,700)	—	—	—	—	—	50,700	(79)	(79)
Dissolution of Levco	—	—	—	—	—	—	19	37	—	—	56
Foreign currency translation adjustment	—	—	—	—	—	—	(76)	—	—	—	(76)
Balance at October 31, 2023	787,163	$8	23,668,315	$238	$265,487	$(170,971)	$3,522	$(3,693)	50,700	$(79)	$94,512

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended October 31,
	2024	2023
Operating activities
Consolidated net loss	$(9,211)	$(3,760)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	86	17
Gain on sale of property and equipment	—	(27)
Net unrealized loss on investments - Hedge Funds	—	166
Realized loss on investment in equity securities	—	46
Realized gain on available-for-sale securities	(194)	(177)
Amortization of discount on available-for-sale securities	(257)	(519)
Realized gain on equity investments - Cyclo	—	(424)
Unrealized loss on equity investments - Cyclo	4,365	2,124
Unrealized loss on convertible notes receivable, due from Cyclo	1,588	—
Gain on dissolution of a business	—	18
Equity in loss of Day Three	—	216
Bad debt expense	—	2
Stock-based compensation	359	649

Change in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	225	(18)
Interest receivable	77	(33)
Prepaid expenses and other current assets	35	796
Other assets	8	(33)
Accounts payable and accrued expenses	(118)	(266)
Other current liabilities	(1)	(908)
Due to related parties	1	(3)
Other liabilities	(5)	1
Net cash used in operating activities	(3,042)	(2,133)

Investing activities
Purchase of property and equipment	(6)	—
Purchases of available-for-sale securities	(15,728)	(47,525)
Proceeds from the sale and maturities of available-for-sale securities	33,318	47,462
Issuance of related party promissory note	—	(250)
Purchase of intangible assets	(9)	—
Proceeds from sales of equity securities	—	271
Issuance of Convertible Notes, due from Cyclo	(9,000)	—
Purchase of Investment in Cyclo	—	(6,786)
Proceeds from investments - Other Pharmaceuticals	—	42
Net cash provided by (used in) investing activities	8,575	(6,786)

Financing activities
Payments for taxes related to shares withheld for employee taxes	(48)	(39)
Purchases of treasury stock	—	(79)
Proceeds from sale of Rafael Medical Devices membership units	—	925
Net cash (used in) provided by financing activities	(48)	807

Effect of exchange rate changes on cash and cash equivalents	(1)	(189)
Net increase (decrease) in cash and cash equivalents	5,484	(8,301)
Cash and cash equivalents, beginning of period	2,675	21,498
Cash and cash equivalents, end of period	$8,159	$13,197

Non-cash supplemental disclosure
Withdrawal receivable from Hedge Funds included in other current assets	$2,547	$2,500

See accompanying notes to the unaudited consolidated interim financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Description of Business

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a holding company with interests in clinical and early-stage pharmaceutical companies, including an investment in (and planned Merger (as defined below) with) Cyclo Therapeutics Inc. (Nasdaq: CYTH), (“Cyclo Therapeutics” or “Cyclo”), a clinical stage biotechnology company dedicated to developing Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company. We also hold a majority interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries, and a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s pharmaceutical-grade technology and innovation like Unlokt™. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. Since then, the Company has sought partners for programs at Farber (as defined below) and has entered into a license agreement for one of its technologies that is in pre-clinical research stage. The Company’s primary focus, to date, has been to expand our investment portfolio through opportunistic and strategic investments including therapeutics, which address high unmet medical needs. Upon closing of the planned Merger with Cyclo, the Company intends to focus its efforts on making Trappsol® Cyclo™ its lead clinical program. In anticipation of that change in strategic focus, the Company is currently evaluating its operating entities (or portfolio of assets) to ensure the future focus of its resources on core assets and specifically the Trappsol® Cyclo™ clinical and development efforts.

Historically, the Company owned real estate assets. As of October 31, 2024, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining revenue generating real estate asset.

In May 2023, the Company first invested in Cyclo Therapeutics. Cyclo is a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for NPC1. NPC1 is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017, the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC1. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020, Cyclo announced Top Line data showing Trappsol® Cyclo™ was well tolerated in this study. Cyclo is currently conducting a Phase 3 Clinical Trial evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C1. See Notes 11 and 12 for more information on the Company’s investments in Cyclo.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In 2019, the Company established Barer, a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds designed to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer was comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s majority owned subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer Institute. Since then, the Company has sought partners for Farber programs and has entered into a license agreement for one of its technologies that is in pre-clinical research stage,

The Company owns a 37.5% equity interest in RP Finance LLC (“RP Finance”), which was, until March 13, 2024 (the date of the RP Finance Consolidation, as described in Note 3), accounted for under the equity method. RP Finance is an entity associated with members of the family of Howard Jonas (Executive Chairman, Chairman of the Board, and controlling stockholder of the Company) which holds 37.5% equity interest of RP Finance. RP Finance holds debt and equity investments in Cornerstone. In October 2021, Cornerstone received negative results of its Avenger 500 Phase 3 study for Devimistat in pancreatic cancer as well as a recommendation to stop its ARMADA 2000 Phase 3 study due to a determination that the trial would unlikely achieve its primary endpoint (the “Data Events”). Due to the Data Events, RP Finance fully impaired its then debt and equity investments in Cornerstone.

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests (the “Cornerstone Restructuring”). As a result of the Cornerstone Restructuring, Rafael became a 67% owner of the issued and outstanding common stock of Cornerstone (the “Cornerstone Acquisition”), and Cornerstone became a consolidated subsidiary of Rafael. The Cornerstone Acquisition is accounted for as an acquisition of a variable interest entity that is not a business in accordance with U.S. GAAP. The Company was determined to be the accounting acquirer for financial reporting purposes. See Note 3 to the Consolidated Financial Statements for additional information regarding the transaction. In conjunction with the Cornerstone Restructuring and Cornerstone Acquisition, the Company reassessed its relationship with RP Finance, and as a result determined that RP Finance is still a variable interest entity and that the Company became the primary beneficiary of RP Finance as the Company now holds the ability to control repayment of the RP Finance Line of Credit which directly impacts RP Finance’s economic performance. Therefore, following the Cornerstone Restructuring and Cornerstone Acquisition, the Company consolidated RP Finance (the “RP Finance Consolidation”). See Note 3 for additional information on the Consolidation. The Company is currently reviewing Cornerstone’s current efforts, prospects and available resources to determine the optimal operational direction.

In May 2021, the Company formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, the Company raised $925,000 from third parties in exchange for 31.6% ownership of Rafael Medical Devices.

In April 2023, the Company first invested in Day Three, a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s pharmaceutical-grade technology and innovation like Unlokt™. In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders, acquiring a controlling interest of Day Three and subsequently consolidating Day Three's results (the “Day Three Acquisition”). The Company is evaluating the prospects for Day Three’s technology and offerings.

The “Company” in these consolidated financial statements refers to Rafael Holdings and its subsidiaries on a consolidated basis.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All majority-owned subsidiaries and RP Finance, LLC are consolidated with all intercompany transactions and balances eliminated in consolidation. In addition to Rafael Holdings, Inc., the entities included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100	%*
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, LLC	United States – Delaware	68%
Levco Pharmaceuticals Ltd.	Israel	95	%**
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90	%***
LipoMedix Pharmaceuticals Ltd. (Note 9)	Israel	95%
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC (Note 4)	United States – Delaware	45	%***
Day Three Labs, Inc. (Note 10)	United States – Delaware	84	%****
Cornerstone Pharmaceuticals, Inc. (Note 3)	United States – Delaware	67%
RP Finance, LLC (Note 5)	United States – Delaware	38%

*	In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities.

**	During Fiscal 2022, the Company discontinued further material investment in Levco. In August 2023, Levco was dissolved.

***	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership interest in Pharma Holdings, LLC and, therefore, an effective 45% economic interest in CS Pharma Holdings, LLC. The Company, along with CS Pharma Holdings, LLC and Pharma Holdings LLC, collectively own securities representing 67% of the outstanding capital stock of Cornerstone.

****	In May 2024, the Company increased its ownership interest in Day Three from 79% to 84%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal year 2024 refers to the fiscal year ended July 31, 2024).

Operating results for the three months ended October 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2025. The balance sheet at July 31, 2024 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024 (the "2024 Form 10-K") as filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2024.

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

Liquidity

As of October 31, 2024, the Company had cash and cash equivalents of approximately $8.2 million, and available-for-sale securities valued at approximately $46.1 million. The Company expects the balance of cash and cash equivalents, and available-for-sale securities to be sufficient to meet its obligations for at least the next 12 months from the issuance of these consolidated financial statements.

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited.

As of October 31, 2024 and July 31, 2024, there was one related party tenant which represented 24% and 50%, respectively, of the Company's accounts receivable balance.

For the three months ended October 31, 2024, one customer represented 28% of the Company's total revenue, and one tenant and one related party tenant represented 39% and 21% of the Company's total revenue, respectively. For the three months ended October 31, 2023, one related party tenant represented 40% of the Company’s total revenue.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Reserve for Receivables

The allowance for credit losses reflects the Company’s best estimate of lifetime credit losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written off upon final determination that the trade accounts will not be collected. The computation of this allowance is based on the tenants’ or customers’ payment histories, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The Company recorded bad debt expense, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss, of $0 and $2 thousand for the three months ended October 31, 2024 and 2023, respectively.

Convertible Notes Receivable

The Company holds convertible notes receivable that are classified as available-for-sale as defined under Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities, and are recorded at fair value. Subsequent changes in fair value are recorded in accumulated other comprehensive income.

The fair value of these convertible notes receivable are estimated using a scenario-based analysis based on the probability-weighted present value of future investment returns, considering each of the possible outcomes available to the Company, including cash repayment, equity conversion, and collateral transfer scenarios. Estimating the fair value of the convertible note requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

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

The Company has elected the fair value option to account for its investment in Cyclo Therapeutics, Inc., as the Company has significant influence over Cyclo's management. The fair value option is irrevocable once elected. The Company measured its initial investment in Cyclo at fair value and shall record all subsequent changes in fair value in earnings in the consolidated statements of operations and comprehensive loss. The Company believes the fair value option best reflects the underlying economics of the investment. The Company has determined that Cyclo is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cyclo that most significantly impact Cyclo's economic performance. See Note 11, “Investment in Cyclo Therapeutics, Inc.”

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

Investments - Hedge Funds

The Company accounts for its investments in hedge funds in accordance with ASC 321, Investments – Equity Securities. Unrealized gains and losses resulting from the change in fair value of these securities is included in unrealized loss on investments - Hedge Funds in the consolidated statements of operations and comprehensive loss.

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

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. No allowance for credit losses on available-for-sale securities was recognized by the Company at October 31, 2024.

Cost Method Investment

Prior to the Cornerstone Acquisition, the Company had determined that Cornerstone was a VIE; however, the Company had determined that it was not the primary beneficiary as the Company did not have the power to direct the activities of Cornerstone that most significantly impact Cornerstone’s economic performance. See Note 3 for additional information.

Equity Method Investments

Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of income from operations, with a corresponding increase or decrease to the carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets, which include property and equipment, intangible assets, in-process research and development and patents, whenever significant events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset's carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended October 31, 2024 and 2023, the Company determined there was no impairment of its long-lived assets.

Goodwill

The Company assesses goodwill for impairment on an annual basis or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results. The process of evaluating the potential impairment of goodwill requires significant judgment. In performing the Company's annual goodwill impairment test, the Company is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of any of the Company's reporting units is less than its carrying amount, including goodwill. In performing the qualitative assessment, the Company considers certain events and circumstances specific to the reporting unit and the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of any of the reporting units is less than its carrying amount. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If the Company chooses to undertake the qualitative assessment and concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would then proceed to the quantitative impairment test. In the quantitative assessment, the Company compares the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.

The Company assesses goodwill for impairment on an annual basis as of May 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. The Company did not record a goodwill impairment charge during the three months ended October 31, 2024.

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

The Company's infusion technology revenue is derived from Day Three's Unlokt technology which is recognized in accordance with ASC 606. Day Three provides manufacturing services where they use proprietary technology, equipment, and processes to manufacture water-soluble product for their customers at their customer facilities. Day Three is acting as a principal in the transaction, as it is primarily responsible for fulfillment and acceptability of the services. Infusion technology revenue is recognized over time as the Company's performance obligation is satisfied, which is generally within a 30-day period. The criterion in ASC 606-10-25-27, that the entity's performance creates or enhances an asset that the customer controls as the asset is created or enhanced, is met given that the customer is controlling the product as Day Three is performing the service on the customer's premises. Revenue is recognized over the period of performance using an output method where the number of grams produced is the output, as such method best depicts the Company's efforts to satisfy the performance obligation. Customer billings in advance of revenue recognition result in contract liabilities. As of October 31, 2024, there were no contract liabilities recognized on the consolidated balance sheets related to infusion technology revenue.

As an owner and operator of real estate, the Company derives rental revenue from leasing office and parking space to tenants at its property. In addition, the Company earns revenue from recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs. Revenue from recoveries from tenants is recorded together with rental income on the consolidated statements of operations and comprehensive loss which is also consistent with the guidance under ASC 842, Leases.

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

Contingent milestone payments associated with acquiring rights to intellectual property are recognized when probable and estimable. These amounts are expensed to research and development when there is no alternative future use associated with the intellectual property. There were no such payment expenses during the three months ended October 31, 2024 and 2023, respectively.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance. This update is effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted the standard effective August 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

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

(Unaudited)

NOTE 3 - CORNERSTONE RESTRUCTURING, ACQUISITION, AND RP FINANCE CONSOLIDATION

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

Restructuring of Cornerstone

On March 13, 2024, Rafael, Cornerstone, and other holders of debt and equity securities of Cornerstone agreed to various transactions which effected a recapitalization and restructuring of the outstanding debt and equity interests in Cornerstone. In the Cornerstone Restructuring, Rafael obtained shares of common stock of Cornerstone (“Cornerstone Common Stock”) that gave the Company control over approximately 67% of the outstanding voting interests of Cornerstone (the “Cornerstone Acquisition”). For accounting purposes, Rafael was determined to be the acquirer, as the Company has been determined to be the primary beneficiary of Cornerstone, a VIE, in accordance with ASC 810. For Rafael, the Cornerstone Acquisition is the result of the Cornerstone Restructuring. As part of the Cornerstone Restructuring:

(i) all issued and outstanding shares of Cornerstone’s preferred stock and non-voting common stock converted into shares of Cornerstone Common Stock (the “Mandatory Common Conversion”) on a one-for-one basis, which shares of Cornerstone Common Stock were then subjected to the Reverse Stock Split (as defined below), including the conversion of Rafael's 60,673,087 shares of Cornerstone’s Series D Preferred Stock into 6,067,306 shares of post-Reverse Stock Split Cornerstone Common Stock;

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

(iii) Rafael converted the approximately $30.6 million of the outstanding principal and accrued interest under the RFL Line of Credit (as defined in Note 4) into 30,080,747 shares of post-Reverse Stock Split Cornerstone Common Stock. The conversion of the RFL Line of Credit, inclusive of accrued interest, into equity in Cornerstone represents a recovery of a previously written-off asset, and the Company recorded the recovery in accordance with ASC 326, by recognizing a gain of $30.6 million, in conjunction with and immediately prior to the Cornerstone Restructuring equal to the fair value of the Cornerstone Common Stock, up to the amount of principal and accrued interest on the instrument, that was received in settlement of the RFL Line of Credit in connection with the Cornerstone Restructuring. Upon the consummation of the Cornerstone Acquisition, the investment was eliminated as Cornerstone became a majority-owned subsidiary of Rafael and the difference between the investment’s carrying value and its fair value included in purchase consideration, which is based on the value of Cornerstone’s Common Stock, resulted in a gain of $7.3 million that was recorded to the Company’s additional paid-in capital given the related party nature of the transaction;

(iv) Rafael converted the approximately $2.1 million of the outstanding principal and accrued interest pursuant to the 2023 Promissory Note (as defined in Note 4) into 2,116,932 shares of post-Reverse Stock Split Cornerstone Common Stock. Prior to the Cornerstone Restructuring, the Company recorded the 2023 Promissory Note at its fair value as the security was classified as available-for-sale. The 2023 Promissory Note is included in the consideration paid at its fair value (which was deemed to be the fair value of the Cornerstone Common Stock received) in the Cornerstone Acquisition in accordance with ASC 810-10-30-4. The Company recognized a gain of $0.6 million for the realization of previously unrealized gains on the fair value of the 2023 Promissory Note in other comprehensive loss;

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Acquisition of Cornerstone

As a result of the Cornerstone Restructuring, Rafael became a 67% owner of the issued and outstanding Common Stock of Cornerstone, which became a consolidated subsidiary of Rafael. The Cornerstone Acquisition is accounted for as an acquisition of a VIE that is not a business in accordance with U.S. GAAP. The Company was determined to be the accounting acquirer for financial reporting purposes. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If that screen test is met, the acquired entity is not a business for financial reporting purposes. Accordingly, the Cornerstone Acquisition was accounted for as an asset acquisition as substantially all of the fair value of Cornerstone’s gross assets is concentrated within in-process research and development, an intangible asset.

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

In accordance with the calculation within ASC 810, no gain or loss was recognized on the initial consolidation of Cornerstone. The Company incurred transaction costs of $716 thousand during the year ended July 31, 2024 for consulting, legal, accounting, and other professional fees that have been expensed as general and administrative expenses as part of the Cornerstone Restructuring, Cornerstone Acquisition, and RP Finance Consolidation.

The Company recognized a gain in the amount of $720 thousand during the quarter ended April 30, 2024 on the reversal of a reserve on a receivable due from Cornerstone, which was fully reserved for by the Company due to the Data Events. This receivable balance is then eliminated in consolidation against the corresponding payable balance acquired from Cornerstone recorded in Cornerstone's Due to related parties balance in the assets acquired and liabilities assumed in the Cornerstone Acquisition.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

IPR&D represents the R&D asset of Cornerstone which is in-process, but not yet completed, and which has no alternative use. As the Cornerstone Acquisition has been accounted for as an acquisition of a VIE that is not a business, it was determined that the fair value of the IPR&D asset acquired with no alternative future use should be charged to IPR&D expense at the acquisition date.

The Company assumed Cornerstone's liability to RP Finance under the Amended RPF Line of Credit at its fair value in the Cornerstone Acquisition and acquired RP Finance's receivable from Cornerstone under the Amended RPF Line of Credit at its fair value in the RP Finance Consolidation. These intercompany amounts are eliminated in consolidation. The Company will accrete the fair value of Cornerstone's liability and RP Finance's receivable under the Amended RPF Line of Credit to the amount due on May 31, 2028 as interest expense and interest income, respectively, in the consolidated statements of operations and comprehensive loss over the estimated term of the Amended RPF Line of Credit.

The creditors of Cornerstone do not have legal recourse to the Company's general credit.

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

In accordance with the calculation within ASC 810, a gain of $7.6 million was recognized as an adjustment to Rafael’s additional paid-in capital, due to the related parties involved, upon the RP Finance Consolidation. The acquired RP Finance investment in Cornerstone of $4.9 million, consisting of the fair value of RP Finance's 3,919,598 shares of post-Reverse Stock Split Cornerstone Common Stock, is eliminated in consolidation, as Cornerstone is a consolidated subsidiary of Rafael with a corresponding decrease of $1.8 million to Rafael's additional paid-in capital and corresponding decrease of $3.1 million to noncontrolling interests, equivalent to their respective proportionate ownership interest in RP Finance's shares of Cornerstone Common Stock.

The Company assumed Cornerstone's liability to RP Finance under the Amended RPF Line of Credit at its fair value in the Cornerstone Acquisition and acquired RP Finance's receivable from Cornerstone under the Amended RPF Line of Credit at its fair value in the RP Finance Consolidation. These intercompany amounts are eliminated in consolidation.

Pro Forma Financial Information

The following table sets forth the pro forma consolidated results of operations of Rafael, Cornerstone, and RP Finance after giving effect to the Cornerstone Restructuring, the Cornerstone Acquisition, and the RP Finance Consolidation for the three months ended October 31, 2023, as if the Cornerstone Restructuring, the Cornerstone Acquisition, and the RP Finance Consolidation had collectively occurred on August 1, 2023. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the Cornerstone Restructuring, the Cornerstone Acquisition, and RP Finance Consolidation had taken place on the date noted above, or of results that may occur in the future.

Three months ended
(unaudited, in thousands, except for share and per share amounts)	October 31, 2023
Revenue	$68
Loss from operations	(95,244)
Net loss from continuing operations attributable to common stockholders	(33,599)
Net loss from continuing operations attributable to common stockholders per share	$(1.42)
Weighted Average common shares outstanding	23,644,647

The pro forma loss from operations for the three months ended October 31, 2023 includes the IPR&D expense of $89.9 million, related to the IPR&D asset acquired in the Cornerstone Acquisition with no alternative future use, which is reported in Rafael's historical financial statements for the quarter ended April 30, 2024 and the year ended July 31, 2024.

The pro forma net loss from operations attributable to common stockholders for the three months ended October 31, 2023 includes a gain of $31.3 million on the recovery of receivables from Cornerstone and the recognition of a net loss attributable to noncontrolling interests of Cornerstone of $31.5 million, which are reported in Rafael's historical financial statements for the quarter ended April 30, 2024 and the year ended July 31, 2024.

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

NOTE 6 - CONVERTIBLE NOTES PAYABLE

As of October 31, 2024, Cornerstone has $686 thousand in principal, and $242 thousand of accrued interest thereon, of Series C Convertible Notes outstanding (the “Series C Convertible Notes”). The Series C Convertible Notes accrue interest at a rate of 3.5% per annum and are due, together with accrued interest, one year (unless amended) from date of issuance and automatically accelerate upon the sale of Cornerstone in its entirety or the sale or license of substantially all of Cornerstone’s assets or intellectual property. The Series C Convertible Notes (including all accrued and unpaid interest thereon) automatically convert into the same class of securities (including stock warrants) sold in Cornerstone's next equity financing (i) where Cornerstone receives gross proceeds of at least $10,000,000 from Institutional Investors (a “Qualified Financing”), or (ii) from an underwritten initial public offering (“IPO”). The conversion price of the Series C Convertible Notes upon a Qualified Financing shall be the lesser of (i) 90% of the price per share (or unit) at which the securities in the Qualified Financing are sold, or (ii) $1.25 price per share (or unit) (whichever is less) at the holder’s selection of (i) or (ii), and 90% of the share price per share (or unit) at which securities in an IPO are first sold.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Of the Series C Convertible Notes outstanding as of October 31, 2024:

(a) Series C Convertible Notes with an aggregate principal amount of $614 thousand remain outstanding and were not amended in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes is $219 thousand and is recorded in accrued expenses on the consolidated balance sheet as of October 31, 2024. In the Cornerstone Acquisition, Rafael recorded these Series C Convertible Notes as current liabilities at the value of their aggregate principal amount of $614 thousand, and $205 thousand of accrued interest thereon recorded in accrued expenses on the consolidated balance sheet as of the date of the Cornerstone Acquisition, as these values approximate their fair values. As of October 31, 2024, these Series C Convertible Notes are currently in default as they are beyond the maturity date; and

(b) Series C Convertible Notes with an aggregate principal amount of $72 thousand were amended in the Cornerstone Restructuring to (i) extend the maturity date thereof to May 31, 2028 and (ii) provide that, on conversion thereof, the converting holder will receive shares of Cornerstone Common Stock. The holders of these amended Series C Convertible Notes that remain outstanding waived such holders’ rights in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes is $23 thousand as of October 31, 2024. In the Cornerstone Acquisition, Rafael recorded these Series C Convertible Notes as noncurrent liabilities at their fair value of $70 thousand, which considers the aggregate principal plus accrued interest. The Company will accrete the fair value of these Series C Convertible Notes to the value of the principal plus accrued interest thereon as of the date of the Cornerstone Acquisition as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of these amended Series C Convertible Notes.

During the three months ended October 31, 2024, the Company recorded $6 thousand of interest expense in relation to the Cornerstone Series C Convertible Notes to interest expense on the consolidated statements of operations and comprehensive loss.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	October 31, 2024	July 31, 2024
	(in thousands)
Accrued expenses, current
Accrued bonuses	$177	$654
Accrued professional fees	319	437
Accrued payroll expenses	361	441
Accrued interest	219	213
Other accrued expenses	303	53
Total accrued expenses, current	1,379	1,798

Creditor payable, noncurrent	3,138	2,982
Total accrued expenses	$4,517	$4,780

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As part of the Cornerstone Acquisition, the creditor payable was recognized by the Company as an assumed liability and measured at its fair value of $2.7 million as of the date of the Cornerstone Acquisition. The Company will accrete the fair value of the creditor payable to the amount payable of $8.5 million owed to the Creditor as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of the forbearance agreement. The Company recorded $156 thousand of accretion in relation to the creditor payable recorded to interest expense in the consolidated statements of operations and comprehensive loss for the three months ended October 31, 2024.

The carrying value of the creditor payable was $3.1 million and $3.0 million as of October 31, 2024 and July 31, 2024, respectively, and is included in accrued expenses, noncurrent on the consolidated balance sheets.

NOTE 8 - CONVERTIBLE NOTE RECEIVABLE

On March 8, 2024, Day Three entered into a convertible note subscription agreement with a third-party company, Steady State LLC. Steady State LLC promises to pay Day Three $1,000,000, together with interest, on October 16, 2026. The convertible note will accumulate simple interest at the annual rate being the lesser of: (i) the Bank of England base rate (updated on the first business day of each quarter) plus eight (8) percentage points, or (ii) 15% (computed on the basis of 365 days per year). Upon the closing and funding of a bona fide offering of equity securities by Steady State, LLC in an aggregate amount of at least $5,000,000, the convertible note will automatically convert into the number of membership interests equal to the outstanding principal plus accrued and unpaid interest divided by eighty percent (80%) of the price per membership unit in the offering. If a qualifying bona fide offering has not occurred on or before the maturity date, the principal and unpaid accrued interest of the convertible note may be converted, at the option of Day Three, into membership units. The convertible note receivable is classified as available-for-sale and recorded at fair value - see Note 15.

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

As of October 31, 2024, the Company held 95% of the issued and outstanding ordinary shares of LipoMedix and has consolidated LipoMedix from the second quarter of fiscal 2018.

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

Day Three’s fiscal year ends on December 31 and, as a result, the Company recognizes its share of Day Three’s earnings/loss on a one-month lag. For the three months ended October 31, 2024 and 2023, the Company recognized approximately $0 thousand and $216 thousand of equity in loss of Day Three, based on its proportionate share of Day Three’s results through January 2, 2024, the effective date of the Day Three Acquisition, as discussed below. The assets and operations of Day Three are not significant to the Company's assets or operations.

Acquisition of Day Three

In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders to purchase an aggregate of 13,771 shares of common stock, post DTL Reverse Stock Split, of Day Three, acquiring a controlling interest of Day Three (the “Day Three Acquisition”). As a result of the Day Three Acquisition, the Company holds an aggregate 79% of the issued and outstanding shares of common stock of Day Three. Day Three has options and warrants outstanding that, if and when exercised, could dilute the Company's ownership interest in Day Three. In connection with the Day Three Acquisition, the Day Three Warrant was terminated. The acquisition date was determined to be January 2, 2024, which is the date that Rafael obtained a controlling interest of the common stock of Day Three. The Day Three Acquisition is being accounted for as a business combination in accordance with ASC 805.

During the period of October 2023 through January 2024, the Company advanced $250,000 to Day Three pursuant to a promissory note (the “Day Three Note I”), $150,000 to Day Three pursuant to a promissory note (the “Day Three Note II”), $1,000,000 to Day Three pursuant to a third promissory note (the “Day Three Note III”), and $589,024 to Day Three pursuant to a fourth promissory note (the “Day Three Note IV”) (collectively, the “Day Three Promissory Notes”). The Day Three Promissory Notes accrue interest at rates of between 5.01% and 5.19% per annum.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the purchase consideration transferred in the Day Three Acquisition as defined in ASC 805:

(in thousands)	Purchase Consideration
Cash consideration	$200
Accrued consideration	200
Exchange of Day Three Promissory Notes for Common Stock	2,000
Fair value of previously held interests(1)	742
Total purchase consideration	$3,142

(1)	The Company remeasured its previously held equity interest in Day Three immediately before the Day Three Acquisition, previously accounted for under the equity method of accounting, to its fair value (determined using the implied enterprise value based on the purchase price multiplied by the ratio of the number of shares previously held to total shares, as of the acquisition date) and recognized a loss of $1.6 million recorded on the statements of operations and comprehensive loss as a Loss on initial investment in Day Three upon acquisition during the quarter ended January 31, 2024.

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

Included in the acquired liabilities assumed in the Day Three Acquisition is a non-interest bearing installment note payable of $2.5 million. The installment note was recognized by Day Three in relation to a 2021 asset purchase agreement for certain patents. The assumed installment note payable had a balance of $800 thousand due January 2024 (which was paid in January 2024) and the remaining $1.7 million due in November 2024. At October 31, 2024 and July 31, 2024, the installment note payable has a remaining balance due of $1.7 million which is included in Installment note payable on the consolidated balance sheets.

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

On August 1, 2023, pursuant to a Securities Purchase Agreement (the “Cyclo II SPA”) dated June 1, 2023, the Company purchased an additional 4,000,000 shares of common stock (the “Cyclo II Shares”), and received a warrant to purchase an additional 4,000,000 Shares (the “Cyclo II Warrant”), for an aggregate purchase price of $5,000,000. The Cyclo II Warrant has an exercise price of $1.25 per share and is exercisable until August 1, 2030. The August 1, 2023 investment increased the Company's percentage ownership of Cyclo common stock to approximately 34% at the time of investment. As of the date of this filing, the Company has not exercised the Cyclo II Warrant.

On October 20, 2023, the Company exercised the May Warrant to purchase 2,514,970 common shares at an exercise price of $0.71 per share, pursuant to a Securities Purchase Agreement dated October 20, 2023, and received a new warrant (the “Cyclo III Warrant”) to purchase 2,766,467 common shares at an exercise price of $0.95 per share. The Cyclo III Warrant is exercisable until October 20, 2027. As of the date of this report, the Company had not exercised the Cyclo III Warrant. Both the Cyclo II Warrant and Cyclo III Warrant (collectively, the “Cyclo Warrants”) are subject to the restriction that exercise(s) do not convey more than 49% ownership to the Company (the "Cyclo Blocker"). Upon exercise of the May Warrant, the Company recognized a realized gain of $424 thousand. The October 20, 2023 investment increased the Company's percentage ownership of Cyclo common stock to approximately 40% at the time of investment.

William Conkling, Rafael's CEO, serves on Cyclo’s Board of Directors.

The Company has determined that Cyclo is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cyclo that most significantly impact Cyclo’s economic performance and, therefore, is not required to consolidate Cyclo. The Company has elected to account for its investment in Cyclo under the fair value option, with subsequent changes in fair value recognized as unrealized (gain) loss on investment - Cyclo in the consolidated statements of operations and comprehensive loss. During the three months ended October 31, 2024 and 2023, the Company recognized an unrealized loss of $4.4 million and $2.1 million related to its investment in Cyclo common stock and warrants, respectively, attributed primarily to the decrease in the market price of Cyclo's common stock.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized Fair Value Method Investment Details

The 31.4% ownership percentage as of October 31, 2024 is comprised of the shares of common stock owned by the Company and does not include the Cyclo Warrants. The total aggregate fair value of the Cyclo investment of $7.6 million as of October 31, 2024 is comprised of common shares with an aggregate fair value of $6.7 million and Cyclo Warrants with an aggregate fair value of $0.9 million. The total aggregate fair value of the Cyclo investment of $12.0 million as of July 31, 2024 is comprised of common shares with an aggregate fair value of $10.7 million and the Cyclo Warrants with an aggregate fair value of $1.3 million, see Note 15.

Agreement and Plan of Merger with Cyclo

On August 21, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among: the Company; Tandem Therapeutics, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“First Merger Sub”); Tandem Therapeutics, LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub” and together with First Merger Sub, the “Merger Subs”); and Cyclo. The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Company and Cyclo’s boards of directors (the “Boards”). The Merger Agreement also requires approval of Cyclo’s stockholders (the "Cyclo Shareholder Vote") and the issuance of the Company’s Class B Common Stock, $0.01 par value per share (“Rafael Class B Common Stock”) in the Merger (as defined below) requires approval by the Company’s stockholders (the "Rafael Shareholder Vote"). Upon such approvals and satisfaction or waiver of all other conditions set forth in the Merger Agreement and the effectiveness of a registration statement on Form S-4 to register the shares of Class B Common Stock of Rafael to be issued in the Merger, as defined below, the Merger will be consummated (the date upon which is referred to as the “Closing Date”).

The Merger

The Merger Agreement provides for, among other things, that at the First Effective Time (the “First Effective Time”), First Merger Sub will merge with and into Cyclo (the “First Merger”), First Merger Sub will cease to exist, and Cyclo will become a wholly-owned subsidiary of the Company. Immediately following the First Merger, Cyclo will merge with and into Second Merger Sub, with Second Merger Sub being the Surviving Entity of the subsequent Merger (the "Second Merger” and together with the First Merger, the “Merger”).

If the Merger is consummated, Rafael would become the primary beneficiary of Cyclo, a VIE that constitutes a business. In accordance with ASC 810, the initial consolidation of a VIE that is a business shall be accounted for as a business combination in accordance with the provisions in Topic 805.

Consideration to Cyclo Equity Holders in the Merger

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

(Unaudited)

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

For U.S. federal income tax purposes, the Merger is intended to qualify as a "reorganization” within the meaning of Section 368(a)(1) of the Internal Revenue Code of 1986, as amended.

No fractional shares of Rafael Class B Common Stock will be issued in connection with the Merger, and holders of Cyclo common stock who would otherwise be entitled to receive a fraction of a share of Rafael Class B Common Stock, shall, in lieu of any such fractional shares to which they would otherwise be entitled, receive the number of shares of Rafael Class B Common Stock to which such holder of Cyclo common stock would be entitled to receive aggregated and rounded up to the nearest whole share.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cyclo Securities held by Rafael

Cyclo’s common stock and warrants held by Rafael will be cancelled and retired and shall cease to exist upon consummation of the Merger.

The Cyclo Convertible Notes (as defined below) will be forgiven at the closing of the Merger.

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

(Unaudited)

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

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to closing of the Business Combination, including, but not limited to, (i) by the mutual written consent of the Company and Cyclo; (ii) by the Company, subject to certain exceptions, if any of the representations or warranties of Cyclo are not true and correct or if Cyclo fails to perform any of its covenants or agreements under the Merger Agreement; (iii) by Cyclo, subject to certain exceptions, if any of the representations or warranties made by the Company are not true and correct or if the Company fails to perform any of its covenants or agreements under the Merger Agreement; (iv) by either the Company or Cyclo, if the Business Combination has not been consummated on or prior to November 30, 2024; provided, however, that, in the event that the SEC has not declared effective under the Securities Act of 1933, as amended (the “Securities Act”) the Form S-4 by the date which is 45 calendar days prior to the End Date of November 30, 2024 pursuant to the Merger Agreement, then the End Date shall automatically be extended to December 31, 2024 (the “End Date”), unless the breach of any covenants or obligations under the Merger Agreement by the party seeking to terminate was the principal cause of the failure to consummate the transactions contemplated by the Merger Agreement; (v) by either the Company or Cyclo, if any governmental entity has issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement and such order or other action has become final and non-appealable; (vi) by either the Company or Cyclo, if the required approvals by the stockholders of the Company and Cyclo have not been obtained; and (vii) by the Company, if Cyclo’s Board (or a committee thereof) makes a Cyclo Adverse Change Recommendation, as defined in the Merger Agreement. A “Cyclo Adverse Change Recommendation” means during the pre-closing Period, neither Cyclo’s board nor any committee thereof shall (1)(A) withdraw, withhold, amend or qualify or modify, in each case, in a manner adverse to Rafael, or publicly propose to withdraw, withhold, amend or qualify or modify, in each case, in a manner adverse to Rafael, Cyclo’s board recommendation, (B) fail to include Cyclo’s board recommendation in the joint proxy statement/prospectus, (C) fail to publicly reaffirm Cyclo’s board recommendation within ten (10) business days after Rafael so requests in writing (it being understood that Rafael shall only be entitled to make up to two (2) such reaffirmation requests), (D) approve, recommend or declare advisable, or publicly propose to approve, recommend or declare advisable, any acquisition proposal other than from Rafael and Rafael’s affiliates or (E) if any tender offer or exchange offer is commenced for equity securities of Cyclo, fail to recommend against such tender offer or exchange offer by the earlier of (1) the tenth (10th) business day after the commencement of such tender offer or exchange offer and (2) the third (3rd) business day prior to Cyclo’s stockholders meeting other than a “stop, look and listen” communication pursuant to Rule 14d-9(f) under the Exchange Act.

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

Funding Commitment

Rafael has agreed, so long as Cyclo is not in active discussions regarding an acquisition proposal, to fund Cyclo through the earlier of the consummation of the Merger or termination of the Merger Agreement in such amounts as may be necessary for Cyclo to operate its business and pay its debts and obligations as they become due, provided that Cyclo is being operated in a manner consistent with the terms of the Merger Agreement and the financial forecast previously shared with Rafael (the “Pre-Closing Funding”). Following the closing, Rafael will fund Cyclo’s TransportNPC™ clinical trial to its 48-week interim analysis up to a maximum amount, when added to the Pre-Closing Funding, of $25 million. The aggregate Pre-Closing Funding that has taken place through the date of this filing is referred to herein as the “Cyclo Convertible Notes,” see Note 12.

The Merger is expected to close in the first calendar quarter of 2025, following the receipt of the required approvals by Rafael and Cyclo stockholders and the fulfillment of other customary closing conditions.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONVERTIBLE NOTE RECEIVABLES, DUE FROM CYCLO THERAPEUTICS, INC.

On June 11, 2024, the Company entered into a Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $2 million (the “Cyclo Convertible Note I”) to the Company for $2 million in cash. The Cyclo Convertible Note I was issued with a maturity date of November 11, 2024 and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note I is convertible into shares of Cyclo common stock at the option of the Company unless converted automatically upon certain events, as defined in the Cyclo Convertible Note I Note Purchase Agreement. On October 8, 2024, the maturity date of Convertible Note I was amended to be December 21, 2024.

On July 16, 2024, the Company entered into a First Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $2 million (the “Cyclo Convertible Note II”) to the Company for $2 million in cash. The Cyclo Convertible Note II was issued with a maturity date of November 11, 2024 and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note II is convertible into shares of Cyclo common stock at the option of the Company unless converted automatically upon certain events, as defined in the Cyclo Convertible Note II Note Purchase Agreement. On October 8, 2024, the maturity date of Convertible Note II was amended to be December 21, 2024.

On August 21, 2024, Rafael entered into a Second Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $3 million to Rafael for $3 million (the “Cyclo Convertible Note III”) in cash. The Cyclo Convertible Note III matures on December 21, 2024 and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note III is convertible into shares of Cyclo common stock at the option of Rafael (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes) issued by Cyclo to Rafael in connection with previous loans if, following such conversion, Rafael will beneficially own more than 49.9% of Cyclo common stock); and automatically on certain other events.

On September 9, 2024, Rafael entered into a Third Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $3 million (the “Cyclo Convertible Note IV”) to Rafael for $3 million in cash. The Cyclo Convertible Note IV matures on December 21, 2024 and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note IV is convertible into shares of Cyclo common stock at the option of Rafael (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes) issued by Cyclo to Rafael in connection with previous loans if, following such conversion, Rafael will beneficially own more than 49.9% of Cyclo common stock); and automatically on certain other events.

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

The Cyclo Convertible Note I, the Cyclo Convertible Note II, the Cyclo Convertible Note III, the Cyclo Convertible Note IV, and the Cyclo Convertible Note V are together referred to as the “Cyclo Convertible Notes.”

In the event that Cyclo consummates any public or private offering of its Equity Securities resulting in gross proceeds of at least $8,000,000 (excluding this Note) (a “Qualified Financing”) at any time prior to the earlier of the Maturity Date and the repayment in full of this Note, then the outstanding principal balance of the Cyclo Convertible Notes, together with any accrued and unpaid interest thereon, will automatically convert into shares of Cyclo common stock, par value $.0001 per share (the “Common Stock”), at a conversion price equal to the lesser of (i) $.95 (the “Base Price”), and (ii) eighty percent (80%) of the purchase price paid by the investors purchasing the Equity Securities in the Qualified Financing. For purposes of the Cyclo Convertible Notes, the term “Equity Securities” shall mean (1) any shares of Common Stock or preferred stock of Cyclo, (2) any security convertible or exchangeable for Common Stock or preferred stock of Cyclo, and (3) any other rights to purchase or otherwise acquire Common Stock or preferred stock of Cyclo, in each case issued in a Qualified Financing following the date hereof.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 8, 2024, Rafael entered into an Amendment to Convertible Promissory Notes whereby each Cyclo Convertible Note was amended to replace conversion terms related to a Sale Transaction (“Sale Transaction” as defined in the Cyclo Convertible Notes’ Agreements as a) the sale of all or substantially all of Cyclo’s assets, b) the consolidation or Merger of Cyclo or any of its subsidiaries with or into any other corporation or other entity or person or other similar transaction, or c) any other transaction or series of related transactions to which Cyclo is a party in which in excess of fifty percent (50%) of Cyclo’s voting securities are transferred), and include terms so that pursuant to the Agreement and Plan of Merger, dated as of August 21, 2024, the outstanding principal balance of the Cyclo Convertible Notes, together with any accrued and unpaid interest thereon, shall be discharged in full and Cyclo will not be required to make any further payments to Rafael. The Amendment to Convertible Promissory Notes also amended the maturity date of the Cyclo Convertible Note I and the Cyclo Convertible Note II to be December 21, 2024, such that all of the Cyclo Convertible Notes have a maturity date of December 21, 2024.

The Cyclo Convertible Notes are required to be accounted for at fair value pursuant to ASC 825, Financial Instruments (“ASC 825”), at their respective dates of issuance and in subsequent reporting periods, as the Company elected to account for its prior investment in Cyclo common stock under the fair value option. The Company has elected to present interest income from the Cyclo Convertible Notes, together with the changes in fair value of the notes, along with the changes in fair value related to the investments in Cyclo, in unrealized gain on investments - Cyclo on the consolidated statements of operations and comprehensive loss. During the three months ended October 31, 2024, the Company recognized an unrealized loss of $1.6 million related to its investment in Cyclo Convertible Notes receivable. See Note 14 for further details.

On November 7, 2024, the Company entered into the Fifth Amended and Restated Note Purchase Agreement with Cyclo, whereby the Company was issued $2.0 million in convertible notes receivable for $2 million in cash. On December 9, 2024, the Company entered into the Sixth Amended and Restated Note Purchase Agreement with Cyclo, whereby the Company was issued $1.0 million in convertible notes receivable for $1 million in cash. See Note 25 for further details.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities as of October 31, 2024 and July 31, 2024 are as follows:

October 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
U.S. Agency bonds	$1,435	$—	$—	$1,435
Corporate bonds	44,723	10	(30)	44,703
Total available-for-sale securities	$46,158	$10	$(30)	$46,138

July 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
U.S. Treasury Bills	$3,969	$—	$(2)	$3,967
U.S. Agency	4,079	—	(3)	4,076
Corporate bonds	55,252	2	(32)	55,222
Total available-for-sale securities	$63,300	$2	$(37)	$63,265

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended October 31, 2024 and 2023, the Company reclassified approximately $194 thousand and $177 thousand, respectively, of unrealized gains out of accumulated other comprehensive income related to the sale of available-for-sale securities into realized gain on available-for-sale securities.

Corporate bonds and U.S. agency bonds held as of October 31, 2024 were all due within one year.

Marketable securities in an unrealized loss position for the three months ended October 31, 2024 were not deemed impaired at acquisition. Effective August 1, 2023, the Company evaluates subsequent unrealized losses to determine whether the decline in fair value has resulted from credit losses or other factors. No such credit losses have been identified during the three months ended October 31, 2024 and 2023.

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

The Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of October 31, 2024 and July 31, 2024 are as follows:

	October 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Available-for-sale securities - Corporate and U.S. Agency Bonds	$—	$46,138	$—	$46,138
Investment in Cyclo - Common Stock	6,772	—	—	6,772
Convertible note receivables, due from Cyclo	—	—	12,603	12,603
Investment in Cyclo - Warrants	—	—	873	873
Convertible note receivable	—	—	1,161	1,161
Total	$6,772	$46,138	$14,637	$67,547

	July 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Available-for-sale securities - Corporate and U.S. Agency Bonds	$—	$59,298	$—	$59,298
Available-for-sale securities - U.S. Treasury Bills	3,967	—	—	3,967
Investment in Cyclo - Common Stock	10,746	—	—	10,746
Investment in Cyclo - Warrants	—	—	1,264	1,264
Convertible note receivables, due from Cyclo	—	—	5,191	5,191
Hedge funds	—	—	2,547	2,547
Convertible note receivable	—	—	1,146	1,146
Total	$14,713	$59,298	$10,148	$84,159

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of October 31, 2024 and July 31, 2024, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Balance, beginning of period	$10,148	$6,905
Withdrawal from Hedge Fund Investments	(2,547)	(2,500)
Unrealized gain on Hedge Fund	—	(166)
Investment in Cyclo Warrants	—	1,338
Unrealized loss on Cyclo Warrants	(391)	(248)
Unrealized gain on Convertible note receivable, related party	—	(63)
Change in fair value of Convertible note receivable	15	—
Funding of Cyclo Convertible Note III	3,000	—
Funding of Cyclo Convertible Note IV	3,000	—
Funding of Cyclo Convertible Note V	3,000
Change in fair value of Cyclo Convertible Notes	(1,588)	—
Balance, end of period	$14,637	$5,266

Hedge funds classified as Level 3 include investments and securities which may not be based on readily observable data inputs. The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. Therefore, these assets are classified as Level 3. During the three months ended October 31, 2024, the Company requested a withdrawal of its remaining balance in Hedge Fund Investments. The Company recognized a realized loss of $2 thousand upon the withdrawal’s approval. The withdrawal, in the amount of $2.5 million, was not yet funded at October 31, 2024, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below are the unobservable inputs to the Cyclo Warrants which reflect a Level 3 measurement within the fair value measurement hierarchy as of October 31, 2024:

Unobservable Input	Range	Weighted Average
Price Per Share [1]	$0.44-$0.51	$0.47
Exercise Price	$0.95 - $1.25	$1.14
Expected Volatility	90% - 103%	98.3%
Risk - Free Rate	4.1%-4.2%	4.16%
Marketability Discount	50%-54%	55.0%
Remaining Term (Years)	3.0 - 5.8	4.7
Fair Value per Warrant	$0.11-$0.14	$0.13

[1]	Closing price of Cyclo’s common shares adjusted to reflect regulatory resale restrictions which ranged from 40.0% to 50.0%.

The Company used a scenario-based analysis to estimate the fair value of the Cyclo Convertible Notes based on the probability-weighted present value of future investment returns, considering each of the possible outcomes available to the Company, including cash repayment and equity conversion. Estimating the fair values of the Cyclo Convertible Notes requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. The four scenarios included maturity, a subsequent financing, a change in control, and an event of default, whereby total probability of one-hundred percent (100%) is allocated across the four scenarios, at issuance and each subsequent reporting period. With respect to the scenario reflecting maturity of the Cyclo Convertible Notes, the associated volatility assumption reflects voluntary conversion of the Cyclo Convertible Notes prior to their respective maturities. The Company used scenario-based analyses at August 21, 2024, September 9, 2024, and October 8, 2024 to determine the issuance date fair value of the Cyclo Convertible Note III, Cyclo Convertible Note IV, and Cyclo Convertible Note V, respectively, with the following inputs:

	Convertible Note III	Convertible Note IV	Convertible Note V
Input	Issuance at August 21, 2024	Issuance at September 9, 2024	Issuance at October 8, 2024
Discount factor	0.947 - 0.956	0.954 - 0.964	0.980 - 0.986
Conversion price	$0.95 - $1.19	$0.95 - $1.19	$0.95 - $1.19
Dividend	0%	0%	0%
Risk-free rate	5.02% - 5.20%	4.93% - 5.10%	4.70% - 4.90%
Stock price	$1.26	$0.68	$0.74
Term	0.27 - 0.33 years	0.22 - 0.28 years	0.14 - 0.20 years
Equity volatility	59.0% - 65.0%	88.0% - 97.0%	97.0% - 104.0%
Black-Scholes Merton Call Value	$0.20 - $0.37	$0.02 - $0.05	$0.02 - $0.06

Below are the inputs used to remeasure the fair value of the Cyclo Convertible Notes as of October 31, 2024:

Input	Range
Discount factor	0.988 - 0.993
Conversion price	$0.95 - $1.19
Dividend	0%
Risk-free rate	4.61% - 4.80%
Stock price	$0.75
Term	0.08 - 0.14 years
Equity volatility	54.0%
Black-Scholes Merton Call Value	$0.00 - $0.01

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

NOTE 15 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	October 31, 2024	July 31, 2024
	(in thousands)
Accounts receivable - third party	$338	$338
Accounts receivable - related party	108	333
Less allowance for credit losses	(245)	(245)
Accounts receivable, net	$201	$426

NOTE 16 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 31, 2024	July 31, 2024
	(in thousands)
Building and improvements	$2,505	$2,505
Machinery and equipment	558	552
Other	81	81
	3,144	3,138
Less accumulated depreciation and amortization	(1,066)	(1,018)
Total	$2,078	$2,120

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense and amortization pertaining to property and equipment was approximately $48 thousand and $17 thousand for the three months ended October 31, 2024 and 2023, respectively.

NOTE 17 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of goodwill by reportable segment for the three months ended October 31, 2024:

	Healthcare	Real Estate	Infusion Technology	Consolidated
	(in thousands)
Balance as of July 31, 2024	$—	$—	$3,050	$3,050
Activity	—	—	—	—
Balance as of October 31, 2024	$—	$—	$3,050	$3,050

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets

The following is a summary of intangible assets at October 31, 2024:

	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intellectual Property	15	$1,894	(105)	$1,789
Non-compete Agreements	2	50	(21)	29
Total Intangible Assets		$1,944	(126)	$1,818

Amortization expense for the next five years and thereafter for intangible assets is estimated to be as follows for years ending:

Year Ending July 31,	(in thousands)
2025	$110
2026	133
2027	124
2028	124
2029	124
Thereafter	1,203
Total	$1,818

Amortization of intangible assets totaled $38 thousand for the three months ended October 31, 2024, and is included in depreciation and amortization expense within the consolidated statements of operations and comprehensive loss.

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

The following table summarizes the Company’s potentially dilutive securities which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended October 31,
	2024	2023
Shares issuable upon exercise of stock options	638,409	388,409
Shares issuable upon vesting of restricted stock	478,553	855,173
	1,116,962	1,243,582

The diluted loss per share computation equals basic loss per share for the three months ended October 31, 2024 and 2023 because the Company had a net loss in all such periods and the impact of the assumed vesting of restricted shares and exercise of stock options would have been anti-dilutive.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the basic and diluted loss per share calculations (in thousands, except for share and per share amounts):

	Three Months Ended October 31,
	2024	2023
Numerator:
Net loss	$(9,211)	$(3,760)
Net loss attributable to noncontrolling interests	(205)	(122)
Net loss attributable to Rafael Holdings, Inc.	$(9,006)	$(3,638)

Denominator:
Weighted average basic and diluted shares outstanding	24,062,854	23,644,647

Loss per share attributable to common stockholders
Basic and diluted:	$(0.37)	$(0.15)

NOTE 19 – RELATED PARTY TRANSACTIONS

IDT Corporation

IDT Corporation (“IDT”), a related party through common ownership and some common members of management, has historically maintained a due to/from balance that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT as the relevant persons were also providing services to IDT. IDT billed the Company approximately $70 thousand and $78 thousand for services during the three months ended October 31, 2024 and 2023, respectively, of which $70 and $78 thousand is included in due to related parties at October 31, 2024 and 2023, respectively.

IDT currently leases approximately 3,600 square feet of office space and parking in Jerusalem, Israel. The Company invoiced IDT approximately $27 thousand for each of the three months ended October 31, 2024 and 2023, respectively. As of October 31, 2024 and 2023, IDT owed the Company approximately $107 thousand and $223 thousand, respectively, for office rent and parking plus Israeli value added tax.

Related Party Rental Income

The Company leased space to related parties (including IDT Corporation – see above) which represented approximately 21% and 40% of the Company’s total revenue for the three months ended October 31, 2024 and 2023, respectively.

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

During the three months ended October 31, 2024, the Company paid Sam Beyda, who serves as Chief Executive Officer and a Director of Day Three and is Howard Jonas’ son-in-law, a salary of $41.7 thousand and bonus of $23.7 thousand.

NOTE 20 – INCOME TAXES

During the three months ended October 31, 2024 and 2023, the Company recorded an income tax provision of $12 thousand and $6 thousand, on losses before income tax of $9.2 million and $3.5 million, respectively. The change in income tax expense in relation to the loss before income taxes was primarily due to differences in the amount of taxable income (loss) in the various taxing jurisdictions and the associated valuation allowances. As of October 31, 2024 and 2023, the Company had a full valuation allowance on the total net deferred tax asset balance.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 21 – BUSINESS SEGMENT INFORMATION

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

The Real Estate segment consists of the Company’s real estate holdings, which are currently comprised of a portion of a commercial building in Israel.

The Infusion Technology segment is comprised of a majority equity interest in Day Three. Revenues associated with the Infusion Technology segment include infusion technology revenue derived from Day Three’s Unlokt technology.

Operating results for the business segments of the Company are as follows:

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Three Months Ended October 31, 2024
Revenues	$—	$51	$77	$128
Loss from operations	(3,522)	(263)	(59)	(3,844)

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Three Months Ended October 31, 2023
Revenues	$—	$—	$68	$68
(Loss) income from operations	(2,500)	—	22	(2,478)

Total assets by segment are not provided to or reviewed by the CODM.

Geographic Information

Infusion Technology Segment

Revenue from the Infusion Technology segment is entirely from customers located in the United States.

Real Estate Segment

Revenue from the Real Estate segment was generated entirely from tenants located in Israel.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets

Net property, plant, and equipment and total assets summarized by geographic area are as follows:

(in thousands)	United States	Israel	Total
October 31, 2024
Property, plant, and equipment, net	$756	$1,322	$2,078
Total assets	84,012	3,823	87,835

July 31, 2024
Property, plant, and equipment, net	$783	$1,337	$2,120
Total assets	93,434	3,398	96,832

NOTE 22 – COMMITMENTS AND CONTINGENCIES

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

One worldwide license agreement requires Cornerstone to reimburse the other party for costs associated with filing and defending various patents worldwide. Payment obligations under this license agreement remain in effect until the last underlying patents granted under the license agreement expire in their respective countries. The last patent expired in 2019. License maintenance fees are currently $20,000 per year and continue for the term of the agreement, which expires in 2026. The license maintenance fees are replaced by minimum royalties of $10,000 during the first year following governmental approval to market products and escalates to $1,000,000 during the term of the agreement. Cornerstone is also responsible to pay fees on any sub-licensing of the licensed patents. Cornerstone may credit each annual license maintenance fee in full against all royalties and sublicensing fees due during the same calendar year. Cornerstone may terminate the license agreement upon 90 days’ notice. Either party may terminate the license agreement if the other party commits any material breach of any covenant or promise and does not cure such breach within 30 days of the receipt of written notice of such material breach. In May 2017, Cornerstone renegotiated the agreement referred to as the “second license.” In exchange for a waiver of certain product development milestones, Cornerstone modified the agreement to pay a low single digit percentage royalty for a duration of five years on Net Sales of product sold after the expiration of the licensed patent and potentially up to eight years. As of October 31, 2024, there are no products being marketed which are covered by the patents under the license agreement.

The remaining minimum payments required under the license agreement, assuming the agreement is not terminated by Cornerstone, excluding any escalation for receiving government marketing approval subsequent to July 31, 2018, are $20,000 per year. The agreement may continue until January 1, 2029 (if not earlier terminated).

Cornerstone’s second license continues until the termination of the later of the last to expire patent or royalty obligation under the agreement on a country-by-country basis (currently, or as otherwise provided in the license agreement). Fifty percent of the maintenance fee payments, up to $1.1 million, may be credited against the potential future royalty payments, calculated on a single digit percentage of net sales, as defined, that Cornerstone would have to make to the license holder should royalties be paid. The agreement may be terminated on 15 days’ written notice after default by the other party if said default is not cured within 30 days of receipt of notice by the defaulting party. In addition, Cornerstone may terminate the agreement on 15 days’ written notice to the license holder. Royalties are due based on Gross Sales, as defined, for products sold relating to patented and unpatented technology, and shall terminate on the 15th anniversary of the first commercial sale of the product in the corresponding country or territory. Sublicense payments are due in connection with any sublicense fees received relating to patented and non-patented products related to the patented technology and proprietary know-how, as provided in the agreement. As of October 31, 2024, there were no products being marketed which are covered by the patents under the license agreement. There were no additional annual license maintenance fees required beyond 2010.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As part of a royalty agreement, Cornerstone is obligated to pay royalties, based upon percentage (low single digit) of net sales, to Altira Capital and Consulting LLC (“Altira”), a consolidated subsidiary of the Company. The royalty obligations remain in effect, on a country-by-country basis, until the last to expire patent claims associated with such products and services expire or are no longer in force. No payments have been made in connection with a royalty pool. As of October 31, 2024, the last to expire patent claim is to remain in force until fiscal 2034.

NOTE 23 – EQUITY

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

In March 2018, the Company established its 2018 Equity Incentive Plan. On January 19, 2022, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan and, following January 19, 2022, no new grants are to be awarded under the 2018 Equity Incentive Plan. Existing grants under the 2018 Equity Incentive Plan will not be impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants, and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. On January 19, 2022, the Company filed a Registration Statement on Form S-8 registering 1,919,025 shares of Class B common stock reserved for issuance under the 2021 Plan. On November 28, 2022, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 696,770, which the stockholders approved on January 23, 2023. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 2,615,795 shares. As of October 31, 2024, there were 194,111 shares still available for issuance under the 2021 Plan.

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

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2024	638,409	$9.55	8.39	$—
Granted	—	—	—	—
Cancelled / Forfeited	—	—	—	—
Outstanding at October 31, 2024	638,409	$9.55	8.14	$—
Exercisable at October 31, 2024	114,602	$13.13	7.35	$—

At October 31, 2024, there were unrecognized compensation costs related to non-vested stock options of $1.2 million, which are expected to be recognized over the next 1.9 years from October 31, 2024.

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

In connection with the conversion of Rafael Medical Devices from a Delaware corporation to a Delaware limited liability company, Rafael Medical Devices adopted the Rafael Medical Devices, LLC 2023 Equity Incentive Plan (the “RMD 2023 Plan”) in August 2023. The RMD 2023 Plan allows for issuance of up to 46,125 Class A Units (the “Units”). There were 16,872 Units available for issuance under the RMD 2023 Plan as of October 31, 2024.

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

A summary of option activity for Rafael Medical Devices, LLC is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2024	43,878	$10.00	9.01	$—
Granted	—	—	—	—
Cancelled / Forfeited	(14,625)	10.00	—	—
Outstanding at October 31, 2024	29,253	$10.00	8.76	$—
Exercisable at October 31, 2024	16,228	$10.00	8.76	$—

At October 31, 2024, the total unrecognized compensation related to stock option awards granted was $134 thousand, which the Company expects to recognize over a weighted average period of approximately 2.8 years.

Cornerstone Stock Options

Cornerstone has outstanding stock options and non-qualified options to purchase Cornerstone’s common stock which were granted under Cornerstone’s 2009 and 2018 Stock Incentive Plans (the “Plans”), as well as additional options issued during a prior capital raise.

At October 31, 2024, there were 1,004,341 options outstanding granted under the Plans that are vested with a weighted average exercise price of $24.17 per share and a weighted average remaining contractual term of 4.4 years. The fair value of outstanding options granted under the Plans assumed during the Cornerstone Acquisition were determined to be de minimis.

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

On June 13, 2024, the Company issued 159,016 shares of Class B restricted stock to Howard S. Jonas.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2024	608,540	$2.99
Granted	—	—
Cancelled / Forfeited	(7,500)	7.40
Vested	(122,487)	2.58
Non-vested shares at October 31, 2024	478,553	$3.02

At October 31, 2024, there was $0.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next four years.

A summary of the stock-based compensation expense for the Company’s equity incentive plans is presented below (in thousands):

	For the Three Months Ended October 31,
	2024	2023
General and administrative	$320	$508
Research and development	39	141
Total stock-based compensation expense	$359	$649

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

On June 6, 2022, the Company’s outstanding warrants to purchase 26,189 shares of common stock at an exercise price of $22.91 per share expired. As of October 31, 2024, the Company had no outstanding warrants.

NOTE 24 – LEASES

The Company is the lessor of the Israeli property which is leased to tenants under net operating leases expiring in 2025 and 2027. Lease income included on the consolidated statements of operations and comprehensive loss was $77 thousand and $68 thousand for the three months ended October 31, 2024 and 2023, respectively. During the three months ended October 31, 2024 and 2023, no real estate property taxes were included in rental income.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of October 31, 2024, under a non-cancellable operating lease are as follows:

Years Ending July 31,	Related Parties	Other	Total
	(in thousands)
2025	$59	$130	$189
2026	—	181	181
2027	—	188	188
Thereafter	—	31	31
Total Minimum Future Rental Income	$59	$530	$589

A related party has the right to terminate the Israeli lease upon four months’ notice.

NOTE 25 – SUBSEQUENT EVENTS

On November 7, 2024, the Company entered into a Fifth Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $2 million (the “Cyclo Convertible Note VI”) for $2 million in cash. The Cyclo Convertible Note VI matures on December 21, 2024 and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note VI is convertible into shares of Cyclo common stock at the option of the Company (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes) issued by Cyclo in connection with previous loans if, following such conversion, the Company will beneficially own more than 49.9% of Cyclo common stock); and automatically on certain other events.

On December 5, 2024, the Company entered into a Sixth Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $1 million (the “Cyclo Convertible Note VII”) for $1 million in cash. The Cyclo Convertible Note VII matures on December 21, 2024 and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note VII is convertible into shares of Cyclo common stock at the option of the Company (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes) issued by Cyclo in connection with previous loans if, following such conversion, the Company will beneficially own more than 49.9% of Cyclo common stock); and automatically on certain other events.

On November 19, 2024, the Company sold its investments in available-for-sale securities and cash equivalents for cash proceeds totaling $52.9 million. The sale resulted in a net loss of approximately $16 thousand, which will be recognized in the consolidated financial statements during the period ended January 31, 2025. The transaction was executed to reallocate assets to better align with the Company’s strategic goals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in the 2024 Form 10-K. The forward-looking statements are made as of the date of this Quarterly Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report.

Overview

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a holding company with interests in clinical and early-stage pharmaceutical companies, including an investment in (and planned Merger with) Cyclo Therapeutics Inc. (Nasdaq: CYTH), (“Cyclo Therapeutics” or “Cyclo”), a clinical stage biotechnology company dedicated to developing Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company. We also hold a majority interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries, and a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s pharmaceutical-grade technology and innovation like Unlokt™. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. Since then, the Company has sought partners for programs at Farber (as defined below) and has entered into a license agreement for one of its technologies that is in pre-clinical research stage. The Company’s primary focus, to date, has been to expand our investment portfolio through opportunistic and strategic investments including therapeutics, which address high unmet medical needs. Upon closing of the planned Merger with Cyclo, the Company intends to focus its efforts on making Trappsol® Cyclo™ its lead clinical program. In anticipation of that change in strategic focus, the Company is currently evaluating its operating entities (or portfolio of assets) to ensure the future focus of its resources on core assets and specifically the Trappsol® Cyclo™ clinical and development efforts.

Historically, the Company owned real estate assets. As of October 31, 2024, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining owned real estate asset.

In May 2023, the Company first invested in Cyclo Therapeutics. Cyclo is a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for NPC1. NPC1 is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC1. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020 Cyclo announced Top Line data showing Trappsol® Cyclo™ was well tolerated in this study. Cyclo is currently conducting a Phase 3 Clinical Trial evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C1. See Notes 11 and 12 to the Consolidated Financial Statements for more information on the Company’s investments in Cyclo.

As discussed in more detail in Note 11 to the consolidated financial statements, on August 21, 2024, the Company entered into a Merger Agreement with Cyclo. In the event the Merger is consummated, the Company intends to fund the TransportNPC phase III clinical trial, evaluating Trappsol® Cyclo™ in Niemann Pick C, to its interim analysis in the middle of 2025 and focus its efforts on Trappsol® Cyclo™ as its lead clinical program. At that point, the Company will make a determination as to whether or not to file an NDA for Trappsol® Cyclo™.

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

In 2019, the Company established Barer, a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds designed to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer was comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s majority owned subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Professor Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer Institute. Since then, the Company has sought partners for Farber programs and has entered into a license agreement for one of its technologies that is in pre-clinical research stage.

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

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests (the “Cornerstone Restructuring”). As a result of the Cornerstone Restructuring, Rafael became a 67% owner of the issued and outstanding common stock of Cornerstone (the “Cornerstone Acquisition”), and Cornerstone became a consolidated subsidiary of Rafael. The Cornerstone Acquisition is accounted for as an acquisition of a variable interest entity that is not a business in accordance with U.S. GAAP. The Company was determined to be the accounting acquirer for financial reporting purposes. See Note 3 to the Consolidated Financial Statements for additional information regarding the transaction. In conjunction with the Cornerstone Restructuring and Cornerstone Acquisition, the Company reassessed its relationship with RP Finance, and as a result determined that RP Finance is still a variable interest entity and that the Company became the primary beneficiary of RP Finance as the Company now holds the ability to control repayment of the RP Finance Line of Credit which directly impacts RP Finance’s economic performance. Therefore, following the Cornerstone Restructuring and Cornerstone Acquisition, the Company consolidated RP Finance (the “RP Finance Consolidation”). See Note 3 to the Consolidated Financial Statements for additional information on the Consolidation. The Company is currently reviewing Cornerstone’s current efforts, prospects and available resources to determine the optimal operational direction.

In May 2021, the Company formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, the Company raised $925,000 from third parties in exchange for 31.6% ownership of Rafael Medical Devices.

In April 2023, the Company first invested in Day Three, a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s pharmaceutical-grade technology and innovation like Unlokt™. In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders, acquiring a controlling interest of Day Three and subsequently consolidating Day Three’s results (the “Day Three Acquisition”). The Company is evaluating the prospects for Day Three’s technology and offerings.

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

Healthcare Segment

Our consolidated expenses for our Healthcare segment were as follows:

	Three Months Ended October 31,		Change
	2024	2023	$	%
	(in thousands)
General and administrative	$(2,290)	$(2,008)	$(282)	(14)%
Research and development	(1,161)	(489)	(672)	(137)%
Depreciation and amortization	(71)	(3)	(68)	(2267)%
Loss from operations	$(3,522)	$(2,500)	$(1,022)	(41)%

To date, the Healthcare segment has not generated any revenues. The entirety of the expenses in the Healthcare segment relate to the activities of Barer, LipoMedix, Farber, Cornerstone, and Rafael Medical Devices. As of October 31, 2024, we held a 100% interest in Barer, a 95% interest in LipoMedix, a 93% interest in Farber, a 67% interest in Cornerstone, and a 68% interest in Rafael Medical Devices.

General and administrative expenses. General and administrative expenses consist mainly of payroll, stock-based compensation expense, benefits, facilities, consulting and professional fees. The increase in general and administrative expenses during the three months ended October 31, 2024 compared to the three months ended October 31, 2023 is comprised of an increase in insurance expense of approximately $0.1 million, and an increase in payroll expenses of approximately $0.2 million related to the inclusion of Cornerstone, an increase in professional fees of approximately $0.3 million related to the Cyclo Merger, partially offset by a decrease in stock-based compensation expense of $0.2 million and a decrease in legal fees of $0.1 million.

Research and development expenses. Research and development expenses increased for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023. Research and development expenses are derived from activity at Barer, LipoMedix, Farber, Cornerstone, and Rafael Medical Devices. The increase for the three months ended October 31, 2024 stems primarily from the inclusion of expenses of Cornerstone following its acquisition in March 2024 (See Note 3) as well as ongoing clinical trials including the clinical trial being conducted by LipoMedix.

Infusion Technology

	Three Months Ended October 31,		Change
	2024	2023	$	%
	(in thousands)
Infusion Technology revenue	$51	$—	$51	100%
Cost of Infusion Technology revenue	(37)	—	(37)	(100)%
General and administrative	(112)	—	(112)	(100)%
Research and development	(165)	—	(165)	(100)%
Loss from operations	$(263)	$—	$(263)	(100)%

The Infusion Technology segment is comprised of a majority equity interest in Day Three which was acquired in January 2024. Revenues associated with the Infusion Technology segment include infusion technology revenue derived from Day Three’s Unlokt technology. Cost of Infusion Technology revenue includes supplies, materials, production labor, and travel costs. General and administrative expenses for the Infusion Technology segment consist mainly of payroll, insurance, software, and licenses. Research and development expenses for the Infusion Technology segment include costs related to the development of new products and services.

Real Estate Segment

The Real Estate segment consists of a portion of a commercial building in Israel. Consolidated revenue, expenses and (loss) income for our Real Estate segment were as follows:

	Three Months Ended October 31,		Change
	2024	2023	$	%
	(in thousands)
Rental – Third Party	$50	$41	$9	22%
Rental – Related Party	27	27	—	—%
General and administrative	(121)	(32)	(89)	(278)%
Depreciation and amortization	(15)	(14)	(1)	(7)%
(Loss) Income from operations	$(59)	$22	$(81)	(368)%

Consolidated Operations

Our consolidated income and expense line items below loss from operations were as follows:

	Three Months Ended October 31,		Change
	2024	2023	$	%
	(in thousands)
Loss from operations	$(3,844)	$(2,478)	$(1,366)	(55)%
Interest income	568	582	(14)	(2)%
Realized gain on available-for-sale securities	194	177	17	10%
Realized loss on investment in equity securities	—	(46)	46	(100)%
Realized gain on investment - Cyclo	—	424	(424)	(100)%
Unrealized loss on investment - Cyclo	(4,365)	(2,124)	(2,241)	106%
Unrealized loss on convertible notes receivable, due from Cyclo	(1,588)	—	(1,588)	100%
Unrealized loss on investment - Hedge Funds	—	(166)	166	(100)%
Interest expense	(162)	—	(162)	100%
Other income	(2)	93	(95)	(102)%
Loss before income taxes	(9,199)	(3,538)	(5,661)	(160)%
Provision for income taxes	(12)	(6)	(6)	(100)%
Equity in loss of Day Three	—	(216)	216	(100)%
Consolidated net loss	(9,211)	(3,760)	(5,451)	(145)%
Net loss attributable to noncontrolling interests	(205)	(122)	(83)	(68)%
Net loss attributable to Rafael Holdings, Inc.	$(9,006)	$(3,638)	$(5,368)	(148)%

Interest income and realized gains on available-for-sale securities. Interest income was $0.6 million for both the three months ended October 31, 2024 and 2023. Realized gains on available-for-sale securities was $0.2 million for both the three months ended October 31, 2024 and 2023.

Realized gain on investment - Cyclo. We recorded a realized gain of $424 thousand related to the exercise of the May Warrants in connection with our October 2023 investment in Cyclo for the three months ended October 31, 2023. No warrants were exercised during the three months ended October 31, 2024.

Unrealized loss on investment - Cyclo. We recorded an unrealized loss of $4.4 million and $2.1 million related to the change in fair value in our investment in Cyclo for the three months ended October 31, 2024 and 2023, respectively, attributed primarily to the decrease in the market price of Cyclo’s common stock.

Unrealized loss on convertible notes receivable, due from Cyclo. We recorded an unrealized loss of $1.6 million for the three months ended October 31, 2024 related to the change in fair value of our convertible notes receivable due from Cyclo which were not held during the three months ended October 31, 2023.

Unrealized loss on investment - Hedge Funds. We recorded an unrealized loss of $0 and $166 thousand for the three months ended October 31, 2024 and 2023, respectively.

Interest expense. Interest expense was $0.2 million for the three months ended October 31, 2024 which is attributable to liabilities assumed in the Cornerstone Acquisition in March 2024.

Equity in loss of Day Three. We recognized a loss of $216 thousand from our ownership interest in Day Three due to operating results for the three months ended October 31, 2023. As of January 2, 2024, Day Three is a majority-owned subsidiary which is consolidated. See Note 10 to our accompanying consolidated financial statements for further information regarding the acquisition.

Net loss attributable to noncontrolling interests. The change in the net loss attributable to noncontrolling interests is primarily attributed to acquisition of Cornerstone and Day Three.

Liquidity and Capital Resources

	October 31,	July 31,	Change
	2024	2024	$	%
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$8,159	$2,675	$5,484	205%
Convertible note receivable classified as available-for-sale	1,161	1,146	15	1%
Installment note payable	1,700	1,700	—	—%
Working capital	63,242	64,988	(1,746)	(3)%
Total assets	87,835	96,832	(8,997)	(9)%
Total equity attributable to Rafael Holdings, Inc.	73,516	82,185	(8,669)	(11)%
Noncontrolling interests	3,868	4,073	(205)	5%
Total equity	77,384	86,258	(8,874)	(10)%

	Three Months Ended October 31,		Change
	2024	2023	$	%
Cash flows (used in) provided by:	(in thousands)
Operating activities	$(3,042)	$(2,133)	$(909)	(43)%
Investing activities	8,575	(6,786)	15,361	226%
Financing activities	(48)	807	(855)	106%
Effect of exchange rates on cash and cash equivalents	(1)	(189)	188	99%
Increase in (decrease) in cash and cash equivalents	$5,484	$(8,301)	13,785	(166)%

Capital Resources

As of October 31, 2024, we held cash and cash equivalents of approximately $8.2 million and available-for-sale securities valued at approximately $46.1 million. The Company expects its balance of cash and cash equivalents, and available-for-sale securities, to be sufficient to meet our obligations for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

Operating Activities

Cash used in operating activities increased by $0.9 million from cash used of $2.1 million for the three months ended October 31, 2023 to cash used of $3.0 million for the three months ended October 31, 2024, due to the increase in the net loss partially offset by the impact from non-cash items and changes in assets and liabilities.

Investing Activities

Cash provided by investing activities for the three months ended October 31, 2024 was primarily due to proceeds of $33.3 million from sales and maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities of approximately $15.7 million and the issuance of $9.0 million in convertible notes due from Cyclo.

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

Financing Activities

Cash used in financing activities for the three months ended October 31, 2024 was related to a payment for taxes related to shares withheld for employee taxes of $50 thousand.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in the Critical Accounting Estimates section in Item 7 of the Annual Report on Form 10-K for fiscal 2024. There were no material changes during the three months ended October 31, 2024 to the Critical Accounting Estimates previously disclosed.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations, that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

FOREIGN CURRENCY RISK

Revenue from tenants located in Israel represented 60% and 100% of our consolidated revenues for the three months ended October 31, 2024 and 2023, respectively. The entirety of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of October 31, 2024. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the three months ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1. Legal Proceedings

Legal proceedings disclosure is presented in Note 22 to our Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Item 1A to Part I of the 2024 Form 10-K.

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

Date: December 11, 2024	Rafael Holdings, Inc.

	By:	/s/ William Conkling
William Conkling
Chief Executive Officer

	By:	/s/ David Polinsky
David Polinsky
Chief Financial Officer