Form 10-K/A
period 2024-07-31
Rafael Holdings, Inc.
filed 2024-12-20
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Rafael Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended July 31, 2024, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2024 (the “Original Form 10-K”). The purpose of this Amendment No. 1 is to amend the disclosures in the Original Form 10-K in response to SEC comments recently received by the Company thereon as follows: Item 1. “Business”, Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 8. “Financial Statements and Supplementary Data” and Exhibits. Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Form 10-K nor does it reflect events occurring after the filing of the Original Form10-K except as where it is explicitly noted. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

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

●

Rafael Medical Devices’ 510(k)-cleared device or device candidates may fail to meet the applicable special controls (performance standards), the general controls provisions or the Quality System regulation or other requirements or applicable laws and regulations enforced by FDA, may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved or cleared devices or investigational or approved drugs that may result in a safety profile that could prevent regulatory approval or result in withdrawal of any clearance or approval, prevent market acceptance, limit their commercial potential, result in significant negative consequences, or trigger potential product liability claims.

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

ii

Item 1. Business.

OVERVIEW

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including an investment in (and planned merger with) Cyclo Therapeutics Inc. (Nasdaq: CYTH), (“Cyclo Therapeutics” or “Cyclo”), a clinical stage biotechnology company dedicated to developing Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company. We also hold a majority interest in Rafael Medical Devices, LLC. (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries with its first product being a video endoscopic carpal tunnel release system, and a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s technology and innovation like Unlokt™. Day Three and Rafael Medical Devices, together with the Pharmaceutical Companies, represent our “Portfolio Companies”). In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. Since then, the Company has sought partners for programs at Farber and has entered into a license agreement for one of its technologies. The Company’s primary focus is to expand our investment portfolio through opportunistic and strategic investments including therapeutics, which address high unmet medical needs. Upon closing of the planned merger with Cyclo, the Company intends to focus its efforts on making Trappsol® Cyclo™ its lead clinical program.

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

LipoMedix is a clinical stage Israeli company focused on the development of Promitil®, a product candidate that is a liposomal delivery system for a prodrug of mitomycin C (MMC). The prodrug is called Mitomycin-C Lipidic Prodrug, also known as MLP, and it is a precursor chemical to MMC that is converted to MMC inside the body. As of October 31, 2024, Rafael’s ownership interest in LipoMedix was approximately 95%. LipoMedix has completed various clinical trials of Promitil® including a Phase 1A (as a single agent in solid tumors), a Phase 1B (as a single agent and in combination with capecitabine and/or bevacizumab in colorectal cancer), and a Phase 1B in combination with radiation therapy. In each of these trials, the primary endpoints included tolerability and determination of maximum tolerated dose (MTD). MTD was determined for each trial, and the most common adverse events (AEs) of clinical significance were thrombocytopenia and fatigue. Management plans for both of these AEs have been incorporated into ongoing development. While these studies have been completed, LipoMedix is now focused on a Phase 2 study of Promitil® as a single agent in refractory patients with ovarian or pancreatic cancer harboring BRCA and similar mutations. This is the only ongoing study of Promitil®. To date, more than 150 patients have been treated with Promitil® across these clinical trials and under compassionate use. All trials of Promitil® have been conducted in Israel.

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

The Company owns a 37.5% equity interest, which was, until March 13, 2024 (the date of the RP Finance Consolidation, as described below), accounted for under the equity method, in RP Finance LLC (“RP Finance”), an entity in which an entity associated with members of the family of Howard Jonas (Executive Chairman, Chairman of the Board, and controlling stockholder of Rafael) holds an additional 37.5% equity interest, which holds debt and equity investments in Cornerstone. In October 2021, Cornerstone announced that Avenger 500, its company sponsored, multicenter, randomized Phase III study for Devimistat in pancreatic cancer, did not meet its primary or secondary endpoints, and that the company was stopping its company sponsored, multicentered, randomized, ARMADA 2000 Phase III study for Devimistat in relapsed and refractory Acute Myeloid Leukemia based upon a recommendation it received from its independent data monitoring committee to stop the trial due to a determination that the trial would unlikely achieve its primary endpoint. The Avenger 500 study was conducted in over 70 clinical trial sites in six different countries and the ARMADA 2000 study was conducted in over 50 clinical trial sites in nine different countries. The clinical trial data from these trials were shared with the FDA and the other health authorities of the countries in which these trials were conducted. Due to the foregoing, RP Finance fully impaired its then debt and equity investments in Cornerstone.

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

In April 2023, the Company first invested in Day Three, a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s technology and innovation like Unlokt™. In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders, acquiring a controlling interest of Day Three, which is now a consolidated subsidiary of the Company (the “Day Three Acquisition”).

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

Portfolio Companies

Overview

We are a company with interests in clinical and early-stage pharmaceutical companies including an investment in Cyclo Therapeutics, a clinical stage biotechnology company dedicated to developing Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder, a majority equity interest in LipoMedix, a clinical stage pharmaceutical company, Barer, a wholly-owned preclinical cancer metabolism research operation, and a majority interest in Cornerstone, a cancer metabolism-based therapeutics company. We also hold a majority interest in Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries, and a majority interest in Day Three, a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s technology and innovation like Unlokt™. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. The Company’s primary focus is to expand our investment portfolio through opportunistic and strategic investments including therapeutics, which address high unmet medical needs.

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

LipoMedix

LipoMedix is a clinical stage Israeli company focused on the development of Promitil®, a product candidate that is a liposomal delivery system for a prodrug, MLP, of mitomycin C (MMC) that is converted inside the body to MMC. As of July 31, 2024, the Company’s ownership interest in LipoMedix was approximately 95%. As needed, the Company provides funding to LipoMedix through intercompany promissory notes which are used to support research and development activities.

About Promitil®:

LipoMedix was established to advance the pharmaceutical and clinical development of a patented prodrug of mitomycin-C (MMC) and its delivery in liposomes to cancer cells. This proprietary molecule, known as Promitil – Pegylated Liposomal Mitomycin-C Lipidic Prodrug (PL-MLP) – is designed to overcome the toxicity associated with the clinical use of mitomycin-C and turns it into a targeted, anticancer therapeutic that could potentially be a treatment for a variety of cancers with high unmet need. The inventor and scientific founder, of LipoMedix is Alberto Gabizon, M.D., Ph.D., of the Hebrew University – Shaare Zedek Medical Center, Israel. He is the co-inventor and co-developer of Doxil® (pegylated liposomal doxorubicin), a successful and widely used anticancer product based on a similar drug development strategy. Prof. Gabizon is one of the few scientists intimately familiar with the successful development and commercialization process of liposomal drugs.

Promitil® is designed for the targeted delivery of MMC in a proprietary prodrug form. Promitil® confers tumor targeting due to the enhanced permeability and retention effect (EPR) of liposomes. Once in the tumor cells, the prodrug is converted to the active drug (MMC) by thiolytic agents abundantly present in tumor tissues, and MMC induces DNA cross-linking leading to tumor cell death. In preclinical studies, Promitil® inhibited cancer cell growth in animal models (pancreatic, colorectal, stomach, breast, ovarian, melanoma, bladder), including multidrug resistant tumors, as monotherapy as well as in combination with radiotherapy and/or approved cancer drugs.

LipoMedix has completed 3 clinical studies with Promitil® including:

●	Phase 1A, a dose escalation study of Promitil in patients with advanced cancers. (Golan T, Grenader T, Ohana P, Amitay Y, Shmeeda H, La-Beck NM, Tahover E, Berger R, Gabizon A. Pegylated liposomal mitomycin C prodrug enhances tolerance of mitomycin C: a phase 1 study in advanced solid tumor patients. Cancer Medicine. 2015;4(10):1472-83.)

●	Phase IB in advanced colorectal cancer patients with Promitil as single agent and in combination with capecitabine and/or bevacizumab. (Gabizon A, Tahover E, Golan T, Geva R, Perets R, Amitay Y, Shmeeda H, Ohana P. Pharmacokinetics of mitomycin-c lipidic prodrug entrapped in liposomes and clinical correlations in metastatic colorectal cancer patients. Invest New Drugs. 2020;38(5):1411-1420.)

●	Phase 1B of Promitil-based chemo-radiotherapy in patients with advanced cancers. (Sapir E, Pfeffer R, Wygoda M, Purim O, Levy A, Corn B, Amitay Y, Ohana P, Gabizon A. Pegylated Liposomal Mitomycin C Lipidic Prodrug in Combination with External Beam Radiation Therapy in Patients with Advanced Cancer: A Phase 1 Study. Int J Radiat Oncol. 2023; Volume 2023.)

Over 150 patients have been treated with Promitil® as a single agent or in combination with other anticancer drugs or radiotherapy between the three clinical trials conducted in Israel and compassionate use, also carried out in Israel. Promitil® was given by intravenous infusion once every 3 or 4 weeks and appears to be tolerated at a dose up to 2 mg/kg. Except for fatigue and mild myelosuppression, in particular, thrombocytopenia, no other toxicities such as skin irritation, mouth ulcers, neuropathic pain, diarrhea, or hair loss were reported. Promitil® was stable in plasma with a half-life of approximately 20 hours (vs 40-50 minutes for naked MMC).

Next Steps for Clinical Development:

Homologous recombination (HR) is an evolutionarily conserved process for repairing DNA double-strand breaks with high fidelity, and the BRCA1 and BRCA2 proteins play essential roles in this process. Patients harboring germline mutations in the BRCA1 and/or BRCA2 genes have significantly increased life-time risk of developing breast, ovarian cancer, pancreatic, and prostate cancer. Tumors with BRCA mutations are susceptible to platinum-based chemotherapy and hypersensitive to agents that inhibit poly (ADP-ribose) polymerase (PARP). However, despite their initial anti-tumor activity, multiple resistance mechanisms have been described and the development of resistance limits the clinical utility of platinum based and PARP inhibitor (PARPi) therapies. Overall, it remains a challenge in treating cancers associated with deleterious tumor mutations in HR, such as BRCA1, BRCA2, and PALB2 (Partner and Localizer of BRCA2).

Preclinical studies have been conducted utilizing MMC for BRCA2 mutant tumors. MMC has also been utilized in heavily pretreated ovarian cancer patients with BRCA1 mutations and a patient with advanced, gemcitabine-resistant, pancreatic cancer who had a PALB2 gene mutation. Pancreatic ductal adenocarcinoma (PDAC) continues to be one of the most lethal malignant neoplasms, with a 5-year survival rate of only 5%. Surgery is considered the sole potentially curative treatment; however, only 20% of patients diagnosed with PDAC are candidates for surgery at the time of diagnosis and is frequently followed by recurrence and therapeutic resistance. Despite advances made in the development of systemic combination chemotherapies in the last two decades, progress in improving survival outcomes in patients with PDAC is stagnant.

Based on the reported use of MMC in BRCA and PALB2 mutated tumors, LipoMedix believes that Promitil® could offer a therapeutic option for patients with pancreatic cancer. Thus, a clinical trial is ongoing to evaluate the safety, tolerability, and efficacy of Promitil® in cancer patients who have deleterious tumor mutations in HR related genes, such as BRCA1, BRCA2, or PALB2, across six hospitals in Israel. This is the only trial currently ongoing for Promitil® and decisions on future development of the product and the pipeline will be based on the results from this trial.

Promitil®-based pipeline products:

In addition to Promitil®, LipoMedix has other pre-clinical Promitil®-based drug candidates with potentially important applications that would be pursued further in development if Promitil® were successful in the clinic:

●	Folate-targeted Promitil® (Promi-Fol), aimed at local treatment (intravesical) of superficial bladder cancer. Decorating Promitil® with folate ligands is designed to exploit the frequent overexpression of folate receptors in urothelial cancers for selective and enhanced delivery of Promitil® to cancer cells. Promi-Fol could be developed for bladder instillation as a local treatment of the growing elderly patient population with superficial bladder cancer (Patil Y, et al.: “Targeting of pegylated liposomal mitomycin-C prodrug to the folate receptor of cancer cells: Intracellular activation and enhanced cytotoxicity.” Journal of Controlled Release, 225:87-95, 2016). A patent application to cover the use of Promi-Fol was granted in May 2020 by the European Patent Office. We are currently not pursuing further work with Promi-Fol, and it may receive further development funding and effort in the event of clinical success for Promitil®.

●	Promi-Dox, a dual drug liposome with MLP and doxorubicin targeting a potential basket of tumors (Gabizon et al., “Liposome co-encapsulation of anti-cancer agents for pharmacological optimization of nanomedicine-based combination chemotherapy.” Cancer Drug Resistance, 4:463-484, 2021). There are several possible cancer settings with substantial patient numbers and significant unmet need where Promi-Dox potentially could be utilized. This formulation requires further product development. A patent application covering the formulation of Promi-Dox has been granted by the USPTO. We are currently not pursuing further work with Promi-Dox, and it may receive further development funding and effort in the event of clinical success for Promitil®.

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

Cornerstone

We own our interest in Cornerstone through a 90% equity ownership interest in, and consolidate, Pharma Holdings, LLC Pharma Holdings, LLC (“Pharma Holdings”). Pharma Holdings holds 50% of the equity interests in, and consolidates, CS Pharma Holdings, LLC. We serve as the managing member of Pharma Holdings, and Pharma Holdings serves as the managing member of CS Pharma, with broad authority to make all key decisions regarding their respective holdings. Based on our ownership interest in Pharma Holdings, and Pharma Holdings’ ownership interest in CS Pharma Holdings, we have an effective 45% equity ownership interest in CS Pharma Holdings, LLC.

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

Science and Preclinical:

Cornerstone’s lead development candidate is CPI-613® (devimistat), a stable analog of normally transient, acylated catalytic intermediates of lipoate. The CPI-613® intermediates are designed to disrupt mitochondrial function and thereby decrease the TCA cycle function; thus, CPI-613® (devimistat) misinforms these tumor systems, triggering mitochondrial stress and turning off the cancer cell TCA cycle. CPI-613® is designed to affect tumor metabolism, including disrupting mitochondria and potentially intercalating in cancer cell membranes. The metabolic and mitochondrial stress have been found to trigger apoptotic and necrotic cell death pathways in tumor cells (Zachar et al., J Mol Med, 2011, 89:1137-48; Stuart et al., Cancer Metab. 2014, 2, 4: reviewed in Bingham et al., Expert Rev Clin Pharmacol. 2014, 7:837-46 and Hammoudi et al., Chin J Cancer. 2011, ;30:508-25). These suggest that CPI-613® could be developed as monotherapy and in combination with generalized metabolic stressors like chemotherapy. CPI-613® has been tested with chemotherapy in Cornerstone’s Phase 1, 2 & 3 trials to date (Alistar, et al., 2017; Pardee et al., 2018; Philip et al., 2024).

Clinical Highlights:

More than 1024 patients have been dosed with CPI-613® (devimistat) to date in 24 ongoing or completed clinical trials.

Currently, there are two clinical trials enrolling participants in the following programs for which Cornerstone awaits clinical data:

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

Rafael Medical Devices

Rafael Medical Devices is a medical device company currently concentrating on developing surgical and procedural devices designed to provide meaningful advantages to patients and healthcare providers in the orthopedic market. Its first product is a video endoscopic carpal tunnel release (“VECTR”) system. The VECTR System is composed of a handpiece and a proprietary tablet. The handpiece is an arthroscopic unit with an integrated surgical knife. The proprietary tablet is a registered class I medical device that is commercially available. The handpiece is a single-use disposable device that combines the traditional manual surgical knife with an arthroscope all in one. It is fully integrated into a single unit and consists of a functional tip (surgical knife), live-action camera, light, cannula, and cord to connect to the proprietary tablet. The surgical knife can be used to sever tendons, ligaments, or fascia in the joints or limbs and is able to be protracted or retracted via a slide switch on the side of the handpiece. During procedures, surgeons will introduce the device through incisions made in the patient's wrist. Once inside, the camera and light are used to visualize the surgical environment on the proprietary tablet. Once the surgeon has maneuvered the device into the desired location, the blade can be actuated and the ligament can be cut. Once cut, the surgeon will withdraw the blade and remove the device.

On December 11, 2024, Rafael Medical Devices received FDA’s substantial equivalence determination for the VECTR System in response to Rafael Medical Devices’ 510(k) premarket notification. FDA’s clearance of the VECTR System is for use in minimally invasive ligament or fascia release surgeries, such as carpal tunnel release in the wrist and cubital tunnel release in the elbow. The VECTR System has been classified into Class II and is subject to special controls (performance standards) in addition to the general controls provisions of the FD&C Act and the Quality System regulation codified in 21 CFR Part 820 which requires that each manufacturer establish a quality system by which the manufacturer monitors the manufacturing process and maintains records that show compliance with the FDA regulations and the manufacturer’s written specifications and procedures relating to each device, as well as other requirements and applicable laws and regulations. Rafael’s development of future products will depend upon the success of the VECTR System and Rafael’s ability to identify attractive opportunities in the marketplace.

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

Day Three's Unlokt technology is an inclusion complex in which various proteins act as host molecules encapsulating oil to create water soluble solutions for the otherwise hydrophobic liquid. To date, Unlokt has primarily been used in the cannabis space, where Day Three holds various U.S. and foreign patents.

Unlokt operates in a competitive landscape with other service providers and water-soluble technology providers. Other competitive solutions are nano emulsions, which can include highly artificial components and other unknown chemicals. Unlokt contains only three core ingredients: the oil component, the host protein, and water.

When applied to cannabis, the Unlokt technology yields an active ingredient that is more easily digestible by the body than unaltered cannabis input on its own. Unlokt provides for both higher bioavailability of the active molecule, as well as a faster uptake time into the system when compared to unaltered cannabis as evidenced by rodent studies done by Day Three. In rodent-based pharmacokinetic trials, Unlokt containing cannabidiol (CBD) reached a time to maximal concentration in 30 minutes, whereas CBD without a water-soluble solution reached maximal concentration in 180 minutes. Unlokt's maximal concentration in this trial was 3.5 times higher than that of CBD without Unlokt. Manufacturing partners have also described Unlokt as having a more palatable taste profile when compared to competitor technologies on the market, a key value add in the industry, although no study has been commissioned on this.

Day Three partners with third party manufacturers who can license the Unlokt technology for use in their own products, or manufacture the ingredient for resale to others. Many of these partners operate in GMP-certified facilities, and the Unlokt technology fits within the standards of those regulations.

Research and Development

Day Three's Israeli subsidiary, Spade Therapeutics, is investigating applications for Unlokt and other technologies for use in pharmaceutical applications. Currently, Spade is leveraging the higher bioavailability benefits of Day Three’s processes to develop  reformulated versions of FDA-approved cannabis-based therapies. Day Three has also explored licensing its patent portfolio to other pharmaceutical companies to utilize in their own therapies.

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

Additional Risks Related to our Medical Device Business

Rafael Medical Devices’ 510(k)-cleared device or device candidates may fail to meet the applicable special controls (performance standards), the general controls provisions of the Federal Food, Drug and Cosmetic Act (the FD&C Act”) or the Quality System regulation or other requirements or applicable laws and regulations enforced by the FDA, may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved or cleared devices or investigational or approved drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential, result in significant negative consequences, or potential product liability claims.

If Rafael Medical Devices’ 510(k)-cleared device, a video endoscopic carpal tunnel release system (“VECTR”), fails to meet the applicable special controls (performance standards) for the device, the general controls provisions of the FD&C Act or the Quality System regulation or other requirements or applicable laws and regulations enforced by the FDA, or if it or Rafael Medical Devices’ device candidates are associated with undesirable side effects or have unexpected characteristics in marketing or in clinical trials when used alone or in combination with other approved or cleared devices or in combination with investigational or approved drugs, Rafael Medical Devices may need to interrupt, delay or abandon their marketing or development or limit their marketing or development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect market acceptance of the cleared device and patient recruitment or the ability of enrolled patients to complete the trial of device candidates or result in potential product liability claims. Any of these occurrences may prevent Rafael Medical Devices from achieving or maintaining market acceptance of the affected device or device candidate and may adversely affect Rafael Medical Devices’ and our business, financial condition, and prospects significantly.

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

Further, for Rafael Medical Devices’ 510(k)-cleared device, VECTR, or any of Rafael Medical Devices’ device candidates that subsequently obtains regulatory approval, marketing authorization or clearance, if any, toxicities or other serious adverse events associated with such device or device candidates previously not seen during clinical testing may also develop after such approval, marketing authorization, or clearance and lead to a number of potentially significant negative consequences, including, but not limited to:

●	Regulatory authorities may suspend, limit or withdraw approvals, marketing authorizations or clearances of such device, if any, or seek an injunction against its manufacture or distribution;

●	regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

●	Rafael Medical Devices may be required to change the way the device is utilized or implanted or conduct additional clinical trials or post-approval studies;

●	Rafael Medical Devices may be subject to fines, injunctions or the imposition of criminal penalties;

●	we or Rafael Medical Devices could be sued and held liable for harm caused to patients; and

●	Rafael Medical Devices and our reputation may suffer.

Any of these events could prevent Rafael Medical Devices from achieving or maintaining market acceptance of the particular device or device candidate, if approved, marketing authorized or cleared, as well as that of future device candidates, and could seriously harm their and our business.

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

Any modification to Rafael Medical Devices’ VECTR, or any future 510(k)-cleared product, if any, that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of any such device, would require Rafael Medical Devices to obtain a new 510(k) marketing clearance and may even, in some circumstances, require the submission of a De Novo request or a PMA application, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. Rafael Medical Devices may make changes to its 510(k)-cleared VECTR device or any future 510(k)-cleared product, if any, in the future that Rafael Medical Devices may determine does not require a new 510(k) clearance, De Novo marketing authorization, or PMA approval. If the FDA disagrees with Rafael Medical Devices’ decision not to seek a new 510(k) clearance, De Novo marketing authorization, or PMA approval for changes or modifications to any existing devices and requires new clearances, marketing authorizations, or approvals, Rafael Medical Devices may be required to recall and stop marketing any products as modified, if any, which could require Rafael Medical Devices to redesign its products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. If there is any delay or failure in obtaining required clearances or approvals or if the FDA requires Rafael Medical Devices to go through a lengthier, more rigorous examination for future device candidates or modifications to existing devices, if any, than Rafael Medical Devices had expected, Rafael Medical Devices’ ability to introduce new or enhanced devices in a timely manner would be adversely affected, which in turn would result in delayed or no realization of revenue from such device enhancements or new devices and could also result in substantial additional costs which could decrease Rafael Medical Devices’ profitability.

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

Rafael Medical Devices is also required to timely file various reports with regulatory agencies for its 510(k)-cleared VECTR device or any future device that has received approval, marketing authorization, or clearance. If these reports are not timely filed, regulators may impose sanctions, and sales of Rafael Medical Devices’ products may suffer, and they and we may be subject to product liability or regulatory enforcement actions, all of which could harm their and our business. In addition, if Rafael Medical Devices initiates a correction or removal for a device that receives approval, marketing authorization, or clearance, if any, issues a safety alert, or undertakes a field action or recall to reduce a risk to health posed by any such device, Rafael Medical Devices may be required to submit a report to the FDA, and in many cases, to other regulatory agencies. Such reports could lead to increased scrutiny by the FDA, other comparable regulatory agencies, and Rafael Medical Devices’ customers regarding the quality and safety of their devices, and to negative publicity, including FDA alerts, press releases, or administrative or judicial actions. Furthermore, the submission of these reports has been and could be used by competitors against Rafael Medical Devices in competitive situations and cause customers to delay purchase decisions or cancel orders, which would harm their and our reputation and business.

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

Even though Rafael Medical Devices has received 510(k) clearance for VECTR, and even if Rafael Medical Devices receives regulatory approval, marketing authorization, or clearance for any other device candidate, Rafael Medical Devices will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

The 510(k) clearance of Rafael Medical Devices’ video endoscopic carpal tunnel release system (“VECTR”), or any future regulatory approvals, marketing authorizations, or clearances that Rafael Medical Devices may receive for their device candidates will require the regular submission of reports to regulatory authorities and surveillance to monitor the safety and effectiveness of the medical device, may contain significant limitations related to use restrictions for specified age groups or patient populations, warnings, precautions or contraindications, and may include burdensome post-approval study requirements. In connection with Rafael Medical Devices’ 510(k)-cleared VECTR device, and if the FDA or a comparable foreign regulatory authority approves, issues a marketing authorization for, or clears any device candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for Rafael Medical Devices’ VECTR device and any future devices, if any, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, complying with requirements governing Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database, maintenance of cGMP compliance at and registrations for all manufacturing facilities, as well as continued compliance with GCP requirements for any clinical trials that are conducted post-approval. Manufacturers of approved devices and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. Later discovery of previously unknown problems with marketed devices, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The occurrence of any event or penalty described above may inhibit Rafael Medical Devices’ ability to commercialize their 510(k)-cleared VECTR device or device candidates and generate revenue and could require Rafael Medical Devices to expend significant time and resources in response and could generate negative publicity.

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

Rafael Medical Devices relies on third parties to perform a variety of functions. Rafael Medical Devices is party to numerous agreements that place substantial responsibility on clinical research organizations, contract manufacturing organizations, consultants, and other service providers for the development of Rafael Medical Devices’ 510(k)-cleared VECTR device and device candidates. Rafael Medical Devices also relies on medical and academic institutions to perform aspects of its clinical trials of device candidates. In addition, an element of Rafael Medical Devices’ research and development strategy has been to in-license technology and device candidates from academic and government institutions in order to minimize or eliminate investments in early research. Rafael Medical Devices may not be able to enter new arrangements without undue delays or expenditures or on favorable terms, and these arrangements may not allow Rafael Medical Devices to compete successfully. Moreover, if third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or applicable protocols, Rafael Medical Devices’ device candidates may not be approved, receive marketing authorization, or be cleared for marketing and commercialization or such approval, marketing authorization, or clearance may be delayed. If that occurs, Rafael Medical Devices or its collaborators will not be able, or may be delayed in their efforts, to commercialize Rafael Medical Devices’ 510(k)-cleared VECTR device or future device candidates.

Product liability lawsuits against Rafael Medical Devices or their collaborators or us could cause substantial liabilities and could limit commercialization of any medical devices that Rafael Medical Devices or their collaborators may develop.

Rafael Medical Devices and their collaborators and we face an inherent risk of product liability exposure related to the testing and manufacturing of Rafael Medical Devices’ device candidates in human clinical trials and will face an even greater risk if Rafael Medical Devices or they commercially sell Rafael Medical Devices’ 510(k)-cleared VECTR device or any other medical devices that Rafael Medical Devices or they may develop that secure regulatory approval, marketing authorization, or clearance. Rafael Medical Devices’ 510(k)-cleared VECTR device and device candidates are designed to affect, and any future devices will be designed to affect, important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with Rafael Medical Devices’ 510(k)-cleared VECTR device or device candidates or devices could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot assure you that we and Rafael Medical Devices will not face product liability claims. We and Rafael Medical Devices may be subject to product liability claims if Rafael Medical Devices’ 510(k)-cleared VECTR device, device candidates or devices cause, or merely appear to have caused, patient injury or death, even if such injury or death was as a result of supplies or components that are produced by third-party suppliers. Product liability claims may be brought against us by consumers, healthcare providers or others selling or otherwise coming into contact with Rafael Medical Devices’ products, among others. If Rafael Medical Devices or their collaborators, or we, cannot successfully defend themselves or ourselves against product liability claims that Rafael Medical Devices’ 510(k)-cleared VECTR device, device candidates or devices caused injuries, Rafael Medical Devices and we could incur substantial liabilities and reputational harm. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for Rafael Medical Devices’ 510(k)-cleared VECTR device, any device candidates or devices that Rafael Medical Devices may develop;

●	injury to Rafael Medical Devices’ reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend the related litigation;

●	substantial monetary awards to trial participants or patients;

●	loss of revenue;

●	product recalls or withdrawals from the market;

●	reduced resources of Rafael Medical Devices’ management to pursue Rafael Medical Devices’ business strategy, and diverted time and attention from executing on that strategy; and

●	the inability to commercialize any devices that Rafael Medical Devices may successfully develop, if any.

Although Rafael Medical Devices and we maintain product liability and/or clinical study liability insurance coverage that they and we believe is appropriate, this insurance is subject to deductibles and coverage limitations, and it may not be adequate to cover all liabilities that Rafael Medical Devices may incur. Rafael Medical Devices’ and our current product liability insurance may not continue to be available to them or us on acceptable terms, if at all. If Rafael Medical Devices or we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, they or we could be exposed to significant liabilities. We anticipate that Rafael Medical Devices will need to increase their insurance coverage as they continue to run clinical trials and if they successfully commercialize their 510(k)-cleared VECTR device or any future device that receives regulatory approval, marketing authorization, or clearance. Insurance coverage in this setting is increasingly expensive. Rafael Medical Devices or we may not be able to maintain insurance coverage at a reasonable cost, if at all, or in an amount adequate to protect them or us against any product liability claim that may arise. In addition, if one of Rafael Medical Devices’ collaboration partners were to become subject to product liability claims or were unable to successfully defend themselves against such claims, any such collaboration partner could be more likely to terminate such relationships and could potentially seek indemnification from Rafael Medical Devices, and therefore substantially limit the commercial potential of Rafael Medical Devices’ 510(k)-cleared VECTR device and device candidates. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could adversely affect our and Rafael Medical Devices’ business, results of operations, and financial condition.

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

Conditions in Israel, including the ongoing conflicts between Israel and various other parties, including Hamas, Hezbollah, the Houthis in Yemen and Iran, as well as developments in Syria, may adversely affect our real estate holding and operations of certain of our Portfolio Companies, which would lead to a decrease in revenues.

On October 7, 2023, the Hamas organization launched a series of deadly terror attacks on civilian and military targets skirting the Gaza Strip in the southern part of Israel and fired rockets on many of the communities in southern and central Israel. Following the attack, Israel’s security cabinet declared war and commenced a military campaign in Gaza against Hamas. In addition, since the commencement of these events, there have been growing hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in the region, such as various rebel militia groups in Syria and Iraq. In addition, the Houthi movement, which controls parts of Yemen, launched attacks on Israeli-controlled or owned ships in the Red Sea, resulting in widespread rerouting of cargo ships and some shipping companies ceasing shipments to Israel. Israel has carried out a number of targeted strikes on sites belonging to these terror organizations and, in October 2024, Israel began ground operations against Hezbollah in Lebanon culminating in a 60-day cease fire agreed to between Israel and Lebanon on November 27, 2024, the result of which are uncertain. In addition, Iran, on two occasions, launched direct attacks on Israel involving hundreds of drones and missiles, prompting Israeli air defenses and retaliatory strikes, and Iran has threatened to continue to attack Israel.

It is currently not possible to predict the duration or severity of the ongoing conflicts or their effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations, interrupt our sources and availability of supply and hamper our ability to raise additional funds or sell our securities, among other possible negative effects.

In addition, some countries around the world restrict doing business with Israel and Israeli companies, and additional countries may do so if hostilities in Israel or political instability in the region continue or increase. In addition, there have been increased efforts by countries, activists and organizations to cause companies and consumers to boycott Israeli goods and services and some of such efforts have been successful. In addition, in January 2024 the International Court of Justice, or ICJ, issued an interim ruling in a case filed by South Africa against Israel alleging genocide amid and in connection with the war in Gaza, and ordered Israel to take measures to prevent genocidal acts, prevent and punish incitement to genocide, and take steps to provide basic services and humanitarian aid to civilians in Gaza, among others. On November 21, 2024, the International Criminal Court, or ICC, issued arrest warrants for Israeli Prime Minister Benjamin Netanyahu and former Israeli Minister of Defense Yoav Gallant based on allegations of war crimes including using starvation as a method of warfare, murder and other inhumane acts. Companies and businesses may terminate, and may have already terminated, certain commercial relationships with Israeli companies following the ICJ and ICC decisions.

In the event that our facilities are damaged or our ongoing operations are disrupted as a result of hostile actions, our ability to deliver or provide products and services in a timely manner to meet our contractual obligations could be materially and adversely affected. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business and could make it more difficult for us to raise capital. Our insurance policies do not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Our real estate holding in Jerusalem and operations of LipoMedix and Day Three’s subsidiary Spade Therapeutics in Jerusalem and Rosh Haayin, respectively, are not only within the range of rockets from the Gaza Strip, but also within the range of rockets that can be fired from Lebanon, Syria or elsewhere in the Middle East. Our lone real estate holding can be damaged as a result of hostile action or hostilities or the ongoing operations of LipoMedix and Day Three may be disrupted.

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

The conflicts have had significant economic, military and social consequences to Israel. In connection with the conflicts, several hundred thousand Israeli reservists were drafted to perform immediate military service and Israeli citizens are being required to serve greater time in active reserve military service than in other periods. Certain of our employees and consultants in Israel, in addition to employees of our service providers located in Israel, have been called for service in the current conflicts, and such persons may be absent for an extended periods of time. To date, we have managed to adapt and have no suffered any material adverse impact to our operations, however greater or continued absences or absences by additional key personnel may disrupt operations of LipoMedix and Day Three, which may materially and adversely affect their business and results of operations.

The relationships between Howard S. Jonas and IDT Corporation, and Genie Energy could conflict with our stockholders’ interests.

Howard S. Jonas, Chairman of our Board of Directors and Executive Chairman and former Chief Executive Officer, is also the chairman of IDT Corporation and Chairman of the Board of Genie. These relationships may cause a conflict of interest with our stockholders, specifically with regard to demands on Mr. Jonas’ time and the attention that he can dedicate to the Company as well as in the unlikely event that the business interests of the Company and other entities controlled by Mr. Jonas were to conflict.

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

Overview

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including an investment in (and planned merger with) Cyclo Therapeutics Inc. (Nasdaq: CYTH), (“Cyclo Therapeutics” or “Cyclo”), a clinical stage biotechnology company dedicated to developing Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company. We also hold a majority interest in Rafael Medical Devices, LLC. (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries, and a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s technology and innovation like Unlokt™. Day Three and Rafael Medical Devices, together with the Pharmaceutical Companies, represent our “Portfolio Companies”). In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. Since then, the Company has sought partners for programs at Farber and has entered into a license agreement for one of its technologies. The Company’s primary focus is to expand our investment portfolio through opportunistic and strategic investments including therapeutics, which address high unmet medical needs. Upon closing of the planned merger with Cyclo, the Company intends to focus its efforts on making Trappsol® Cyclo™ its lead clinical program.

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

LipoMedix is a clinical stage Israeli company focused on the development of Promitil®, a product candidate that is a liposomal delivery system for a prodrug of mitomycin C (MMC). The prodrug is called Mitomycin-C Lipidic Prodrug, also known as MLP, and it is a precursor chemical to MMC that is converted to MMC inside the body. As of October 31, 2024, Rafael’s ownership interest in LipoMedix was approximately 95%. LipoMedix has completed various clinical trials of Promitil® including a Phase 1A (as a single agent in solid tumors), a Phase 1B (as a single agent and in combination with capecitabine and/or bevacizumab in colorectal cancer), and a Phase 1B in combination with radiation therapy. In each of these trials, the primary endpoints included tolerability and determination of maximum tolerated dose (MTD). MTD was determined for each trial, and the most common adverse events (AEs) of clinical significance were thrombocytopenia and fatigue. Management plans for both of these AEs have been incorporated into ongoing development. While these studies have been completed, LipoMedix is now focused on a Phase 2 study of Promitil® as a single agent in refractory patients with ovarian or pancreatic cancer harboring BRCA and similar mutations. This is the only ongoing study of Promitil®. To date, more than 150 patients have been treated with Promitil® across these clinical trials and under compassionate use. All trials of Promitil® have been conducted in Israel.

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

The Company owns a 37.5% equity interest, which was, until March 13, 2024 (the date of the RP Finance Consolidation, as described below), accounted for under the equity method, in RP Finance LLC (“RP Finance”), an entity in which an entity associated with members of the family of Howard Jonas (Executive Chairman, Chairman of the Board, and controlling stockholder of Rafael) holds an additional 37.5% equity interest, which holds debt and equity investments in Cornerstone. In October 2021, Cornerstone announced that Avenger 500, its company sponsored, multicenter, randomized Phase III study for Devimistat in pancreatic cancer, did not meet its primary or secondary endpoints, and that the company was stopping its company sponsored, multicentered, randomized, ARMADA 2000 Phase III study for Devimistat in relapsed and refractory Acute Myeloid Leukemia based upon a recommendation it received from its independent data monitoring committee to stop the trial due to a determination that the trial would unlikely achieve its primary endpoint. The Avenger 500 study was conducted in over 70 clinical trial sites in six different countries and the ARMADA 2000 study was conducted in over 50 clinical trial sites in nine different countries. The clinical trial data from these trials were shared with the FDA and the other health authorities of the countries in which these trials were conducted. Due to the foregoing, RP Finance fully impaired its then debt and equity investments in Cornerstone.

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

In April 2023, the Company first invested in Day Three, a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s technology and innovation like Unlokt™. In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders, acquiring a controlling interest of Day Three and subsequently consolidating Day Three’s results (the “Day Three Acquisition”).

In connection with the conflicts in Israel, several hundred thousand Israeli reservists were drafted to perform immediate military service and Israeli citizens are being required to serve greater time in active reserve military service than in other periods. Certain of our employees and consultants in Israel, in addition to employees of our service providers located in Israel, have been called for service in the current conflicts, and such persons may be absented for an extended periods of time. To date, we have managed to adapt and have not suffered any material adverse impact to our operations, however greater or continued absences or absences by additional key personnel may disrupt operations of LipoMedix and Day Three, which may materially and adversely affect their business and results of operations.

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

Capital Resources

As of July 31, 2024, we held cash and cash equivalents of approximately $2.7 million and available-for-sale securities valued at approximately $63.3 million. On August 22, 2022, the Company received net proceeds of approximately $33 million in connection with the sale of the 520 Property (see Note 14 to our accompanying consolidated financial statements for further details). The Company expects its balance of cash and cash equivalents, and available-for-sale securities, to be sufficient to meet our obligations for at least the next 12 months from the filing of this Annual Report on Form 10-K/A.

The most significant current and anticipated spending requirements are to support Cyclo’s current clinical efforts related to Trappsol® Cyclo™. If the pending merger with Cyclo is completed, those requirements will continue, and if the current Phase III clinical trial for Trappsol® Cyclo™ yields sufficiently positive results, the requirements will increase with the efforts to seek regulatory approval, and ultimately (if such approvals are obtained) commercialization. We may also seek to conduct additional clinical trials for Trappsol® Cyclo™.

Following completion of the Merger, Rafael intends to focus its efforts on Trappsol® Cyclo™ as its lead clinical program. In furtherance of that focus, Rafael intends to review its other activities to determine those with the greatest prospect of positive development or commercialization in the near to medium term, and allocate its resources accordingly, curtailing or ceasing efforts where warranted to ensure that it has the resources necessary to support its efforts with regard to on Trappsol® Cyclo™.

If the pending merger with Cyclo is not completed, the Company’s commitments to fund Cyclo and its clinical program will need to be re-evaluated, particularly in light of the reasons for the failure of the merger to be completed.

The Company believes that is has sufficient resources on hand to support its anticipated liquidity needs at least through the end of calendar 2025, and should it cease spending on Trappsol® Cyclo™, for additional periods as well. If Trappsol® Cyclo™ were to receive regulatory approval, the Company would need to seek additional funding to support commercialization efforts.

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

Date: December 19, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ William Conkling	President and Chief Executive Officer (Principal Executive Officer)	December 18, 2024
William Conkling
/s/ David Polinsky	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 18, 2024
David Polinsky
/s/ Howard S. Jonas	Director, Chairman of the Board and Executive Chairman	December 18, 2024
Howard S. Jonas

/s/ Susan Y. Bernstein	Director	December 18, 2024
Susan Y. Bernstein

/s/ Stephen Greenberg	Director	December 18, 2024
Stephen Greenberg

/s/ Dr. Mark Stein	Director	December 18, 2024
Dr. Mark Stein

/s/ Dr. Michael J. Weiss	Director	December 18, 2024
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

New York, New York

November 6, 2024 except for Note 1 and Note 27 as to which the date is December 19, 2024

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

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Description of Business

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a holding company with interests in clinical and early-stage pharmaceutical companies (the “Pharmaceutical Companies”), including an investment in (and planned merger with) Cyclo Therapeutics Inc. (Nasdaq: CYTH), (“Cyclo Therapeutics” or “Cyclo”), a clinical stage biotechnology company dedicated to developing Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company. We also hold a majority interest in Rafael Medical Devices, LLC. (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries, and a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s technology and innovation like Unlokt™. Day Three and Rafael Medical Devices, together with the Pharmaceutical Companies, represent our “Portfolio Companies”). In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities. Since then, the Company has sought partners for programs at Farber and has entered into a license agreement for one of its technologies. The Company’s primary focus is to expand our investment portfolio through opportunistic and strategic investments including therapeutics, which address high unmet medical needs. Upon closing of the planned merger with Cyclo, the Company intends to focus its efforts on making Trappsol® Cyclo™ its lead clinical program.

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

LipoMedix is a clinical stage Israeli company focused on the development of Promitil®, a product candidate that is a liposomal delivery system for a prodrug of mitomycin C (MMC). The prodrug is called Mitomycin-C Lipidic Prodrug, also known as MLP, and it is a precursor chemical to MMC that is converted to MMC inside the body. As of October 31, 2024, Rafael’s ownership interest in LipoMedix was approximately 95%. LipoMedix has completed various clinical trials of Promitil® including a Phase 1A (as a single agent in solid tumors), a Phase 1B (as a single agent and in combination with capecitabine and/or bevacizumab in colorectal cancer), and a Phase 1B in combination with radiation therapy. In each of these trials, the primary endpoints included tolerability and determination of maximum tolerated dose (MTD). MTD was determined for each trial, and the most common adverse events (AEs) of clinical significance were thrombocytopenia and fatigue. Management plans for both of these AEs have been incorporated into ongoing development. While these studies have been completed, LipoMedix is now focused on a Phase 2 study of Promitil® as a single agent in refractory patients with ovarian or pancreatic cancer harboring BRCA and similar mutations. This is the only ongoing study of Promitil®. To date, more than 150 patients have been treated with Promitil® across these clinical trials and under compassionate use. All trials of Promitil® have been conducted in Israel.

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

In April 2023, the Company first invested in Day Three, a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s technology and innovation like Unlokt™. In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders, acquiring a controlling interest of Day Three and subsequently consolidating Day Three’s results (the “Day Three Acquisition”).

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

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All majority-owned subsidiaries and RP Finance, LLC are consolidated with all intercompany transactions and balances eliminated in consolidation. In addition to Rafael Holdings, Inc., the entities included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100	%*
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, LLC	United States – Delaware	68%
Levco Pharmaceuticals Ltd.	Israel	95	%**
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90	%***
LipoMedix Pharmaceuticals Ltd. (Note 9)	Israel	95%
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC (Note 3)	United States – Delaware	45	%***
Day Three Labs, Inc. (Note 10)	United States – Delaware	84	%****
Cornerstone Pharmaceuticals, Inc. (Note 4)	United States – Delaware	67%
RP Finance, LLC (Note 5)	United States – Delaware	38%

*	In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities.

**	During Fiscal 2022, the Company discontinued further material investment in Levco. In August 2023, Levco was dissolved.

***	The Company has a 90% equity ownership interest in, and consolidates, Pharma Holdings, LLC. Pharma Holdings holds 50% of the equity interests in, and consolidates, CS Pharma Holdings, LLC. Therefore, the Company consolidates CS Pharma Holdings. The Company serves as the managing member of Pharma Holdings, and Pharma Holdings serves as the managing member of CS Pharma, with broad authority to make all key decisions regarding their respective holdings. Based on the Company’s ownership interest in Pharma Holdings, and Pharma Holdings’ ownership interest in CS Pharma Holdings, we have an effective 45% equity ownership interest in CS Pharma Holdings, LLC.

****	In May 2024, the Company increased its ownership interest in Day Three Labs, Inc. from 79% to 84%.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the Cornerstone Restructuring described in Note 3, Rafael (directly via certain of its subsidiaries, and through an equity method investment in RP Finance) held certain debt and equity investments in Cornerstone which included:

(a) 44.0 million shares of Series D Preferred Stock of Cornerstone held by Pharma Holdings LLC (“Pharma Holdings”), a 90% owned non-operating subsidiary of the Company, and 16.7 million shares of Series D Preferred Stock of Cornerstone held by CS Pharma Holdings LLC (“CS Pharma”), a non-operating subsidiary of the Company (the “Series D Preferred Stock”). Pharma Holdings owns 50% of CS Pharma. Based on the Company’s ownership interest in Pharma Holdings, and Pharma Holdings’ ownership interest in CS Pharma Holdings, the Company has an effective 45% equity ownership interest in CS Pharma Holdings, LLC. The Company serves as the managing member of Pharma Holdings, and Pharma Holdings serves as the managing member of CS Pharma, with broad authority to make all key decisions regarding their respective holdings. Any distributions that are made to CS Pharma from Cornerstone that are in turn distributed by CS Pharma will need to be made pro rata to all members, which would entitle Pharma Holdings to 50% (based on current ownership) of such distributions. Similarly, if Pharma Holdings were to distribute proceeds it receives from CS Pharma, it would do so on a pro rata basis, entitling the Company to 90% (based on current ownership) of such distributions. Due to the Data Events, the Company previously recorded a full impairment of the value of the Series D Preferred Stock included in the Company’s cost method investment in Cornerstone;

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

NOTE 9 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

LipoMedix is a development-stage, privately held Israeli company focused on the development of Promitil®, a prodrug of MMC encapsulated for liposomale delivery.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INVESTMENT IN DAY THREE LABS INC.

Initial investment in Day Three

On April 7, 2023, the Company entered into a Common Stock Purchase Agreement (the “Day Three Purchase Agreement”) with Day Three. Day Three is a company which reimagines existing cannabis offerings with technology and innovation like Unlokt™ to bring to market better, cleaner, more precise and predictable products. Pursuant to the Day Three Purchase Agreement, the Company purchased 4,302 shares of common stock, post DTL Reverse Stock Split (as defined below), representing 38% of the outstanding shares of common stock of Day Three (33% on a fully diluted basis), for a purchase price of $3.0 million. The Company also received a warrant exercisable for 7,529 shares of common stock, post DTL Reverse Stock Split, which expires five years from the date of issuance or earlier based on the occurrence of certain events as defined in the Day Three Purchase Agreement (the “Day Three Warrant”).

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

NOTE 27 – SUBSEQUENT EVENTS

Agreement and Plan of Merger with Cyclo

On August 21, 2024, the Company entered into an Agreement and Plan of Merger, as amended as of December 18, 2024 (the “Merger Agreement”), by and among: the Company; Tandem Therapeutics, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“First Merger Sub”); Tandem Therapeutics, LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub” and together with First Merger Sub, the “Merger Subs”); and Cyclo. The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Company and Cyclo’s boards of directors (the “Boards”). The Merger Agreement also requires approval of Cyclo’s stockholders (the “Cyclo Shareholder Vote”) and the issuance of the Company’s Class B Common Stock, $0.01 par value per share (“Rafael Class B Common Stock”) in the Business Combination (as defined below) requires approval by the Company’s stockholders (the “Rafael Shareholder Vote”). Upon such approvals and satisfaction or waiver of all other conditions set forth in the Merger Agreement and the effectiveness of a registration statement on Form S-4 to register the shares of Rafael Class B Common Stock of Rafael to be issued in the Business Combination, as defined below, the Business Combination will be consummated (the date upon which is referred to as the “Closing Date”).

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

The Cyclo Convertible Notes, Cyclo Convertible Note III (as defined below), Cyclo Convertible Note IV (as defined below), Cyclo Convertible Note V (as defined below), Cyclo Convertible Note VI (as defined below), and Cyclo Convertible Note VII (as defined below) will be forgiven at the closing of the Business Combination.

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

Also on October 8, 2024, the maturity dates of the Cyclo Convertible Note I and the Cyclo Convertible Note II were amended to be December 21, 2024.

Fifth Amended and Restated Note Purchase Agreement

On November 7, 2024, Rafael entered into a Fifth Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $2 million (the “Cyclo Convertible Note VI”) to Rafael for $2 million in cash. The Cyclo Convertible Note VI matures on December 21, 2024 and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note VI is convertible into shares of Cyclo Common Stock at the option of Rafael (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes issued by Cyclo to Rafael in connection with previous loans if, following such conversion, Rafael will beneficially own more than 49.9% of Cyclo Common Stock); and automatically on certain other events.

Sixth Amended and Restated Note Purchase Agreement

On December 5, 2024, Rafael entered into a Sixth Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $1 million (the “Cyclo Convertible Note VII”) to Rafael for $1 million in cash. The Cyclo Convertible Note VII matures on December 21, 2024 and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note VII is convertible into shares of Cyclo Common Stock at the option of Rafael (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes issued by Cyclo to Rafael in connection with previous loans if, following such conversion, Rafael will beneficially own more than 49.9% of Cyclo Common Stock); and automatically on certain other events.

Sale of available-for-sale securities

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