Form 10-K/A
period 2024-07-31
Rafael Holdings, Inc.
filed 2025-01-08
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Rafael Holdings, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024 which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2024 (the “Original Form 10-K”) and amended on December 20, 2024 (“Amendment No. 1” and the Original Form 10-K as amended by Amendment No. 1, the “Amended Form 10-K”). The purpose of this Amendment is to revise a risk factor in Item 1a – Risk Factors, and) include new certifications by our Principal Executive Officer and Principal Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Except as described above, this Amendment No. 2 does not amend, modify, or otherwise update any other information in the Amended Form 10-K nor does it reflect events occurring after the filing of the Original Form 10-K except as where it is explicitly noted. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K, Amendment No. 1 and the Company’s other filings with the SEC.

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

Howard S. Jonas, Chairman of our Board of Directors and Executive Chairman and former Chief Executive Officer, is also the chairman of IDT Corporation and Chairman of the Board of Genie. These relationships may cause a conflict of interest with our stockholders, specifically with regard to demands on Mr. Jonas’ time and the attention that he can dedicate to the Company as well as in the unlikely event that the business interests of the Company and other entities controlled by Mr. Jonas were to conflict. Although we, IDT Corporation and Genie each have implemented policies and procedures (including each of those entity’s respective Code of Business Conduct and Ethics, Corporate Governance Guidelines and Statement of Policy with Respect to Related Person Transactions) to  (i) specifically address the prohibition, without the express consent of the Board of Directors, for a director to take for themselves personally opportunities that are discovered through the use of Company property, information or position; and (ii) identify and properly address potential and actual conflicts of interest , there can be no assurance that, when such business opportunities arise or conflicts are resolved in accordance with applicable laws, such conflicts of interest will not harm our business, prospects and financial condition and result in the diversion of Company corporate opportunities to IDT and/or Genie.

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

(b)	Exhibits.

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, dated as of August 21, 2024, by and among Rafael, Cyclo, First Merger Sub and Second Merger Sub.

3.1(2)	Amended and Restated Certificate of Incorporation of Rafael Holdings, Inc.

3.2(3)	Third Amended and Restated By-Laws of Rafael Holdings, Inc.

4.2**	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(4)	2021 Equity Incentive Plan, as amended and restated

10.2(3)	Employment Agreement dated as of June 13, 2022, between the Company and Howard S. Jonas.

10.3(5)	Letter Agreement dated January 20, 2022, between the Company and William Conkling.

10.4**	Letter Agreement dated November 16, 2023, between the Company and John Goldberg

10.5(6)	Securities Purchase Agreement, dated August 19, 2021, by and among Rafael Holdings, Inc. and the Investors named therein.

10.6(6)	Securities Purchase Agreement, dated August 19, 2021, by and among Rafael Holdings, Inc. and I9 Plus, LLC.

10.7(6)	Registration Rights Agreement, dated August 19, 2021, by and among Rafael Holdings, Inc. and the Investors named therein.

21.01**	Subsidiaries of the Registrant

23.1**	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97**	Compensation Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
**	Previously filed.

(1)	Incorporated by reference to Form 8-K, filed August 22, 2024.
(2)	Incorporated by reference to Form 10-12G/A, filed March 26, 2018.
(3)	Incorporated by reference to Form 8-K, filed June 14, 2022.
(4)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement, filed with the Commission on November 28, 2022.

(5)	Incorporated by reference to Form 8-K, filed January 21, 2022.
(6)	Incorporated by reference to Form 8-K, filed August 24, 2021.
(7)	Incorporated by reference to Form 8-K, filed May 9, 2022.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Rafael Holdings, Inc.

By:	/s/ William Conkling
William Conkling
Chief Executive Officer

Date: January 8, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ William Conkling	President and Chief Executive Officer	January 8, 2025
William Conkling	(Principal Executive Officer)

/s/ David Polinsky	Chief Financial Officer	January 8, 2025
David Polinsky	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Howard S. Jonas	Director, Chairman of the Board	January 8, 2025
Howard S. Jonas	and Executive Chairman

/s/ Susan Y. Bernstein	Director	January 8, 2025
Susan Y. Bernstein

/s/ Stephen Greenberg	Director	January 8, 2025
Stephen Greenberg

/s/ Dr. Mark Stein	Director	January 8, 2025
Dr. Mark Stein

/s/ Dr. Michael J. Weiss	Director	January 8, 2025
Dr. Michael J. Weiss