Form 10-Q
period 2025-01-31
Rafael Holdings, Inc.
filed 2025-03-14
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2025.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of March 11, 2025 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	24,125,609 shares (excluding 101,487 treasury shares)

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31, 2025	July 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,319	$2,675
Available-for-sale securities	—	63,265
Interest receivable	—	515
Convertible note receivables, due from Cyclo	16,589	5,191
Accounts receivable, net of allowance for credit losses of $245 at January 31, 2025 and July 31, 2024	200	426
Prepaid expenses and other current assets	725	430
Total current assets	65,833	72,502

Property and equipment, net	1,933	2,120
Investments – Cyclo	10,759	12,010
Investments – Hedge Funds	—	2,547
Convertible note receivable classified as available-for-sale	1,135	1,146
Goodwill	—	3,050
Intangible assets, net	1,787	1,847
In-process research and development	1,575	1,575
Other assets	20	35
TOTAL ASSETS	$83,042	$96,832

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,546	$2,556
Accrued expenses	1,412	1,798
Convertible notes payable	614	614
Other current liabilities	107	113
Due to related parties	731	733
Installment note payable	1,700	1,700
Total current liabilities	7,110	7,514

Accrued expenses, noncurrent	3,294	2,982
Convertible notes payable, noncurrent	75	73
Other liabilities	—	5
TOTAL LIABILITIES	10,479	10,574

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of January 31, 2025 and July 31, 2024	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 24,227,096 issued and 24,125,609 outstanding (excluding treasury shares of 101,487) as of January 31, 2025, and 24,142,535 issued and 23,819,948 outstanding (excluding treasury shares of 101,487) as of July 31, 2024	241	238
Additional paid-in capital	280,831	280,048
Accumulated deficit	(215,390)	(201,743)
Treasury stock, at cost; 101,487 Class B shares as of January 31, 2025 and July 31, 2024	(168)	(168)
Accumulated other comprehensive income related to unrealized income on available-for-sale securities	135	111
Accumulated other comprehensive income related to foreign currency translation adjustment	3,724	3,691
Total equity attributable to Rafael Holdings, Inc.	69,381	82,185
Noncontrolling interests	3,182	4,073
TOTAL EQUITY	72,563	86,258
TOTAL LIABILITIES AND EQUITY	$83,042	$96,832

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except share and per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
REVENUE
Infusion Technology	$—	$—	$51	$—
Rental – Third Party	48	41	98	82
Rental – Related Party	29	27	56	54
Total revenue	77	68	205	136

COSTS AND EXPENSES
Cost of Infusion Technology revenue	38	—	75	—
General and administrative	2,591	2,561	5,114	4,601
Research and development	947	612	2,273	1,101
Depreciation and amortization	90	38	176	55
Loss on impairment of goodwill	3,050	—	3,050	—
Loss from operations	(6,639)	(3,143)	(10,483)	(5,621)

Interest income	489	693	1,057	1,275
Loss on initial investment in Day Three upon acquisition	—	(1,633)	—	(1,633)
Realized (loss) gain on available-for-sale securities	(16)	399	178	576
Realized loss on investment in equity securities	—	—	—	(46)
Realized gain on investment - Cyclo	—	—	—	424
Unrealized gain (loss) on investment - Cyclo	614	9,718	(3,751)	7,594
Unrealized gain (loss) on convertible notes receivable, due from Cyclo	486	—	(1,102)	—
Unrealized gain (loss) on investment - Hedge Funds	—	51	—	(115)
Interest expense	(163)	—	(325)	—
Other (expense) income	(78)	25	(80)	118
(Loss) income before income taxes	(5,307)	6,110	(14,506)	2,572
Provision for income taxes	(20)	—	(32)	(6)
Equity in loss of Day Three	—	(206)	—	(422)
Consolidated net (loss) income	(5,327)	$5,904	(14,538)	2,144
Net loss attributable to noncontrolling interests	(686)	(143)	(891)	(265)
Net (loss) income attributable to Rafael Holdings, Inc.	$(4,641)	$6,047	$(13,647)	$2,409

OTHER COMPREHENSIVE (LOSS) INCOME
Consolidated net (loss) income	$(5,327)	$5,904	$(14,538)	$2,144
Unrealized gain on available-for-sale securities	3	58	24	265
Foreign currency translation adjustment	28	46	33	(30)
Comprehensive (loss) income	(5,296)	6,008	(14,481)	2,379
Comprehensive loss attributable to noncontrolling interests	(688)	(145)	(893)	(264)
Comprehensive (loss) income attributable to Rafael Holdings, Inc.	$(4,608)	$6,153	$(13,588)	$2,643

(Loss) income per share attributable to common stockholders
Basic	$(0.19)	$0.26	$(0.57)	$0.10
Diluted	$(0.19)	$0.25	$(0.57)	$0.10

Weighted average number of shares used in calculation of loss (income) per share
Basic	24,150,218	23,642,421	24,121,186	23,643,660
Diluted	24,150,218	24,402,069	24,121,186	24,403,308

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended January 31, 2025
							Accumulated
	Common Stock,		Common Stock,		Additional		other		Treasury Stock
	Series A		Series B		paid-in	Accumulated	comprehensive	Noncontrolling	Class B		Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Shares	Amount	Equity
Balance at October 31, 2024	787,163	$8	23,785,043	$238	$280,359	$(210,749)	$3,828	$3,868	101,487	$(168)	$77,384
Net loss	—	—	—	—	—	(4,641)	—	(686)	—	—	(5,327)
Stock-based compensation	—	—	354,918	3	499	—	—	—	—	—	502
Shares withheld for payroll taxes	—	—	(14,809)	—	(27)	—	—	—	—	—	(27)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	3	—	—	—	3
Foreign currency translation adjustment	—	—	—	—	—	—	28	—	—	—	28
Balance at January 31, 2025	787,163	$8	24,125,152	$241	$280,831	$(215,390)	$3,859	$3,182	101,487	$(168)	$72,563

	Six Months Ended January 31, 2025
							Accumulated
	Common Stock,		Common Stock,		Additional		other		Treasury Stock
	Series A		Series B		paid-in	Accumulated	comprehensive	Noncontrolling	Class B		Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Shares	Amount	Equity
Balance at July 31, 2024	787,163	$8	23,819,948	$238	$280,048	$(201,743)	$3,802	$4,073	101,487	$(168)	$86,258
Net loss	—	—	—	—	—	(13,647)	—	(891)	—	—	(14,538)
Stock-based compensation	—	—	354,918	3	858	—	—	—	—	—	861
Forfeiture of restricted stock	—	—	(7,500)	—	—	—	—	—		—	—
Shares withheld for payroll taxes	—	—	(42,214)	—	(75)	—	—	—	—	—	(75)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	24	—	—	—	24
Foreign currency translation adjustment	—	—	—	—	—	—	33	—	—	—	33
Balance at January 31, 2025	787,163	$8	24,125,152	$241	$280,831	$(215,390)	$3,859	$3,182	101,487	$(168)	$72,563

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended January 31, 2024
							Accumulated
	Common Stock,		Common Stock,		Additional		other		Treasury Stock
	Series A		Series B		paid-in	Accumulated	comprehensive	Noncontrolling	Class B		Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Shares	Amount	Equity
Balance at October 31, 2023	787,163	$8	23,668,315	$238	$265,487	$(170,971)	$3,522	$(3,693)	50,700	$(79)	$94,512
Net income	—	—	—	—	—	6,047	—	(143)	—	—	5,904
Stock-based compensation	—	—	101,402	—	715	—	—	—	—	—	715
Shares withheld for payroll taxes	—	—	(23,598)	—	(43)	—	—	—	—	—	(43)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	58	—	—	—	58
Noncontrolling interest in Day Three acquisition	—	—	—	—	—	—	—	1,151	—	—	1,151
Purchases of treasury stock	—	—	(50,787)	—	—	—	—	—	50,787	(89)	(89)
Foreign currency translation adjustment	—	—	—	—	—	—	46	—	—	—	46
Balance at January 31, 2024	787,163	$8	23,695,332	$238	$266,159	$(164,924)	$3,626	$(2,685)	101,487	$(168)	$102,254

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Six Months Ended January 31, 2024
							Accumulated
	Common Stock,		Common Stock,		Additional		other		Treasury Stock
	Series A		Series B		paid-in	Accumulated	comprehensive	Noncontrolling	Class B		Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Shares	Amount	Equity
Balance at July 31, 2023	787,163	$8	23,490,527	$236	$264,010	$(167,333)	$3,372	$(3,664)	—	$—	$96,629
Net income	—	—	—	—	—	2,409	—	(265)	—	—	2,144
Stock-based compensation	—	—	347,810	2	1,362	—	—	—	—	—	1,364
Shares withheld for payroll taxes	—	—	(41,518)	—	(82)	—	—	—	—	—	(82)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	265	—	—	—	265
Sale of Rafael Medical Devices membership units	—	—	—	—	869	—	—	56	—	—	925
Noncontrolling interest in Day Three acquisition	—	—	—	—	—	—	—	1,151	—	—	1,151
Purchases of treasury stock	—	—	(101,487)	—	—	—	—	—	101,487	(168)	(168)
Dissolution of Levco	—	—	—	—	—	—	19	37	—	—	56
Foreign currency translation adjustment	—	—	—	—	—	—	(30)	—	—	—	(30)
Balance at January 31, 2024	787,163	$8	23,695,332	$238	$266,159	$(164,924)	$3,626	$(2,685)	101,487	$(168)	$102,254

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended January 31,
	2025	2024
Operating activities
Consolidated net (loss) income	$(14,538)	$2,144
Adjustments to reconcile consolidated net (loss) income to net cash used in operating activities
Depreciation and amortization	176	55
Loss (gain) on sale of property and equipment	81	(27)
Net unrealized loss on investments - Hedge Funds	—	115
Realized loss on investment in equity securities	—	46
Realized gain on available-for-sale securities	(178)	(576)
Amortization of discount on available-for-sale securities	(285)	(1,052)
Loss on initial investment in Day Three upon acquisition	—	1,633
Loss on impairment of goodwill	3,050	—
Realized gain on equity investments - Cyclo	—	(424)
Unrealized loss (gain) on equity investments - Cyclo	3,751	(7,594)
Unrealized loss on convertible notes receivable, due from Cyclo	1,102	—
Gain on dissolution of a business	—	18
Equity in loss of Day Three	—	422
Credit loss expense	—	2
Stock-based compensation	861	1,364

Change in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	226	(103)
Interest receivable	515	(184)
Prepaid expenses and other current assets	(38)	712
Other assets	15	(33)
Accounts payable and accrued expenses	(396)	(372)
Other current liabilities	(6)	(883)
Due to related parties	(2)	43
Accrued expenses, noncurrent	312	—
Convertible notes payable	2	—
Other liabilities	(5)	32
Net cash used in operating activities	(5,357)	(4,662)

Investing activities
Purchase of property and equipment	(6)	(11)
Proceeds from sale of property and equipment	13	—
Purchases of available-for-sale securities	(16,898)	(105,063)
Proceeds from the sale and maturities of available-for-sale securities	80,694	100,090
Proceeds from Day Three patent sale	—	70
Purchase of intangible assets	(17)	—
Proceeds from sales of equity securities	—	271
Payments for convertible notes, due from Cyclo	(15,000)	—
Purchase of investments in Cyclo	—	(6,786)
Issuance of Day Three Promissory Notes	—	(1,989)
Proceeds from investments - Other Pharmaceuticals	—	42
Cash acquired in acquisition of Day Three, net of cash payments	—	1,299
Proceeds from hedge funds	2,290	2,500
Net cash provided by (used in) investing activities	51,076	(9,577)

Financing activities
Principal payments on installment note payable	—	(800)
Payments for taxes related to shares withheld for employee taxes	(75)	(82)
Purchases of treasury stock	—	(168)
Proceeds from sale of Rafael Medical Devices membership units	—	925
Net cash used in provided by financing activities	(75)	(125)

Effect of exchange rate changes on cash and cash equivalents	—	2
Net increase (decrease) in cash and cash equivalents	45,644	(14,362)
Cash and cash equivalents, beginning of period	2,675	21,498
Cash and cash equivalents, end of period	$48,319	$7,136

Non-cash supplemental disclosure
Non-cash consideration received in exchange for equipment	$—	$34
Conversion of convertible note receivables, due from Cyclo into common stock	$2,500	$—
Other receivable recognized related to sale of patent	$—	$210
Consideration from acquisition of Day Three included in accrued expenses	$—	$200
Elimination of principal and accrued interest on the Day Three Promissory Notes included in consideration for acquisition of Day Three	$—	$2,000
Withdrawal receivable from Hedge Funds included in other current assets	$257	$—

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Description of Business

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a holding company with interests in clinical and early-stage pharmaceutical companies, including an investment in (and planned merger with) Cyclo Therapeutics Inc. (Nasdaq: CYTH), (“Cyclo Therapeutics” or “Cyclo”), a clinical stage biotechnology company dedicated to developing Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder, a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company. We also hold a majority interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries, and a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s technology and innovation like Unlokt™. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focused on exploring strategic opportunities. Since then, the Company has sought partners for programs at Farber (as defined below) and has entered into a license agreement for one of its technologies that is in pre-clinical research stage. The Company’s primary focus, to date, has been to expand our investment portfolio through opportunistic and strategic investments including therapeutics, which address high unmet medical needs. Upon closing of the planned Merger (as defined below) with Cyclo, the Company intends to focus its efforts on making Trappsol® Cyclo™ its lead clinical program. In anticipation of that change in strategic focus, the Company is currently evaluating its operating entities (or portfolio of assets) to ensure the future focus of its resources on core assets and specifically the Trappsol® Cyclo™ clinical and development efforts.

Historically, the Company owned real estate assets. As of January 31, 2025, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining revenue generating real estate asset.

In May 2023, the Company first invested in Cyclo Therapeutics. Cyclo is a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for NPC1. NPC1 is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017, the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC1. Initial patient enrollment in the U.S. Phase I study commenced in September 2017 and in May 2020, Cyclo announced Top Line data showing Trappsol® Cyclo™ was well tolerated in this study. Cyclo is currently conducting a Phase 3 Clinical Trial evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C1. See Notes 11 and 12 for more information on the Company’s investments in Cyclo.

As discussed in more detail below, on August 21, 2024, the Company entered into a Merger Agreement with Cyclo. In the event the Merger is consummated, the Company intends to fund the TransportNPC Phase 3 clinical trial, evaluating Trappsol® Cyclo™ in Niemann Pick C, to its interim analysis in the middle of 2025 and focus its efforts on Trappsol® Cyclo™ as its lead clinical program. At that point, the Company will make a determination as to whether or not to file an NDA for Trappsol® Cyclo™.

LipoMedix is a clinical stage Israeli company focused on the development of a product candidate that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of January 31, 2025, the Company’s ownership interest in LipoMedix was approximately 95%. LipoMedix has completed various clinical stages of Promitil® including Phase 1A (solid tumors) and 1B (as single agent and in combination with capecitabine and/or bevacizumab in colorectal cancer). Another phase 1B testing Promitil® as radiosensitizer is ongoing and near completion. A total of 149 patients have been treated with Promitil® as a single agent, or in combination with other anticancer drugs or radiotherapy, under the framework of a phase 1A and two 1B clinical studies and under named patient approval for compassionate use.

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

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests (the “Cornerstone Restructuring”). As a result of the Cornerstone Restructuring, Rafael became a 67% owner of the issued and outstanding common stock of Cornerstone (the “Cornerstone Acquisition”), and Cornerstone became a consolidated subsidiary of Rafael. The Cornerstone Acquisition is accounted for as an acquisition of a variable interest entity that is not a business in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company was determined to be the accounting acquirer for financial reporting purposes. See Note 3 to the Consolidated Financial Statements for additional information regarding the transaction. In conjunction with the Cornerstone Restructuring and Cornerstone Acquisition, the Company reassessed its relationship with RP Finance, and as a result determined that RP Finance is still a variable interest entity and that the Company became the primary beneficiary of RP Finance as the Company now holds the ability to control repayment of the RP Finance Line of Credit which directly impacts RP Finance’s economic performance. Therefore, following the Cornerstone Restructuring and Cornerstone Acquisition, the Company consolidated RP Finance (the “RP Finance Consolidation”). See Note 3 for additional information on the Cornerstone Restructuring, Cornerstone Acquisition, and RP Finance Consolidation. The Company is currently reviewing Cornerstone’s current efforts, prospects and available resources to determine the optimal operational direction.

In May 2021, the Company formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, the Company raised $925,000 from third parties in exchange for 31.6% ownership of Rafael Medical Devices. On December 11, 2024, Rafael Medical Devices received the Food and Drug Administration’s (“FDA”) substantial equivalence determination for the VECTR System in response to Rafael Medical Devices’ 510(k) premarket notification. The FDA’s clearance of the VECTR System is for use in minimally invasive ligament or fascia release surgeries, such as carpal tunnel release in the wrist and cubital tunnel release in the elbow. The VECTR System has been classified into Class II and is subject to special controls (performance standards) in addition to the general controls provisions of the Federal Food, Drug and Cosmetic Act and the Quality System regulation codified in 21 CFR

Part 820 which requires that each manufacturer establish a quality system by which the manufacturer monitors the manufacturing process and maintains records that show compliance with the FDA regulations and the manufacturer’s written specifications and procedures relating to each device, as well as other requirements and applicable laws and regulations. The Company’s development of future products will depend upon the success of the VECTR System and the Company’s ability to identify attractive opportunities in the marketplace.

In April 2023, the Company first invested in Day Three, a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s technology and innovation like Unlokt™. In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders, acquiring a controlling interest of Day Three and subsequently consolidating Day Three’s results (the “Day Three Acquisition”). The Company is evaluating the prospects for Day Three’s technology and offerings in light of current regulatory and commercial conditions. During the three months ended January 31, 2025, Day Three has reduced certain operations.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All majority-owned subsidiaries and RP Finance, LLC are consolidated with all intercompany transactions and balances eliminated in consolidation. In addition to Rafael Holdings, Inc., the entities included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100	%*
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, LLC	United States – Delaware	68%
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90	%***
LipoMedix Pharmaceuticals Ltd. (Note 9)	Israel	95%
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC (Note 4)	United States – Delaware	45	%***
Day Three Labs, Inc. (Note 10)	United States – Delaware	84%
Cornerstone Pharmaceuticals, Inc. (Note 3)	United States – Delaware	67%
RP Finance, LLC (Note 5)	United States – Delaware	38%

*	In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities.

**	During Fiscal 2022, the Company discontinued further material investment in Levco. In August 2023, Levco was dissolved.

***	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership interest in Pharma Holdings, LLC and, therefore, an effective 45% economic interest in CS Pharma Holdings, LLC. The Company, along with CS Pharma Holdings, LLC and Pharma Holdings LLC, collectively own securities representing 67% of the outstanding capital stock of Cornerstone.

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

Operating results for the three and six months ended January 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2025. The balance sheet at July 31, 2024 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2024 (the “2024 Form 10-K/A”) as filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2024, and as amended by the Company’s Form 10-K/As filed with the SEC on December 20, 2024 and January 8, 2025.

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

Liquidity

As of January 31, 2025, the Company had cash and cash equivalents of approximately $48.3 million. The Company expects the balance of cash and cash equivalents, to be sufficient to meet its obligations for at least the next 12 months from the issuance of these consolidated financial statements.

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited.

As of January 31, 2025 and July 31, 2024, there was one related party tenant which represented 33% and 50%, respectively, of the Company’s accounts receivable balance.

For the three months ended January 31, 2025, one third-party tenant represented 62% and one related party tenant represented 38% of the Company’s revenue. For the six months ended January 31, 2025, one third-party represented 18%, one third-party tenant represented 48%, and one related party tenant represented 27% of the Company’s total revenue.

For the three and six months ended January 31, 2024, one related party tenant represented 40% of the Company’s revenue.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Reserve for Receivables

The allowance for credit losses reflects the Company’s best estimate of lifetime credit losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written off upon final determination that the trade accounts will not be collected. The computation of this allowance is based on the tenants’ or customers’ payment histories, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The Company recognized $0 of credit loss expense during the three and six months ended January 31, 2025 and $2 thousand of credit loss expense during the three and six months ended January 31, 2024.

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

Investments in equity securities may be accounted for using (i) the fair value option, if elected, (ii) fair value through earnings if fair value is readily determinable, or (iii) for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes, as applicable. The election to use the measurement alternative is made for each eligible investment.

The Company has elected the fair value option to account for its investment in Cyclo, as the Company has significant influence over Cyclo’s management. The fair value option is irrevocable once elected. The Company measured its initial investment in Cyclo at fair value and records all subsequent changes in fair value in earnings in the consolidated statements of operations and comprehensive (loss) income. The Company believes the fair value option best reflects the underlying economics of the investment. The Company has determined that Cyclo is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cyclo that most significantly impact Cyclo’s economic performance. See Note 11, “Investment in Cyclo Therapeutics, Inc.”

Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for in accordance with ASC 321, Investments – Equity Securities. Investments without readily determinable fair values are accounted for using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company periodically evaluates its investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in the accompanying consolidated statements of operations and comprehensive (loss) income, and a new basis in the investment is established.

Investments - Hedge Funds

The Company accounted for its previously held investments in hedge funds in accordance with ASC 321, Investments – Equity Securities. Unrealized gains and losses resulting from the change in fair value of these securities are included in unrealized loss on investments - Hedge Funds in the consolidated statements of operations and comprehensive (loss) income. During the six months ended January 31, 2025, the Company requested a withdrawal of its remaining balance in Hedge Fund Investments. The Company recognized a realized loss of $2 thousand upon the approval of the withdrawal, which is included in interest income.

Corporate Bonds and US Treasury Bills

The Company’s marketable securities are considered to be available-for-sale as defined under ASC 320, Investments - Debt and Equity Securities, and are recorded at fair value. Unrealized gains or losses are included in accumulated other comprehensive loss. Realized gains or losses are determined using the specific identification method and are released from accumulated other comprehensive loss and into earnings on the consolidated statements of operations and comprehensive (loss) income.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. No allowance for credit losses on available-for-sale securities was recognized by the Company at January 31, 2025.

Cost Method Investment

Prior to the Cornerstone Acquisition, the Company had determined that Cornerstone was a VIE; however, the Company determined that it was not the primary beneficiary as the Company did not have the power to direct the activities of Cornerstone that most significantly impact Cornerstone’s economic performance. See Note 3 for additional information.

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

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”), which issued Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment, the Company assesses the recoverability of long-lived assets, which include property and equipment, intangible assets, in-process research and development and patents, whenever significant events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset group are compared to its carrying amount to determine whether the asset group’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results.

Due to reductions in certain operations including a layoff within the Company’s Infusion Technology segment, the Company concluded that a triggering event occurred during the three months ended January 31, 2025 under ASC 360 that required the Company to evaluate long-lived assets within the Infusion Technology segment for potential impairment. Accordingly, the Company completed an analysis pursuant to ASC 360 and determined that the expected undiscounted cash flows of the asset group exceeded its carrying amount, indicating that the long-lived assets were not impaired.

For the three and six months ended January 31, 2025 and 2024, the Company determined there was no impairment of its long-lived assets.

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

The Company assesses goodwill for impairment on an annual basis as of May 31, or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired.

Due to reductions in certain operations including a layoff within the Company’s Infusion Technology segment, the Company concluded that a triggering event occurred during the three months ended January 31, 2025 under ASC 350. Intangibles - Goodwill and Other, (“ASC 350”), that required the Company to assess if there was an impairment. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test, which indicated that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company recorded an impairment charge of $3.1 million related to the Infusion Technology segment’s goodwill during the three months ended January 31, 2025. See Note 17 for further information.

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

Acquired IPR&D pursuant to an asset acquisition that has no alternative future use is expensed immediately as a component of in-process research and development expense in the consolidated statements of operations and comprehensive (loss) income.

Revenue Recognition

The Company applies the five-step approach as described in ASC 606, Revenue from Contracts with Customers, which consists of the following: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract, and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The Company disaggregates its revenue by source within its consolidated statements of operations and comprehensive (loss) income.

The Company’s infusion technology revenue is derived from Day Three’s Unlokt technology which is recognized in accordance with ASC 606. Day Three provides manufacturing services where they use proprietary technology, equipment, and processes to manufacture water-soluble product for their customers at their customer facilities. Day Three is acting as a principal in the transaction, as it is primarily responsible for fulfillment and acceptability of the services. Infusion technology revenue is recognized over time as the Company’s performance obligation is satisfied, which is generally within a 30-day period. The criterion in ASC 606-10-25-27, that the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, is met given that the customer is controlling the product as Day Three is performing the service on the customer’s premises. Revenue is recognized over the period of performance using an output method where the number of grams produced is the output, as such method best depicts the Company’s efforts to satisfy the performance obligation. Customer billings in advance of revenue recognition result in contract liabilities. As of January 31, 2025, there were no contract liabilities recognized on the consolidated balance sheets related to infusion technology revenue.

As an owner and operator of real estate, the Company derives rental revenue from leasing office and parking space to tenants at its property. In addition, the Company earns revenue from recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs. Revenue from recoveries from tenants is recorded together with rental income on the consolidated statements of operations and comprehensive (loss) income which is also consistent with the guidance under ASC 842, Leases.

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

Contingent milestone payments associated with acquiring rights to intellectual property are recognized when probable and estimable. These amounts are expensed to research and development when there is no alternative future use associated with the intellectual property. There were no such payment expenses during the three and six months ended January 31, 2025 and 2024.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

The Company accounts for stock-based compensation using the provisions of ASC 718, Stock-Based Compensation, which requires the recognition of the fair value of stock-based compensation. Stock-based compensation is estimated at the grant date based on the fair value of the awards. The Company accounts for forfeitures of grants as they occur. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in general and administrative expense and research and development expense in the consolidated statements of operations and comprehensive (loss) income.

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

Functional Currency

The U.S. Dollar is the functional currency of our entities operating in the United States. The functional currency for our subsidiaries operating outside of the United States is the New Israeli Shekel, or NIS, the currency of the primary economic environment in which such subsidiaries primarily expend cash. The Company translates those subsidiaries’ financial statements into U.S. Dollars. The Company translates assets and liabilities at the exchange rate in effect as of the consolidated financial statement date, and translates accounts from the consolidated statements of operations and comprehensive (loss) income using the weighted average exchange rate for the period. The Company reports gains and losses from currency exchange rate changes related to intercompany receivables and payables, which are not of a long-term investment nature, as part of other comprehensive (loss) income.

(Loss) Income Per Share

Basic (loss) income per share is computed by dividing net (loss) income attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted loss per share is determined in the same manner as basic (loss) income per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase would be anti-dilutive.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance. This update is effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted the standard effective August 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The new guidance is effective for the Company in the annual period beginning August 1, 2024 and interim periods beginning February 1, 2025. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s fiscal years beginning after February 1, 2025, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

On November 4, 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“DISE”), which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

NOTE 3 - CORNERSTONE RESTRUCTURING, CORNERSTONE ACQUISITION, AND RP FINANCE CONSOLIDATION

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

(iv) Rafael converted the approximately $2.1 million of the outstanding principal and accrued interest pursuant to the 2023 Promissory Note (as defined in Note 4) into 2,116,932 shares of post-Reverse Stock Split Cornerstone Common Stock. Prior to the Cornerstone Restructuring, the Company recorded the 2023 Promissory Note at its fair value as the security was classified as available-for-sale. The 2023 Promissory Note is included in the consideration paid at its fair value (which was deemed to be the fair value of the Cornerstone Common Stock received) in the Cornerstone Acquisition in accordance with ASC 810-10-30-4. The Company recognized a gain of $0.6 million for the realization of previously unrealized gains on the fair value of the 2023 Promissory Note in other comprehensive (loss) income;

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company assumed Cornerstone’s liability to RP Finance under the Amended RPF Line of Credit at its fair value in the Cornerstone Acquisition and acquired RP Finance’s receivable from Cornerstone under the Amended RPF Line of Credit at its fair value in the RP Finance Consolidation. These intercompany amounts are eliminated in consolidation. The Company will accrete the fair value of Cornerstone’s liability and RP Finance’s receivable under the Amended RPF Line of Credit to the amount due on May 31, 2028 as interest expense and interest income, respectively, in the consolidated statements of operations and comprehensive (loss) income over the estimated term of the Amended RPF Line of Credit.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company assumed Cornerstone’s liability to RP Finance under the Amended RPF Line of Credit at its fair value in the Cornerstone Acquisition and acquired RP Finance’s receivable from Cornerstone under the Amended RPF Line of Credit at its fair value in the RP Finance Consolidation. These intercompany amounts are eliminated in consolidation.

Pro Forma Financial Information

The following table sets forth the pro forma consolidated results of operations of Rafael, Cornerstone, and RP Finance after giving effect to the Cornerstone Restructuring, the Cornerstone Acquisition, and the RP Finance Consolidation for the three and six months ended January 31, 2024, as if the Cornerstone Restructuring, the Cornerstone Acquisition, and the RP Finance Consolidation had collectively occurred on August 1, 2023. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the Cornerstone Restructuring, the Cornerstone Acquisition, and RP Finance Consolidation had taken place on the date noted above, or of results that may occur in the future.

	Three months ended	Six months ended
(unaudited, in thousands, except for share and per share amounts)	January 31, 2024	January 31, 2024
Revenue	$68	$136
Loss from operations	(4,655)	(99,899)
Net income (loss) from continuing operations attributable to common stockholders	5,100	(28,499)
Net income (loss) from continuing operations attributable to common stockholders per share
Basic	$0.22	$(1.21)
Diluted	$0.21	$(1.17)
Weighted Average common shares outstanding
Basic	23,642,421	23,643,660
Diluted	24,402,069	24,403,308

The pro forma loss from operations for the six months ended January 31, 2024 includes the IPR&D expense of $89.9 million, related to the IPR&D asset acquired in the Cornerstone Acquisition with no alternative future use, which is reported in Rafael’s historical financial statements for the quarter ended April 30, 2024 and the year ended July 31, 2024.

The pro forma net loss from operations attributable to common stockholders for the six months ended January 31, 2024 includes a gain of $31.3 million on the recovery of receivables from Cornerstone and the recognition of a net loss attributable to noncontrolling interests of Cornerstone of $30.4 million, which are reported in Rafael’s historical financial statements for the quarter ended April 30, 2024 and the year ended July 31, 2024.

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

NOTE 6 - CONVERTIBLE NOTES PAYABLE

As of January 31, 2025, Cornerstone has $686 thousand in principal, and $248 thousand of accrued interest thereon, of Series C Convertible Notes outstanding (the “Series C Convertible Notes”). The Series C Convertible Notes accrue interest at a rate of 3.5% per annum and are due, together with accrued interest, one year (unless amended) from date of issuance and automatically accelerate upon the sale of Cornerstone in its entirety or the sale or license of substantially all of Cornerstone’s assets or intellectual property. The Series C Convertible Notes (including all accrued and unpaid interest thereon) automatically convert into the same class of securities (including stock warrants) sold in Cornerstone’s next equity financing (i) where Cornerstone receives gross proceeds of at least $10,000,000 from Institutional Investors (a “Qualified Financing”), or (ii) from an underwritten initial public offering (“IPO”). The conversion price of the Series C Convertible Notes upon a Qualified Financing shall be the lesser of (i) 90% of the price per share (or unit) at which the securities in the Qualified Financing are sold, or (ii) $1.25 price per share (or unit) (whichever is less) at the holder’s selection of (i) or (ii), and 90% of the share price per share (or unit) at which securities in an IPO are first sold.

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

Of the Series C Convertible Notes outstanding as of January 31, 2025:

(a) Series C Convertible Notes with an aggregate principal amount of $614 thousand remain outstanding and were not amended in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes as of January 31, 2025 is $224 thousand and is recorded in accrued expenses on the consolidated balance sheet. In the Cornerstone Acquisition, Rafael recorded these Series C Convertible Notes as current liabilities at the value of their aggregate principal amount of $614 thousand, and $205 thousand of accrued interest thereon recorded in accrued expenses on the consolidated balance sheet as of the date of the Cornerstone Acquisition, as these values approximate their fair values. As of January 31, 2025, these Series C Convertible Notes are currently in default as they are beyond the maturity date; and

(b) Series C Convertible Notes with an aggregate principal amount of $72 thousand were amended in the Cornerstone Restructuring to (i) extend the maturity date thereof to May 31, 2028 and (ii) provide that, on conversion thereof, the converting holder will receive shares of Cornerstone Common Stock. The holders of these amended Series C Convertible Notes that remain outstanding waived such holders’ rights in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes as of January 31, 2025 is $24 thousand. In the Cornerstone Acquisition, Rafael recorded these Series C Convertible Notes as noncurrent liabilities at their fair value of $70 thousand, which considers the aggregate principal plus accrued interest. The Company will accrete the fair value of these Series C Convertible Notes to the value of the principal plus accrued interest thereon as of the date of the Cornerstone Acquisition as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of these amended Series C Convertible Notes.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and six months ended January 31, 2025, the Company recorded $6 thousand and $12 thousand, respectively, of interest expense in relation to the Cornerstone Series C Convertible Notes to interest expense on the consolidated statements of operations and comprehensive loss.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	January 31, 2025	July 31, 2024
	(in thousands)
Accrued expenses, current
Accrued bonuses	$342	$654
Accrued professional fees	180	437
Accrued payroll expenses	339	441
Accrued interest	231	213
Other accrued expenses	320	53
Total accrued expenses, current	1,412	1,798

Creditor payable, noncurrent	3,294	2,982
Total accrued expenses	$4,706	$4,780

In the Cornerstone Acquisition, Rafael assumed a forbearance agreement, signed by Cornerstone on June 2, 2023, with a major creditor (the “Creditor”) of Cornerstone to which Cornerstone owed approximately $10.5 million arising from unpaid amounts in connection with work performed and costs incurred by the Creditor under previous work orders. The outstanding balance does not bear interest. As part of Cornerstone’s plan to seek new capitalization, it paid $2.0 million following the execution of a change order on July 21, 2023. Cornerstone also agreed to an additional payment of $2.0 million upon the issuance of a FDA authorization to market any product of Cornerstone (the “FDA Approval Payment”). In the event Cornerstone completes a capital transaction which results in an aggregate of $100 million in additional capital received after January 1, 2023, Cornerstone agrees to pay an additional $4.0 million to the Creditor within 15 days of such capital transaction (the “Capital Raise Payment”). In exchange for Cornerstone’s agreement to make timely payments of the above-mentioned sums due in the Agreement, and after the payment of the FDA Approval Payment and the Capital Raise Payment, the Creditor will waive approximately $2.5 million of outstanding debt representing all remaining amounts due to the Creditor.

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

As part of the Cornerstone Acquisition, the creditor payable was recognized by the Company as an assumed liability and measured at its fair value of $2.7 million as of the date of the Cornerstone Acquisition. The Company will accrete the fair value of the creditor payable to the amount payable of $8.5 million owed to the Creditor as interest expense in the consolidated statements of operations and comprehensive (loss) income over the estimated term of the forbearance agreement. The Company recorded $156 thousand and $311 thousand of accretion in relation to the creditor payable recorded to interest expense in the consolidated statements of operations and comprehensive (loss) income for the three and six months ended January 31, 2025.

The carrying value of the creditor payable was $3.3 million and $3.0 million as of January 31, 2025 and July 31, 2024, respectively, and is included in accrued expenses, noncurrent on the consolidated balance sheets.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – CONVERTIBLE NOTE RECEIVABLE

On March 8, 2024, Day Three entered into a convertible note subscription agreement with a third-party company, Steady State LLC. Steady State LLC promises to pay Day Three $1.0 million, together with interest, on October 16, 2026. The convertible note will accumulate simple interest at the annual rate being the lesser of: (i) the Bank of England base rate (updated on the first business day of each quarter) plus eight (8) percentage points, or (ii) 15% (computed on the basis of 365 days per year). Upon the closing and funding of a bona fide offering of equity securities by Steady State, LLC in an aggregate amount of at least $5.0 million, the convertible note will automatically convert into the number of membership interests equal to the outstanding principal plus accrued and unpaid interest divided by eighty percent (80%) of the price per membership unit in the offering. If a qualifying bona fide offering has not occurred on or before the maturity date, the principal and unpaid accrued interest of the convertible note may be converted, at the option of Day Three, into membership units. The convertible note receivable is classified as available-for-sale and recorded at fair value - see Note 15.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Day Three’s fiscal year ends on December 31 and, as a result, the Company recognized its share of Day Three’s earnings/loss on a one-month lag. For the three and six months ended January 31, 2024, the Company recognized approximately $206 and $422 thousand of equity in loss of Day Three, based on its proportionate share of Day Three’s results through January 2, 2024, the effective date of the Day Three Acquisition. The assets and operations of Day Three are not significant to the Company’s assets or operations.

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

During the period of October 2023 through January 2024, the Company advanced $250 thousand to Day Three pursuant to a promissory note (the “Day Three Note I”), $150 thousand to Day Three pursuant to a promissory note (the “Day Three Note II”), $1.0 million to Day Three pursuant to a third promissory note (the “Day Three Note III”), and approximately $589 thousand to Day Three pursuant to a fourth promissory note (the “Day Three Note IV”) (collectively, the “Day Three Promissory Notes”). The Day Three Promissory Notes accrue interest at rates of between 5.01% and 5.19% per annum.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Day Three Acquisition as of the acquisition date:

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

Included in the acquired liabilities assumed in the Day Three Acquisition is a non-interest bearing installment note payable of $2.5 million. The installment note was recognized by Day Three in relation to a 2021 asset purchase agreement for certain patents related to extraction technology which are used in Day Three’s manufacturing services . The assumed installment note payable had a balance of $800 thousand due January 2024 (which was paid in January 2024) and the remaining $1.7 million due in November 2024. At January 31, 2025, the remaining balance due of $1.7 million is currently in default as it is beyond the maturity date.

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

Due to reductions in certain operations including a layoff, the Company concluded that in accordance with ASC 350 and ASC 360, a triggering event occurred during the three months ended January 31, 2025, which required the Company to assess if goodwill or long-lived assets were impaired.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with ASC 360, the Company completed an analysis and determined that the expected undiscounted cash flows of the long-lived asset group exceeded its carrying amount, indicating that the long-lived assets were not impaired.

In accordance with ASC 350, the Company performed a quantitative goodwill impairment test, which indicated that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company recorded an impairment charge of $3.1 million related to goodwill during the three months ended January 31, 2025. See Note 17 for more information.

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

On December 23, 2024, Rafael exercised its discretionary conversion option under the Cyclo Convertible Notes (refer to Note 12) converting $2.5 million in outstanding principal amount of the Cyclo Convertible Note III, issued on August 21, 2024, into 3,968,254 shares of Cyclo common stock. Following the Conversion, Rafael’s ownership increased to 12,998,194 shares, representing 39.5% ownership, of outstanding Cyclo Common Stock.

William Conkling, Rafael’s CEO, serves on Cyclo’s Board of Directors.

The Company has determined that Cyclo is a VIE; however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cyclo that most significantly impact Cyclo’s economic performance and, therefore, is not required to consolidate Cyclo. The Company has elected to account for its investment in Cyclo under the fair value option, with subsequent changes in fair value recognized as unrealized (gain) loss on investment - Cyclo in the consolidated statements of operations and comprehensive (loss) income. During the three and six months ended January 31, 2025, the Company recognized an unrealized gain of $0.6 million and an unrealized loss of $3.8 million, respectively, related to its investment in Cyclo common stock and warrants attributed primarily to the decrease and subsequent increase in the market price of Cyclo’s common stock. During the three and six months ended January 31, 2024, the Company recognized unrealized gains of $9.7 and $7.6 million, respectively, related to its investment in Cyclo.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized Fair Value Method Investment Details

The 39.5% ownership percentage as of January 31, 2025 is comprised of the shares of common stock owned by the Company and does not include the Cyclo Warrants. The total aggregate fair value of the Cyclo investment of $10.8 million as of January 31, 2025 is comprised of common shares with an aggregate fair value of $10.0 million and Cyclo Warrants with an aggregate fair value of $0.8 million. The total aggregate fair value of the Cyclo investment of $12.0 million as of July 31, 2024 is comprised of common shares with an aggregate fair value of $10.7 million and the Cyclo Warrants with an aggregate fair value of $1.3 million, see Note 15.

Agreement and Plan of Merger with Cyclo

On August 21, 2024, the Company entered into an Agreement and Plan of Merger, as amended as of December 18, 2024 and February 4, 2025 (the “Merger Agreement”), by and among: the Company; Tandem Therapeutics, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“First Merger Sub”); Tandem Therapeutics, LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub” and together with First Merger Sub, the “Merger Subs”); and Cyclo. The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Company and Cyclo’s boards of directors (the “Boards”). The Merger Agreement also requires approval of Cyclo’s stockholders (the “Cyclo Shareholder Vote”) and the issuance of the Company’s Class B Common Stock, $0.01 par value per share (“Rafael Class B Common Stock”) in the Merger (as defined below) requires approval by the Company’s stockholders (the “Rafael Shareholder Vote”). Upon such approvals and satisfaction or waiver of all other conditions set forth in the Merger Agreement and the effectiveness of a registration statement on Form S-4 to register the shares of Class B Common Stock of Rafael to be issued in the Merger, as defined below, the Merger will be consummated (the date upon which is referred to as the “Closing Date”).

On December 18, 2024, Rafael entered into an Amendment to Agreement and Plan of Merger with Cyclo, pursuant to which the parties have agreed that the Merger is to be completed on or prior to February 15, 2025.

On February 4, 2025, Rafael entered into Amendment No. 2 to Agreement and Plan of Merger with Cyclo pursuant to which the parties have agreed that the Merger is to be completed on or prior to March 31, 2025.

The Merger

The Merger Agreement provides for, among other things, that at the First Effective Time (the “First Effective Time”), First Merger Sub will merge with and into Cyclo (the “First Merger”), First Merger Sub will cease to exist, and Cyclo will become a wholly-owned subsidiary of the Company. Immediately following the First Merger, Cyclo will merge with and into Second Merger Sub, with Second Merger Sub being the Surviving Entity of the subsequent Merger (the “Second Merger” and together with the First Merger, the “Merger”).

If the Merger is consummated, Rafael would become the primary beneficiary of Cyclo, a VIE that constitutes a business. In accordance with ASC 810, the initial consolidation of a VIE that is a business shall be accounted for as a business combination in accordance with the provisions in ASC 805.

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

For U.S. federal income tax purposes, the Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a)(1) of the Internal Revenue Code of 1986, as amended.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to closing of the business combination, including, but not limited to, (i) by the mutual written consent of the Company and Cyclo; (ii) by the Company, subject to certain exceptions, if any of the representations or warranties of Cyclo are not true and correct or if Cyclo fails to perform any of its covenants or agreements under the Merger Agreement; (iii) by Cyclo, subject to certain exceptions, if any of the representations or warranties made by the Company are not true and correct or if the Company fails to perform any of its covenants or agreements under the Merger Agreement; (iv) by either the Company or Cyclo, if the business combination has not been consummated on or prior to November 30, 2024; provided, however, that, in the event that the SEC has not declared effective under the Securities Act of 1933, as amended (the “Securities Act”) the Form S-4 by the date which is 45 calendar days prior to the End Date of November 30, 2024 pursuant to the Merger Agreement, then the End Date shall automatically be extended to March 31, 2025 (the “End Date”), unless the breach of any covenants or obligations under the Merger Agreement by the party seeking to terminate was the principal cause of the failure to consummate the transactions contemplated by the Merger Agreement; (v) by either the Company or Cyclo, if any governmental entity has issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement and such order or other action has become final and non-appealable; (vi) by either the Company or Cyclo, if the required approvals by the stockholders of the Company and Cyclo have not been obtained; and (vii) by the Company, if Cyclo’s Board (or a committee thereof) makes a Cyclo Adverse Change Recommendation, as defined in the Merger Agreement. A “Cyclo Adverse Change Recommendation” means during the pre-closing Period, neither Cyclo’s board nor any committee thereof shall (1)(A) withdraw, withhold, amend or qualify or modify, in each case, in a manner adverse to Rafael, or publicly propose to withdraw, withhold, amend or qualify or modify, in each case, in a manner adverse to Rafael, Cyclo’s board recommendation, (B) fail to include Cyclo’s board recommendation in the joint proxy statement/prospectus, (C) fail to publicly reaffirm Cyclo’s board recommendation within ten (10) business days after Rafael so requests in writing (it being understood that Rafael shall only be entitled to make up to two (2) such reaffirmation requests), (D) approve, recommend or declare advisable, or publicly propose to approve, recommend or declare advisable, any acquisition proposal other than from Rafael and Rafael’s affiliates, or (E) if any tender offer or exchange offer is commenced for equity securities of Cyclo, fail to recommend against such tender offer or exchange offer by the earlier of (1) the tenth (10th) business day after the commencement of such tender offer or exchange offer and (2) the third (3rd) business day prior to Cyclo’s stockholders meeting other than a “stop, look and listen” communication pursuant to Rule 14d-9(f) under the Exchange Act.

If the business combination is validly terminated in accordance with the Merger Agreement, then either of Rafael or Cyclo shall reimburse the terminating party for their reasonable documented out-of-pocket expenses, including all fees and expenses of counsel, financial advisors and accountants, actually incurred in connection with the Merger Agreement, in an amount not to exceed $250 thousand in cash, or if Rafael terminates the business combination in the event of a Cyclo Adverse Change Recommendation, Cyclo will promptly pay to Rafael an amount equal to $400 thousand in cash (the “Company Termination Fee”).

Funding Commitment

Rafael has agreed, so long as Cyclo is not in active discussions regarding an acquisition proposal, to fund Cyclo through the earlier of the consummation of the Merger or termination of the Merger Agreement in such amounts as may be necessary for Cyclo to operate its business and pay its debts and obligations as they become due, provided that Cyclo is being operated in a manner consistent with the terms of the Merger Agreement and the financial forecast previously shared with Rafael (the “Pre-Closing Funding”). Following the closing, Rafael will fund Cyclo’s TransportNPC™ clinical trial to its 48-week interim analysis up to a maximum amount, when added to the Pre-Closing Funding, of $25 million. The aggregate Pre-Closing Funding that has taken place through the date of this filing is referred to herein as the “Cyclo Convertible Notes”, see Note 12.

The Merger is expected to close in the first calendar quarter of 2025, following the receipt of the required approvals by Rafael and Cyclo stockholders and the fulfillment of other customary closing conditions.

NOTE 12 – CONVERTIBLE NOTE RECEIVABLES, DUE FROM CYCLO THERAPEUTICS, INC.

On June 11, 2024, the Company entered into a Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $2 million (the “Cyclo Convertible Note I”) to the Company for $2 million in cash. The Cyclo Convertible Note I was issued with a maturity date of November 11, 2024 and was amended to a maturity date of March 31, 2025 as described below, and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note I is convertible into shares of Cyclo common stock at the option of the Company unless converted automatically upon certain events, as defined in the Cyclo Convertible Note I Note Purchase Agreement.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 16, 2024, the Company entered into a First Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $2 million (the “Cyclo Convertible Note II”) to the Company for $2 million in cash. The Cyclo Convertible Note II was issued with a maturity date of November 11, 2024 and was amended to a maturity date of March 31, 2025 as described below, and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note II is convertible into shares of Cyclo common stock at the option of the Company unless converted automatically upon certain events, as defined in the Cyclo Convertible Note II Note Purchase Agreement.

On August 21, 2024, Rafael entered into a Second Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $3 million to Rafael for $3 million (the “Cyclo Convertible Note III”) in cash. The Cyclo Convertible Note III was issued with a maturity date of December 21, 2024 and was amended to a maturity date of March 31, 2025 as described below, and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note III is convertible into shares of Cyclo common stock at the option of Rafael (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes) issued by Cyclo to Rafael in connection with previous loans if, following such conversion, Rafael will beneficially own more than 49.9% of Cyclo common stock); and automatically on certain other events.

On September 9, 2024, Rafael entered into a Third Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $3 million (the “Cyclo Convertible Note IV”) to Rafael for $3 million in cash. The Cyclo Convertible Note IV was issued with a maturity date of December 21, 2024 and was amended to a maturity date of March 31, 2025 as described below, and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note IV is convertible into shares of Cyclo common stock at the option of Rafael (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes) issued by Cyclo to Rafael in connection with previous loans if, following such conversion, Rafael will beneficially own more than 49.9% of Cyclo common stock); and automatically on certain other events.

On October 8, 2024, Rafael entered into a Fourth Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $3 million (the “Cyclo Convertible Note V”) to Rafael for $3 million in cash. The Cyclo Convertible Note V was issued with a maturity date of December 21, 2024 and was amended to a maturity date of March 31, 2025 as described below, and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note V is convertible into shares of Cyclo common stock at the option of Rafael (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes) issued by Cyclo to Rafael in connection with previous loans if, following such conversion, Rafael will beneficially own more than 49.9% of Cyclo common stock); and automatically on certain other events.

On October 8, 2024, Rafael entered into an Amendment to Convertible Promissory Notes whereby each Cyclo Convertible Note was amended to replace conversion terms related to a Sale Transaction (“Sale Transaction” as defined in the Cyclo Convertible Notes’ Agreements as a) the sale of all or substantially all of Cyclo’s assets, b) the consolidation or Merger of Cyclo or any of its subsidiaries with or into any other corporation or other entity or person or other similar transaction, or c) any other transaction or series of related transactions to which Cyclo is a party in which in excess of fifty percent (50%) of Cyclo’s voting securities are transferred), and include terms so that pursuant to the Agreement and Plan of Merger, dated as of August 21, 2024, the outstanding principal balance of the Cyclo Convertible Notes, together with any accrued and unpaid interest thereon, shall be discharged in full and Cyclo will not be required to make any further payments to Rafael. The Amendment to Convertible Promissory Notes also amended the maturity date of the Cyclo Convertible Note I and the Cyclo Convertible Note II to be December 21, 2024, such that all of the Cyclo Convertible Notes had a maturity date of December 21, 2024. The maturity date of the Cyclo Convertible Notes was subsequently amended, as discussed below.

On November 7, 2024, the Company entered into a Fifth Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $2 million (the “Cyclo Convertible Note VI”) for $2 million in cash. The Cyclo Convertible Note VI was issued with a maturity date of December 21, 2024 and was amended to a maturity date of March 31, 2025 as described below, and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note VI is convertible into shares of Cyclo common stock at the option of the Company (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes) issued by Cyclo in connection with previous loans if, following such conversion, the Company will beneficially own more than 49.9% of Cyclo common stock); and automatically on certain other events.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 5, 2024, the Company entered into a Sixth Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $1 million (the “Cyclo Convertible Note VII”) for $1 million in cash. The Cyclo Convertible Note VII was issued with a maturity date of December 21, 2024 and was amended to a maturity date of March 31, 2025 as described below, and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note VII is convertible into shares of Cyclo common stock at the option of the Company (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes) issued by Cyclo in connection with previous loans if, following such conversion, the Company will beneficially own more than 49.9% of Cyclo common stock); and automatically on certain other events.

On December 21, 2024, Rafael entered into an Amendment to Convertible Promissory Notes whereby the maturity date of each of the Cyclo Convertible Notes was amended to be February 15, 2025. The maturity date of the Cyclo Convertible Notes was subsequently amended, as discussed below.

On December 23, 2024, Rafael exercised its discretionary conversion option under the Cyclo Convertible Notes, converting $2.5 million in outstanding principal amount of the Cyclo Convertible Note III into 3,968,254 shares of Cyclo Common Stock at a conversion price of $0.63 per share, which was the closing price of Cyclo Common Stock on The NASDAQ Capital Market on December 20, 2024, the trading date immediately preceding the date of the conversion.

On January 3, 2025, Rafael entered into a Seventh Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $3 million (the “Cyclo Convertible Note VIII”) to Rafael for $3 million in cash. The Cyclo Convertible Note VIII was issued with a maturity date of February 15, 2025 and was amended to a maturity date of March 31, 2025 as described below, and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note VIII is convertible into shares of Cyclo Common Stock at the option of Rafael (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes issued by Cyclo to Rafael in connection with previous loans) if, following such conversion, Rafael will beneficially own more than 49.9% of Cyclo Common Stock); and automatically on certain other events.

On February 4, 2025, subsequent to period end, Rafael entered into an Amendment to Convertible Promissory Notes whereby the maturity date of each of the Cyclo Convertible Notes was amended to be March 31, 2025. In addition, Rafael entered into an Eighth Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $2 million (the “Cyclo Convertible Note IX”) to Rafael for $2 million in cash. See Note 25 for more information.

On March 6, 2025, subsequent to period end, Rafael entered into a Ninth Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $2.5 million (the “Cyclo Convertible Note X”) for $2.5 million in cash. See Note 25 for more information.

The Cyclo Convertible Note I, the Cyclo Convertible Note II, the Cyclo Convertible Note III, the Cyclo Convertible Note IV, the Cyclo Convertible Note V, the Cyclo Convertible Note VI, the Cyclo Convertible Note VII, the Cyclo Convertible Note VIII, the Cyclo Convertible Note IX, and the Cyclo Convertible Note X are together referred to as the “Cyclo Convertible Notes”.

In the event that Cyclo consummates any public or private offering of its Equity Securities resulting in gross proceeds of at least $8.0 million (a “Qualified Financing”) at any time prior to the earlier of the Maturity Date and the repayment in full of the Cyclo Convertible Notes, then the outstanding principal balance of the Cyclo Convertible Notes, together with any accrued and unpaid interest thereon, will automatically convert into shares of Cyclo common stock, par value $.0001 per share (the “Common Stock”), at a conversion price equal to the lesser of (i) $.95 (the “Base Price”), and (ii) eighty percent (80%) of the purchase price paid by the investors purchasing the Equity Securities in the Qualified Financing. For purposes of the Cyclo Convertible Notes, the term “Equity Securities” shall mean (1) any shares of Common Stock or preferred stock of Cyclo, (2) any security convertible or exchangeable for Common Stock or preferred stock of Cyclo, and (3) any other rights to purchase or otherwise acquire Common Stock or preferred stock of Cyclo, in each case issued in a Qualified Financing following the date hereof.

The Cyclo Convertible Notes are required to be accounted for at fair value pursuant to ASC 825, Financial Instruments (“ASC 825”), at their respective dates of issuance and in subsequent reporting periods, as the Company elected to account for its prior investment in Cyclo common stock under the fair value option. The Company has elected to present interest income from the Cyclo Convertible Notes, together with the changes in fair value of the Cyclo Convertible Notes in unrealized gain/loss on convertible notes due from Cyclo on the consolidated statements of operations and comprehensive (loss) income.

NOTE 13 – INVESTMENTS IN MARKETABLE SECURITIES

The Company has classified its investments in corporate bonds, U.S. agency bonds, and U.S. treasury bills as available-for-sale securities. These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive (loss) income in stockholders’ equity until realized. Investment transactions are recorded on their trade date. Gains and losses on marketable security transactions are reported on the specific-identification method. Interest income is accrued daily and adjusted for amortization of premiums and accretion of discounts on the corporate bonds, U.S. agency bonds, and U.S. treasury bills.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 19, 2024, the Company sold its investments in available-for-sale securities and cash equivalents for cash proceeds totaling $52.9 million. The sale resulted in a net loss of approximately $16 thousand, which is recognized in the consolidated financial statements during the three and six months ended January 31, 2025. The transaction was executed to reallocate assets to better align with the Company’s strategic goals.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities as of July 31, 2024 are as follows:

July 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
U.S. Treasury Bills	$3,969	$—	$(2)	$3,967
U.S. Agency	4,079	—	(3)	4,076
Corporate bonds	55,252	2	(32)	55,222
Total available-for-sale securities	$63,300	$2	$(37)	$63,265

During the three and six months ended January 31, 2025, the Company reclassified approximately $16 thousand of unrealized losses and $178 thousand of unrealized gains, respectively, out of accumulated other comprehensive income related to the sale of available-for-sale securities into realized gain (loss) on available-for-sale securities. During the three and six months ended January 31, 2024, the Company reclassified approximately $399 thousand and $576 thousand, respectively, of unrealized gains out of accumulated other comprehensive income related to the sale of available-for-sale securities into realized gain (loss) on available-for-sale securities.

Marketable securities in an unrealized loss position as of July 31, 2024 were not deemed impaired at acquisition. Effective August 1, 2023, the Company evaluates subsequent unrealized losses to determine whether the decline in fair value has resulted from credit losses or other factors. No such credit losses have been identified during the three and six months ended January 31, 2025.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of January 31, 2025 and July 31, 2024 are as follows:

	January 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investment in Cyclo - Common Stock	10,009	—	—	10,009
Convertible note receivables, due from Cyclo	—	—	16,589	16,589
Investment in Cyclo - Warrants	—	—	750	750
Convertible note receivable classified as available-for-sale	—	—	1,135	1,135
Total	$10,009	$—	$18,474	$28,483

	July 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Available-for-sale securities - Corporate and U.S. Agency Bonds	$—	$59,298	$—	$59,298
Available-for-sale securities - U.S. Treasury Bills	3,967	—	—	3,967
Investment in Cyclo - Common Stock	10,746	—	—	10,746
Convertible note receivables, due from Cyclo	—	—	5,191	5,191
Investment in Cyclo - Warrants	—	—	1,264	1,264
Hedge funds	—	—	2,547	2,547
Convertible note receivable classified as available-for-sale	—	—	1,146	1,146
Total	$14,713	$59,298	$10,148	$84,159

As of January 31, 2025 and July 31, 2024, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Balance, beginning of period	$14,637	$5,266	$10,148	$6,905
Withdrawal from Hedge Fund Investments	—	—	(2,547)	(2,500)
Unrealized gain on Hedge Fund	—	51	—	(115)
Investment in Cyclo Warrants	—	—	—	1,338
Unrealized loss on Cyclo Warrants	(123)	1,411	(514)	1,163
Unrealized gain on Convertible note receivable, related party	—	66	—	3
Change in fair value of Convertible note receivable classified as available-for sale	(26)	—	(11)	—
Funding of Cyclo Convertible Notes	6,000	—	15,000
Change in fair value of Cyclo Convertible Notes	486	—	(1,102)	—
Conversion of Cyclo Convertible Note	(2,500)	—	(2,500)	—
Balance, end of period	$18,474	$6,794	$18,474	$6,794

Hedge funds classified as Level 3 include investments and securities which may not be based on readily observable data inputs. The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. Therefore, these assets are classified as Level 3. During the six months ended January 31, 2025, the Company requested a withdrawal of its remaining balance in Hedge Fund Investments. The Company received majority of the proceeds in the three months ended January 31, 2025. The Company recognized a realized loss of $2 thousand upon the withdrawal’s approval.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Below are the unobservable inputs to the Cyclo Warrants which reflect a Level 3 measurement within the fair value measurement hierarchy as of January 31, 2025:

Unobservable Input	Range	Weighted Average
Price Per Share [1]	$0.44 - $0.56	$0.48
Exercise Price	$0.95 - $1.25	$1.14
Expected Volatility	92% - 101%	97.7%
Risk - Free Rate	4.3% - 4.4%	4.36%
Marketability Discount	27% - 38%	55.0%
Remaining Term (Years)	2.7 - 5.5	4.5
Fair Value per Warrant	$0.11 - $0.12	$0.11

[1]	Closing price of Cyclo’s common shares discounted for lack of marketability.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company used scenario-based analyses at November 7, 2024, December 5, 2024 and January 3, 2025 to determine the issuance date fair value of the Cyclo Convertible Note VI, Cyclo Convertible Note VII, and Cyclo Convertible Note VIII respectively, with the following inputs:

	Convertible Note VI	Convertible Note VII	Convertible Note VIII
Input	Issuance at November 7, 2024	Issuance at December 5, 2024	Issuance at January 3, 2025
Discount factor	0.977 - 0.990	0.984 - 0.996	0.981 - 0.990
Conversion price	$0.95 - $1.19	$0.95 - $1.19	$0.95 - $1.19
Dividend	0%	0%	0%
Risk-free rate	4.6% - 4.7%	4.5% - 4.6%	4.40%
Stock price	$0.72	$0.60	$0.66
Term	0.12 - 0.27 years	0.04 - 0.20 years	0.12 - 0.22 years
Equity volatility	59% - 87%	80% - 92%	80% - 82%
Black-Scholes Merton Call Value	$0.01 - $0.03	$—	$0.01

Below are the inputs used to remeasure the fair value of the Cyclo Convertible Notes as of January 31, 2025:

Input	Range
Discount factor	0.987-0.996
Conversion price	$0.95 - $1.19
Dividend	0%
Risk-free rate	4.3% - 4.4%
Stock price	$0.77
Term	0.04 - 0.15 years
Equity volatility	83% - 86%
Black-Scholes Merton Call Value	$0.01

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

NOTE 15 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	January 31, 2025	July 31, 2024
	(in thousands)
Accounts receivable - third party	$300	$338
Accounts receivable - related party	145	333
Less allowance for credit losses	(245)	(245)
Accounts receivable, net	$200	$426

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	January 31, 2025	July 31, 2024
	(in thousands)
Building and improvements	$2,505	$2,505
Machinery and equipment	443	552
Other	81	81
	3,029	3,138
Less accumulated depreciation and amortization	(1,096)	(1,018)
Total	$1,933	$2,120

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense and amortization pertaining to property and equipment was approximately $51 thousand and $38 thousand for the three months ended January 31, 2025 and 2024, respectively. Depreciation expense and amortization pertaining to property and equipment was approximately $99 thousand and $55 thousand for the six months ended January 31, 2025 and 2024, respectively.

NOTE 17 - GOODWILL AND INTANGIBLE ASSETS

Impairment

The Company tests goodwill for impairment at the reporting unit level annually at May 31 or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.

During the three months ended January 31, 2025, the Company identified a triggering event that required an impairment test for its long-lived assets and goodwill balances within its Infusion Technology reporting unit in accordance with ASC 360 and ASC 350, respectively. The triggering event was identified due to reductions in certain operations including a layoff within the Company’s Infusion Technology segment. We performed an interim impairment analysis of the Infusion Technology reporting unit as of November 30, 2024.

Under ASC 360, the Company performed a recoverability test for its long-lived assets. The carrying amount of the long-lived assets was compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. Based on this assessment, the Company determined that the carrying amount of its long-lived assets was recoverable, and no impairment was recognized.

In accordance with ASC 350 the Company performed a quantitative goodwill impairment test that utilized a combination of an income and market approach to assess the fair value of the reporting unit as of November 30, 2024. The income approach utilized a discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, and perpetual growth rate, while the guideline public company market approach used guideline public company revenue multiples from a selection of comparable public companies. We determined that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company recorded the impairment charge of $3.1 million within loss on impairment of goodwill in the condensed consolidated statement of operations. The loss on impairment of goodwill relates to the Company’s Infusion Technology Segment.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

In connection with the Day Three Acquisition, the excess of the purchase price over the estimated fair value of the net assets assumed of $3.1 million was recognized as goodwill within the Company’s Infusion Technology Segment.

The following is a summary of goodwill by reportable segment as of and for the six months ended January 31, 2025:

	Healthcare	Real Estate	Infusion Technology	Consolidated
	(in thousands)
Balance as of July 31, 2024	$—	$—	$3,050	$3,050
Impairment charge	—	—	(3,050)	—
Balance as of January 31, 2025	$—	$—	$—	$—

Intangible assets

The following is a summary of intangible assets at January 31, 2025:

	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intellectual Property	15	$1,902	(138)	$1,764
Non-compete Agreements	2	50	(27)	23
Total Intangible Assets		$1,952	(165)	$1,787

Amortization expense for the next five years and thereafter for intangible assets is estimated to be as follows for years ending:

Year Ending July 31,	(in thousands)
Remainder of 2025	$72
2026	133
2027	124
2028	124
2029	124
Thereafter	1,210
Total	$1,787

Amortization of intangible assets totaled $39 thousand and $12 thousand for the three months ended January 31, 2025 and 2024, respectively. Amortization of intangible assets totaled $77 thousand and $12 thousand for the six months ended January 31, 2025 and 2024, respectively, and is included in depreciation and amortization expense within the consolidated statements of operations and comprehensive (loss) income.

NOTE 18 – (LOSS) INCOME PER SHARE

Basic (loss) income per share is computed by dividing net loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted (loss) income per share includes potentially dilutive securities such as stock options, unvested restricted stock, warrants to purchase common stock, and other convertible instruments unless the result of inclusion would be anti-dilutive.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s potentially dilutive securities which have been excluded from the calculation of dilutive (loss) income per share as their effect would be anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Shares issuable upon exercise of stock options	219,687	638,409	638,409	638,409
Shares issuable upon vesting of restricted stock	663,565	—	663,565	—
	883,252	638,409	1,301,974	638,409

The diluted (loss) income per share computation equals basic (loss) income per share for the three and six months ended January 31, 2025 because the Company had a net loss in all such periods and the impact of the assumed vesting of restricted shares and exercise of stock options would have been anti-dilutive. For the three and six months ended January 31, 2024, shares issuable upon exercise of stock options will have an anti-dilutive effect under the treasury method as the respective periods’ average market value of the Company’s common stock is less than the exercise proceeds.

The following table summarizes the basic and diluted (loss) income per share calculations (in thousands, except for share and per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(5,327)	$5,904	$(14,538)	$2,144
Net loss attributable to noncontrolling interests	(686)	(143)	(891)	(265)
Net (loss) income attributable to Rafael Holdings, Inc.	$(4,641)	$6,047	$(13,647)	$2,409

Denominator:
Weighted average basic and diluted shares outstanding	24,150,218	23,642,421	24,121,186	23,643,660
Effect of dilutive securities	—	759,648	—	759,648
Weighted average diluted shares	24,150,218	24,402,069	24,121,186	24,403,308

(Loss) income per share attributable to common stockholders
Basic:	$(0.19)	$0.26	$(0.57)	$0.10
Diluted:	$(0.19)	$0.25	$(0.57)	$0.10

NOTE 19 – RELATED PARTY TRANSACTIONS

IDT Corporation

IDT Corporation (“IDT”), a related party through common ownership and some common members of management, has historically maintained a due to/from balance that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT as the relevant persons were also providing services to IDT. IDT billed the Company approximately $85 thousand and $69 thousand for services during the three months ended January 31, 2025 and 2024, respectively, of which $68 thousand and $69 thousand is included in due to related parties at January 31, 2025 and 2024, respectively. IDT billed the Company approximately $155 thousand and $147 thousand for services during the six months ended January 31, 2025 and 2024, respectively, of which $68 thousand and $69 thousand is included in due to related parties at January 31, 2025 and 2024, respectively.

IDT currently leases approximately 3,600 square feet of office space and parking space in our real estate asset. The Company invoiced IDT approximately $29 thousand and $27 thousand for each of the three months ended January 31, 2025 and 2024, respectively. The Company invoiced IDT approximately $56 thousand and $54 thousand for the six months ended January 31, 2025 and 2024, respectively. As of January 31, 2025 and 2024, IDT owed the Company approximately $144 thousand and $279 thousand, respectively, for office rent and parking plus Israeli value added tax.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Related Party Rental Income

The Company leased space to related parties (including IDT Corporation – see above) which represented approximately 38% and 40% of the Company’s total revenue for the three months ended January 31, 2025 and 2024, respectively. The Company leased space to related parties (including IDT Corporation - see above) which represented approximately 27% and 40% of the Company’s total revenue for the six months ended January 31, 2025 and 2024, respectively.

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

During the three and six months ended January 31, 2025, the Company paid Sam Beyda, who serves as Chief Executive Officer and a Director of Day Three and is Howard Jonas’ son-in-law, a salary of $36.6 thousand, and a salary of $73.2 thousand plus a bonus of $21.1, respectively.

NOTE 20 – INCOME TAXES

During the three months ended January 31, 2025 and 2024, the Company recognized an income tax provision of $20 thousand and $- on (loss) income before income tax of $(5.3) million and $6.1 million, respectively. The change in income tax expense in relation to the (loss) income before income tax was primarily due to differences in the amount of taxable (loss) income in the various taxing jurisdictions and the associated valuation allowances. During the six months ended January 31, 2025 and 2024, the Company recorded an income tax provision of $32 thousand and $6 thousand, on (loss) income before income tax of $(14.5) million and $2.6 million, respectively. The change in income tax expense in relation to the (loss) income before income taxes was primarily due to differences in the amount of taxable (loss) income in the various taxing jurisdictions and the associated valuation allowances. As of January 31, 2025 and 2024, the Company had a full valuation allowance on the total net deferred tax asset balance.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating results for the business segments of the Company are as follows:

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Three Months Ended January 31, 2025
Revenues	$—	$—	$77	$77
(Loss) income from operations	(3,259)	(3,395)	15	(6,639)

Three Months Ended January 31, 2024
Revenues	$—	$—	$68	$68
(Loss) income from operations	(3,148)	—	5	(3,143)

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Six Months Ended January 31, 2025
Revenues	$—	$51	$154	$205
Loss from operations	(6,712)	(3,727)	(44)	(10,483)

Six Months Ended January 31, 2024
Revenues	$—	$—	$136	$136
(Loss) income from operations	(5,648)	—	27	(5,621)

Total assets by segment are not provided to or reviewed by the CODM.

Geographic Information

Infusion Technology Segment

Revenue from the Infusion Technology segment is entirely from customers located in the United States.

Real Estate Segment

Revenue from the Real Estate segment was generated entirely from tenants located in Israel.

Assets

Net property, plant, and equipment and total assets summarized by geographic area are as follows:

(in thousands)	United States	Israel	Total
January 31, 2025
Property, plant and equipment, net	$627	$1,306	$1,933
Total assets	79,302	3,740	83,042

July 31, 2024
Property, plant and equipment, net	$783	$1,337	$2,120
Total assets	93,434	3,398	96,832

NOTE 22 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

License Agreements

Cornerstone is a party to two license agreements in connection with certain technology being used for products under development and is required to make certain annual maintenance payments. In addition, royalty payments, calculated on a low single digit percentage of net sales, as defined in the respective agreements, will be required upon the commercialization of licensed technology. Sublicensing fees are calculated and due based upon a percentage of gross sublicense fees. Cornerstone expenses license obligation payments to research and development on the consolidated statements of operations and comprehensive (loss) income.

One worldwide license agreement requires Cornerstone to reimburse the other party for costs associated with filing and defending various patents worldwide. Payment obligations under this license agreement remain in effect until the last underlying patents granted under the license agreement expire in their respective countries. The last patent expired in 2019. License maintenance fees are currently $20,000 per year and continue for the term of the agreement, which expires in 2026. The license maintenance fees are replaced by minimum royalties of $10,000 during the first year following governmental approval to market products and escalates to $1,000,000 during the term of the agreement. Cornerstone is also responsible to pay fees on any sub-licensing of the licensed patents. Cornerstone may credit each annual license maintenance fee in full against all royalties and sublicensing fees due during the same calendar year. Cornerstone may terminate the license agreement upon 90 days’ notice. Either party may terminate the license agreement if the other party commits any material breach of any covenant or promise and does not cure such breach within 30 days of the receipt of written notice of such material breach. In May 2017, Cornerstone renegotiated the agreement referred to as the “second license” In exchange for a waiver of certain product development milestones, Cornerstone modified the agreement to pay a low single digit percentage royalty for a duration of five years on Net Sales of product sold after the expiration of the licensed patent and potentially up to eight years. As of January 31, 2025, there are no products being marketed which are covered by the patents under the license agreement.

The remaining minimum payments required under the license agreement, assuming the agreement is not terminated by Cornerstone, excluding any escalation for receiving government marketing approval subsequent to July 31, 2018, are $20,000 per year. The agreement may continue until January 1, 2029 (if not earlier terminated).

Cornerstone’s second license continues until the termination of the later of the last to expire patent or royalty obligation under the agreement on a country-by-country basis (currently, or as otherwise provided in the license agreement). Fifty percent of the maintenance fee payments, up to $1.1 million, may be credited against the potential future royalty payments, calculated on a single digit percentage of net sales, as defined, that Cornerstone would have to make to the license holder should royalties be paid. The agreement may be terminated on 15 days’ written notice after default by the other party if said default is not cured within 30 days of receipt of notice by the defaulting party. In addition, Cornerstone may terminate the agreement on 15 days’ written notice to the license holder. Royalties are due based on Gross Sales, as defined, for products sold relating to patented and unpatented technology, and shall terminate on the 15th anniversary of the first commercial sale of the product in the corresponding country or territory. Sublicense payments are due in connection with any sublicense fees received relating to patented and non-patented products related to the patented technology and proprietary know-how, as provided in the agreement. As of January 31, 2025, there were no products being marketed which are covered by the patents under the license agreement. There were no additional annual license maintenance fees required beyond 2010.

As part of a royalty agreement, Cornerstone is obligated to pay royalties, based upon percentage (low single digit) of net sales, to Altira Capital and Consulting LLC (“Altira”), a consolidated subsidiary of the Company. The royalty obligations remain in effect, on a country-by-country basis, until the last to expire patent claims associated with such products and services expire or are no longer in force. No payments have been made in connection with a royalty pool. As of January 31, 2025, the last to expire patent claim is to remain in force until fiscal 2034.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In March 2018, the Company established its 2018 Equity Incentive Plan. On January 19, 2022, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan and, following January 19, 2022, no new grants are to be awarded under the 2018 Equity Incentive Plan. Existing grants under the 2018 Equity Incentive Plan will not be impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants, and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. On January 19, 2022, the Company filed a Registration Statement on Form S-8 registering 1,919,025 shares of Class B common stock reserved for issuance under the 2021 Plan. On November 28, 2022, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 696,770, which the stockholders approved on January 23, 2023. On January 9, 2025, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 750,000, which the stockholders approved on January 13, 2025. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 3,365,795 shares. As of January 31, 2025, there were 567,068 shares still available for issuance under the 2021 Plan.

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

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2024	638,409	$9.55	8.39	$—
Outstanding at January 31, 2025	638,409	$9.55	7.89	$—
Exercisable at January 31, 2025	219,687	$13.13	7.10	$—

At January 31, 2025, there were unrecognized compensation costs related to non-vested stock options of $1.0 million, which are expected to be recognized over the next 2.1 years from January 31, 2025.

Rafael Medical Devices Stock Options

The Rafael Medical Devices 2022 Equity Incentive Plan (the “RMD 2022 Plan”) was created and adopted by the Company in May 2022. The RMD 2022 Plan allows for the issuance of up to 10,000 shares of Class B common stock which may be awarded in the form of incentive stock options or restricted shares.

In connection with the conversion of Rafael Medical Devices from a Delaware corporation to a Delaware limited liability company, Rafael Medical Devices adopted the Rafael Medical Devices, LLC 2023 Equity Incentive Plan (the “RMD 2023 Plan”) in August 2023. The RMD 2023 Plan allows for issuance of up to 46,125 Class A Units (the “Units”). There were 46,125 Units available for issuance under the RMD 2023 Plan as of January 31, 2025.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity for Rafael Medical Devices, LLC is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2024	43,878	$10.00	9.01	$—
Cancelled / Forfeited	(14,625)	10.00	—	—
Outstanding at January 31, 2025	29,253	$10.00	8.51	$—
Exercisable at January 31, 2025	16,228	$10.00	8.51	$—

At January 31, 2025, the total unrecognized compensation related to stock option awards granted was $124 thousand, which the Company expects to recognize over a weighted average period of approximately 2.5 years.

Cornerstone Stock Options

Cornerstone has outstanding stock options and non-qualified options to purchase Cornerstone’s common stock which were granted under Cornerstone’s 2009 and 2018 Stock Incentive Plans (the “Plans”), as well as additional options issued during a prior capital raise.

At January 31, 2025, there were 1,004,341 options outstanding granted under the Plans that are vested with a weighted average exercise price of $24.17 per share and a weighted average remaining contractual term of 4.4 years. The fair value of outstanding options granted under the Plans assumed during the Cornerstone Acquisition were determined to be de minimis.

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

In January 2022, the Company granted 33,360 restricted shares of Class B common stock to non-employee directors, 18,336 of which were granted under the 2018 Equity Incentive Plan, and 15,024 of which were granted under the 2021 Plan. The restricted shares vested immediately on the grant date. The share-based compensation cost was approximately $151 thousand, which was included in general and administrative expense in the consolidated statements of operations and comprehensive (loss) income.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In connection with Patrick Fabbio’s January 27, 2023 departure as the Company’s Chief Financial Officer, the Company and Mr. Fabbio entered into a Separation and General Release Agreement (the “Separation Agreement”), which provides, among other things, that the Company shall pay Mr. Fabbio severance in the amount of $307,913, which is included in general and administrative expense on the consolidated statement of operations and comprehensive (loss) income for the year ended July 31, 2023.

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

On June 13, 2024, the Company issued 159,016 shares of Class B restricted stock to Howard S. Jonas.

On January 6, 2025, the Company issued 84,918 shares of Class B restricted stock to certain members of its Board of Directors.

On January 13, 2025, the Company issued 270,000 shares of Class B restricted stock to employees and consultants for the Company.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2024	608,540	$2.99
Granted	354,918	1.92
Cancelled / Forfeited	(7,500)	7.40
Vested	(292,393)	2.42
Non-vested shares at January 31, 2025	663,565	$2.62

At January 31, 2025, there was $0.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 4.0 years.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the stock-based compensation expense for the Company’s equity incentive plans is presented below (in thousands):

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2025	2024	2025	2024
General and administrative	$464	$667	$784	$1,175
Research and development	38	48	77	189
Total stock-based compensation expense	$502	$715	$861	$1,364

NOTE 24 – LEASES

The Company is the lessor of the Israeli property which is leased to tenants under net operating leases expiring in 2025 and 2027. Lease income included on the consolidated statements of operations and comprehensive loss was $77 thousand and $68 thousand for the three months ended January 31, 2025 and 2024, respectively. Lease income included on the consolidated statements of operations and comprehensive loss was $154 thousand and $136 thousand for the six months ended January 31, 2025 and 2024, respectively. During the three and six months ended January 31, 2025 and 2024, no real estate property taxes were included in rental income.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of January 31, 2025, under a non-cancellable operating lease are as follows:

Years Ending July 31,	Related Parties	Other	Total
	(in thousands)
2025	$39	$87	$126
2026	—	181	181
2027	—	188	188
Thereafter	—	31	31
Total Minimum Future Rental Income	$39	$487	$526

The related party tenant has the right to terminate the Israeli lease upon four months’ notice.

NOTE 25 – SUBSEQUENT EVENTS

On February 4, 2025, Rafael entered into an Amendment to Convertible Promissory Notes whereby the maturity date of each of the Cyclo Convertible Notes was amended to be March 31, 2025.

On February 4, 2025, Rafael entered into an Eighth Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $2 million (the “Cyclo Convertible Note IX”) to Rafael for $2 million in cash. The Cyclo Convertible Note IX was issued with a maturity date of March 31, 2025 and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note IX is convertible into shares of Cyclo Common Stock at the option of Rafael (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes issued by Cyclo to Rafael in connection with previous loans) if, following such conversion, Rafael will beneficially own more than 49.9% of Cyclo Common Stock); and automatically on certain other events.

On February 5, 2025, Cornerstone entered into an Asset Purchase Agreement with Synhale Therapeutics. Cornerstone is selling and assigning specific assets, rights, and obligations to Synhale Therapeutics. The assets being transferred include products, intellectual property, assigned agreements, acquired data, and regulatory filings, among others. The total purchase price for these assets includes an upfront payment of $100,000, with potential milestone payments.

On March 6, 2025, the Company entered into a Ninth Amended and Restated Note Purchase Agreement with Cyclo, pursuant to which Cyclo issued and sold a convertible promissory note in the principal amount of $2.5 million (the “Cyclo Convertible Note X”) for $2.5 million in cash. The Cyclo Convertible Note X matures on March 31, 2025 and bears interest at a rate of 5% per annum, payable upon maturity. The principal amount of the Cyclo Convertible Note X is convertible into shares of Cyclo common stock at the option of the Company (provided, however, that Rafael may not elect to convert the convertible note (or prior convertible notes) issued by Cyclo in connection with previous loans if, following such conversion, the Company will beneficially own more than 49.9% of Cyclo common stock); and automatically on certain other events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in the 2024 Form 10-K/A. The forward-looking statements are made as of the date of this Quarterly Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

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

Historically, the Company owned real estate assets. As of January 31, 2025, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining owned real estate asset.

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

As discussed in more detail in Note 11 to the consolidated financial statements, on August 21, 2024, the Company entered into a Merger Agreement with Cyclo. In the event the Merger is consummated, the Company intends to fund the TransportNPC phase 3 clinical trial, evaluating Trappsol® Cyclo™ in Niemann Pick C, to its interim analysis in the middle of 2025 and focus its efforts on Trappsol® Cyclo™ as its lead clinical program. At that point, the Company will make a determination as to whether or not to file an NDA for Trappsol® Cyclo™.

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

In May 2021, the Company formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, the Company raised $925,000 from third parties in exchange for 31.6% ownership of Rafael Medical Devices. On December 11, 2024, Rafael Medical Devices received the Food and Drug Administration’s (“FDA”) substantial equivalence determination for the VECTR System in response to Rafael Medical Devices’ 510(k) premarket notification. The FDA’s clearance of the VECTR System is for use in minimally invasive ligament or fascia release surgeries, such as carpal tunnel release in the wrist and cubital tunnel release in the elbow. The VECTR System has been classified into Class II and is subject to special controls (performance standards) in addition to the general controls provisions of the Federal Food, Drug and Cosmetic Act and the Quality System regulation codified in 21 CFR Part 820 which requires that each manufacturer establish a quality system by which the manufacturer monitors the manufacturing process and maintains records that show compliance with the FDA regulations and the manufacturer’s written specifications and procedures relating to each device, as well as other requirements and applicable laws and regulations. Our development of future products will depend upon the success of the VECTR System and the our ability to identify attractive opportunities in the marketplace.

In April 2023, the Company first invested in Day Three, a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s technology and innovation like Unlokt™. In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders, acquiring a controlling interest of Day Three and subsequently consolidating Day Three’s results (the “Day Three Acquisition”). The Company is evaluating the prospects for Day Three’s technology and offerings in light of current regulatory and commercial conditions. During the three months ended January 31, 2025, Day Three has reduced certain operations.

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

Healthcare Segment

Consolidated expenses for our Healthcare segment were as follows:

	Three Months Ended January 31,		Change
	2025	2024	$	%
	(in thousands)
General and administrative	$(2,402)	$(2,514)	$112	4%
Research and development	(857)	(612)	(245)	(40)%
Depreciation and amortization	—	(22)	22	100%
Loss from operations	$(3,259)	$(3,148)	$(111)	(4)%

	Six Months Ended January 31,		Change
	2025	2024	$	%
	(in thousands)
General and administrative	$(4,692)	$(4,522)	$(170)	(4)%
Research and development	(2,018)	(1,101)	(917)	(83)%
Depreciation and amortization	(2)	(25)	23	92%
Loss from operations	$(6,712)	$(5,648)	$(1,064)	(19)%

To date, the Healthcare segment has not generated any revenues. The expenses in the Healthcare segment relate to the activities of Barer, LipoMedix, Farber, Cornerstone, and Rafael Medical Devices. As of January 31, 2025, we held a 100% interest in Barer, a 95% interest in LipoMedix, a 93% interest in Farber, a 67% interest in Cornerstone, and a 68% interest in Rafael Medical Devices.

General and administrative expenses. General and administrative expenses consist mainly of payroll, stock-based compensation expense, benefits, facilities, consulting and professional fees. The decrease in general and administrative expenses during the three months ended January 31, 2025 compared to the three months ended January 31, 2024 is due to a decrease in stock-based compensation, offset by an increase in legal and professional fees due to the plan of merger with Cyclo.

The increase in general and administrative expenses during the six months ended January 31, 2025 compared to the six months ended January 31, 2024 is comprised of an increase in payroll expense related to the consolidation of Cornerstone following its acquisition in March 2024 (See Note 3) and an increase in legal and professional fees, offset by a decrease in stock-based compensation.

Research and development expenses. Research and development expenses increased for the three and six months ended January 31, 2025 and 2024 compared to the corresponding periods of the prior fiscal year. Research and development expenses are derived from activity at Barer, LipoMedix, Farber, Cornerstone, and Rafael Medical Devices. The increases stems primarily from the inclusion of expenses of Cornerstone following its acquisition in March 2024 (See Note 3) as well as ongoing clinical trials including at Lipomedix.

Infusion Technology

Results of operations for our Infusion Technology segment were as follows:

	Three Months Ended January 31,		Change
	2025	2024	$	%
	(in thousands)
Infusion Technology revenue	$—	$—	$—	—%
Cost of Infusion Technology revenue	(38)	—	(38)	(100)%
General and administrative	(143)	—	(143)	(100)%
Research and development	(90)	—	(90)	(100)%
Depreciation and amortization	(74)	—	(74)	(100)%
Loss on impairment of goodwill	(3,050)	—	(3,050)	(100)%
Loss from operations	(3,395)	—	(3,395)	(100)%

	Six Months Ended January 31,		Change
	2025	2024	$	%
	(in thousands)
Infusion Technology revenue	$51	$—	$51	100%
Cost of Infusion Technology revenue	(75)	—	(75)	(100)%
Loss on impairment of goodwill	(3,050)	—	(3,050)	(100)%
General and administrative	(255)	—	(255)	(100)%
Research and development	(255)	—	(255)	(100)%
Depreciation and amortization	(143)	—	(143)	(100)%
Loss from operations	$(3,727)	$—	$(3,727)	(100)%

The Infusion Technology segment is comprised of our majority equity interest in Day Three, which was acquired in January 2024. The Infusion Technology segment did not have significant operating results for the three and six months ended January 31, 2024. Revenues associated with the Infusion Technology segment consist of infusion technology revenue derived from Day Three’s Unlokt technology. Cost of Infusion Technology revenue includes supplies, materials, production labor, and travel costs. General and administrative expenses for the Infusion Technology segment consist mainly of payroll, insurance, software, and licenses. Research and development expenses for the Infusion Technology segment include costs related to the development of new products and services.

Due to reductions in certain operations including a layoff within the Company’s Infusion Technology segment, the Company concluded that a triggering event occurred during the three months ended January 31, 2025 under ASC 350 and ASC 360 that required the Company to assess if there was an impairment. The Company completed an analysis pursuant to ASC 360 and determined that the expected undiscounted cash flows of the asset group exceeded its carrying amount, indicating that the long-lived assets were not impaired. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test, which indicated that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company recorded an impairment charge of $3.1 million related to the Infusion Technology segment’s goodwill during the three months ended January 31, 2025.

Real Estate Segment

The Real Estate segment consists of a portion of a commercial building in Israel. Consolidated revenue, expenses and (loss) income for our Real Estate segment were as follows:

	Three Months Ended January 31,		Change
	2025	2024	$	%
	(in thousands)
Rental – Third Party	$48	$41	$7	17%
Rental – Related Party	29	27	2	7%
General and administrative	(46)	(47)	1	2%
Depreciation and amortization	(16)	(16)	—	—%
Income from operations	$15	$5	$10	(200)%

	Six Months Ended January 31,		Change
	2025	2024	$	%
	(in thousands)
Rental – Third Party	$98	$82	$16	20%
Rental – Related Party	56	54	2	4%
General and administrative	(167)	(79)	(88)	(111)%
Depreciation and amortization	(31)	(30)	(1)	(3)%
(Loss) income from operations	(44)	27	(71)	(263)%

Consolidated Operations

Our consolidated income and expense line items below loss from operations were as follows:

	Three Months Ended January 31,		Change
	2025	2024	$	%
	(in thousands)
Loss from operations	$(6,639)	$(3,143)	$(3,496)	(111)%
Interest income	489	693	(204)	29%
Loss on initial investment in Day Three upon acquisition	—	(1,633)	1,633	100%
Realized (loss) gain on available-for-sale securities	(16)	399	(415)	(104)%
Unrealized gain on investment - Cyclo	614	9,718	(9,104)	(94)%
Unrealized gain on convertible notes receivable, due from Cyclo	486	—	486	100%
Unrealized gain on investment - Hedge Funds	—	51	(51)	(100)%
Interest expense	(163)	—	(163)	100%
Other (expense) income	(78)	25	(103)	(412)%
(Loss) income before income taxes	(5,307)	6,110	(11,417)	187%
Provision for income taxes	(20)	—	(20)	100%
Equity in loss of Day Three	—	(206)	206	100%
Consolidated net (loss) income	(5,327)	5,904	(11,231)	190%
Net loss attributable to noncontrolling interests	(686)	(143)	(543)	(380)%
Net (loss) income attributable to Rafael Holdings, Inc.	$(4,641)	$6,047	$(10,688)	177%

	Six Months Ended January 31,		Change
	2025	2024	$	%
	(in thousands)
Loss from operations	$(10,483)	$(5,621)	$(4,862)	(86)%
Interest income	1,057	1,275	(218)	(17)%
Loss on initial investment in Day Three upon acquisition	—	(1,633)	1,633	(100)%
Realized gain on available-for-sale securities	178	576	(398)	(69)%
Realized loss on investment in equity securities	—	(46)	46	(100)%
Realized gain on investment - Cyclo	—	424	(424)	(100)%
Unrealized gain (loss) on investment - Cyclo	(3,751)	7,594	(11,345)	(149)%
Unrealized loss on convertible notes receivable, due from Cyclo	(1,102)	—	(1,102)	100%
Unrealized loss on investment - Hedge Funds	—	(115)	115	(100)%
Interest expense	(325)	—	(325)	100%
Other (expense) income	(80)	118	(198)	(168)%
(Loss) income before income taxes	(14,506)	2,572	(17,078)	664%
Provision for income taxes	(32)	(6)	(26)	(433)%
Equity in loss of Day Three	—	(422)	422	(100)%
Consolidated net (loss) income	(14,538)	2,144	(16,682)	778%
Net loss attributable to noncontrolling interests	(891)	(265)	(626)	(236)%
Net (loss) income attributable to Rafael Holdings, Inc.	$(13,647)	$2,409	$(16,056)	667%

Interest income. We recorded interest income of $0.5 million and $0.7 million for the three months ended January 31, 2025 and 2024, respectively, and interest income of $1.1 million and $1.3 million for the six months ended January 31, 2025 and 2024, respectively. In November 2024, we sold our investments in available-for-sale securities and cash equivalents to reallocate assets to better align with the Company’s strategic goals. Accordingly, interest income has decreased due to a lower interest rate earned on these assets.

Realized gain (loss) on available-for-sale securities. We recognized a realized loss on available-for-sale securities of $16 thousand during the three months ended January 31, 2025 related to the sale of our available-for-sale securities in November 2024. We recognized a realized gain of $0.2 million for the six months ended January 31, 2025 related to the sale and maturity of available-for-sale securities. We recognized a realized gain on available-for-sale securities of $0.4 million and $0.6 million for the three and six months ended January 31, 2024, respectively, related to the sale and maturity of available-for-sale securities.

Unrealized gain (loss) on investment - Cyclo. Unrealized gains and losses on investment - Cyclo are recognized as a result of changes in the fair value of our investments in Cyclo common stock and warrants which fluctuate due to the volatility of the market price of Cyclo common stock. We recorded an unrealized gain of $0.6 million and an unrealized loss of $3.8 million for the three and six months ended January 31, 2025, respectively. We recorded an unrealized gain of $9.7 million and $7.6 million for the three and six months ended January 31, 2024, respectively.

Unrealized gain (loss) on convertible notes receivable, due from Cyclo. We recorded an unrealized gain of $0.5 million and an unrealized loss of $1.1 million for the three and six months ended January 31, 2025, respectively, on our convertible notes receivable, due from Cyclo.

Unrealized gain (loss) on investment - Hedge Funds. We recorded an unrealized gain of $51 thousand and an unrealized loss of $115 thousand for the three and six months ended January 31, 2024, respectively. During the six months ended January 31, 2025, the Company requested a withdrawal of its remaining balance in Hedge Fund Investments. The Company recognized a realized loss of $2 thousand upon the approval of the withdrawal, which is included in interest income.

Interest expense. Interest expense was $0.2 and $0.3 million for the three and six months ended January 31, 2025, respectively, which is attributable to liabilities assumed in the Cornerstone Acquisition in March 2024. We did not have interest expense in the three and six months ended January 31, 2024.

Equity in loss of Day Three. We recognized a loss of $0.2 million and $0.4 million from our ownership interest in Day Three due to operating results for the three and six months ended January 31, 2024, respectively. As of January 2, 2024, Day Three is a majority-owned subsidiary which is consolidated. See Note 10 to our accompanying consolidated financial statements for further information regarding the acquisition.

Net loss attributable to noncontrolling interests. The change in the net loss attributable to noncontrolling interests is primarily attributed to acquisition of Cornerstone and Day Three.

Liquidity and Capital Resources

	January 31,	July 31,	Change
	2025	2024	$	%
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$48,319	$2,675	$45,644	1706%
Convertible note receivable classified as available-for-sale	1,135	1,146	(11)	(1)%
Installment note payable	1,700	1,700	—	—%
Working capital	58,723	64,988	(6,265)	(10)%
Total assets	83,042	96,832	(13,790)	(14)%
Total equity attributable to Rafael Holdings, Inc.	69,381	82,185	(12,804)	(16)%
Noncontrolling interests	3,182	4,073	(891)	22%
Total equity	72,563	86,258	(13,695)	(16)%

	Six Months Ended January 31,		Change
	2025	2024	$	%
Cash flows (used in) provided by:	(in thousands)
Operating activities	$(5,357)	$(4,662)	$(695)	(15)%
Investing activities	51,076	(9,577)	60,653	633%
Financing activities	(75)	(125)	50	40%
Effect of exchange rates on cash and cash equivalents	—	2	(2)	100%
Increase (decrease) in cash and cash equivalents	$45,644	$(14,362)	60,006	(418)%

Capital Resources

As of January 31, 2025, we held cash and cash equivalents of approximately $48.3 million. The Company expects its balance of cash and cash equivalents to be sufficient to meet our obligations for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

Operating Activities

Cash used in operating activities increased by $0.7 million from cash used of $4.7 million for the six months ended January 31, 2024 to cash used of $5.4 million for the six months ended January 31, 2025, due to the change from a net income to net loss position, partially offset by the impact from non-cash items and changes in assets and liabilities.

Investing Activities

Cash provided by investing activities for the six months ended January 31, 2025 was primarily due to proceeds of $80.7 million from sales and maturities of available-for-sale securities and $2.3 million in proceeds from hedge funds, partially offset by purchases of available-for-sale securities of approximately $16.9 million and payments of $15.0 million for convertible notes due from Cyclo.

Cash used in investing activities for the six months ended January 31, 2024 was primarily due to purchases of available-for-sale securities of approximately $105.1 million and the investment in Cyclo of $6.8 million, partially offset by proceeds of $100.1 million from sales and maturities of available-for-sale securities and $2.5 million in proceeds from hedge funds.

Financing Activities

Cash used in financing activities for the six months ended January 31, 2025 was related to a payment for taxes related to shares withheld for employee taxes of $75 thousand.

Cash provided by financing activities for the six months ended January 31, 2024 was primarily related to proceeds from sale of RMD membership units of $0.9 million, partially offset by principal payments on our installment note payable of $0.8 million.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in the Critical Accounting Estimates section in Item 7 of the Annual Report on Form 10-K/A for fiscal 2024. There were no material changes during the six months ended January 31, 2025 to the Critical Accounting Estimates previously disclosed except as follows:

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment, (“ASC 360”), the Company assesses the recoverability of long-lived assets, which include property and equipment, intangible assets, in-process research and development and patents, whenever significant events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset group are compared to its carrying amount to determine whether the asset group’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results.

Due to reductions in certain operations including a layoff within the Company’s Infusion Technology segment, the Company concluded that a triggering event occurred during the three months ended January 31, 2025 under ASC 360 that required the Company to evaluate long-lived assets within the Infusion Technology segment for potential impairment. Accordingly, the Company completed an analysis pursuant to ASC 360, wherein the income approach utilized an undiscounted cash flow model, considering projected future cash flows (including timing and profitability) and perpetual growth rate, and determined that the expected undiscounted cash flows of the asset group exceeded its carrying amount, indicating that the long-lived assets were not impaired.

For the three and six months ended January 31, 2025 and 2024, the Company determined there was no impairment of its long-lived assets.

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

Due to reductions in certain operations including a layoff within the Company’s Infusion Technology segment, the Company concluded that a triggering event occurred during the three months ended January 31, 2025 under ASC 350 that required the Company to assess if there was an impairment. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test that utilized a combination of an income and market approach to assess the fair value of the reporting unit as of November 30, 2024. The income approach utilized a discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, and perpetual growth rate, while the guideline public company market approach used guideline public company revenue multiples from a selection of comparable public companies. The quantitative goodwill impairment test indicated that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company recorded an impairment charge of $3.1 million related to the Infusion Technology segment’s goodwill during the three months ended January 31, 2025. See Note 17 for further information.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations, that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

FOREIGN CURRENCY RISK

Revenue from tenants located in Israel represented 75% and 100% of our consolidated revenues for the six months ended January 31, 2025 and 2024, respectively. The entirety of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of January 31, 2025. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1. Legal Proceedings

Legal proceedings disclosure is presented in Note 22 to our Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Item 1A to Part I of the 2024 Form 10-K/A.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Rafael Holdings, Inc.

By:	/s/ William Conkling
William Conkling
Chief Executive Officer

Date: March 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ William Conkling	President and Chief Executive Officer	March 13, 2025
William Conkling	(Principal Executive Officer)

/s/ David Polinsky	Chief Financial Officer	March 13, 2025
David Polinsky	(Principal Financial Officer and Principal Accounting Officer)