Form 10-Q
period 2025-04-30
Rafael Holdings, Inc.
filed 2025-06-11
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2025.

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

(212) 658-1450

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class B common stock, par value $0.01 per share	RFL	New York Stock Exchange
Warrants to purchase Class B common stock	RFL-W	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of June 9, 2025 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	34,303,240 shares (excluding 101,487 treasury shares)

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	April 30, 2025	July 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,936	$2,675
Available-for-sale securities	—	63,265
Interest receivable	—	515
Prepaid clinical trial costs	2,968	—
Convertible notes receivable, due from Cyclo	—	5,191
Accounts receivable, net of allowance for credit losses of $245 at April 30, 2025 and July 31, 2024	414	426
Inventory	288	—
Prepaid expenses and other current assets	837	430
Total current assets	42,443	72,502

Property and equipment, net	1,614	2,120
Non-current prepaid clinical trial costs	1,399	—
Investments – Cyclo	—	12,010
Investments – Hedge Funds	—	2,547
Convertible notes receivable classified as available-for-sale	1,719	1,146
Goodwill	28,278	3,050
Intangible assets, net	1,027	1,847
In-process research and development	31,575	1,575
Other assets	41	35
TOTAL ASSETS	$108,096	$96,832

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$7,793	$2,556
Accrued expenses	1,866	1,798
Convertible notes payable	614	614
Other current liabilities	93	113
Due to related parties	664	733
Installment note payable	—	1,700
Total current liabilities	11,030	7,514

Accrued expenses, noncurrent	3,445	2,982
Convertible notes payable, noncurrent	76	73
Other liabilities	25	5
Deferred income tax liability	9,002	—
TOTAL LIABILITIES	23,578	10,574

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of April 30, 2025 and July 31, 2024	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 31,240,188 issued and outstanding (excluding treasury shares of 101,487) as of April 30, 2025, and 24,142,535 issued and 23,819,948 outstanding (excluding treasury shares of 101,487) as of July 31, 2024	312	238
Additional paid-in capital	296,648	280,048
Accumulated deficit	(220,169)	(201,743)
Treasury stock, at cost; 101,487 Class B shares as of April 30, 2025 and July 31, 2024	(168)	(168)
Accumulated other comprehensive income related to unrealized income on available-for-sale securities	219	111
Accumulated other comprehensive income related to foreign currency translation adjustment	3,728	3,691
Total equity attributable to Rafael Holdings, Inc.	80,578	82,185
Noncontrolling interests	3,940	4,073
TOTAL EQUITY	84,518	86,258
TOTAL LIABILITIES AND EQUITY	$108,096	$96,832

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
REVENUE
Infusion Technology	$42	$262	$93	$262
Rental – Third Party	49	47	147	129
Rental – Related Party	28	27	84	81
Product revenue	243	—	243	—
Total revenue	362	336	567	472

COSTS AND EXPENSES
Cost of Infusion Technology revenue	31	85	106	85
Cost of product revenue	9	—	9	—
General and administrative	3,170	1,923	8,284	6,524
Research and development	3,003	1,526	5,276	2,627
In-process research and development expense	—	89,861	—	89,861
Depreciation and amortization	62	102	238	157
Loss on impairment of goodwill	—	—	3,050	—
Loss from operations	(5,913)	(93,161)	(16,396)	(98,782)

Interest income	472	502	1,529	1,777
Loss on initial investment in Day Three upon acquisition	—	—	—	(1,633)
Realized gain on available-for-sale securities	—	945	178	1,521
Realized loss on investment in equity securities	—	—	—	(46)
Realized gain on investment - Cyclo	—	—	—	424
Unrealized (loss) gain on investment - Cyclo	(1,393)	(4,395)	(5,144)	3,199
Unrealized gain (loss) on convertible notes receivable, due from Cyclo	383	—	(719)	—
Unrealized loss on investment - Hedge Funds	—	(3)	—	(118)
Recovery of receivables from Cornerstone	—	31,305	—	31,305
Interest expense	(165)	(85)	(490)	(85)
Other income, net	154	—	74	118
Loss before income taxes	(6,462)	(64,892)	(20,968)	(62,320)
Benefit from income taxes	2,411	2,599	2,379	2,593
Equity in loss of Day Three	—	—	—	(422)
Consolidated net loss	(4,051)	(62,293)	(18,589)	(60,149)
Net income (loss) attributable to noncontrolling interests	728	(29,942)	(163)	(30,207)
Net loss attributable to Rafael Holdings, Inc.	$(4,779)	$(32,351)	$(18,426)	$(29,942)

OTHER COMPREHENSIVE LOSS
Consolidated net loss	$(4,051)	$(62,293)	$(18,589)	$(60,149)
Unrealized gain on available-for-sale securities	84	50	108	315
Foreign currency translation adjustment	4	(15)	37	(45)
Comprehensive loss	(3,963)	(62,258)	(18,444)	(59,879)
Comprehensive income (loss) attributable to noncontrolling interests	728	(29,942)	(165)	(30,206)
Comprehensive loss attributable to Rafael Holdings, Inc.	$(4,691)	$(32,316)	$(18,279)	$(29,673)

Loss per share attributable to common stockholders
Basic and diluted:	$(0.19)	$(1.36)	$(0.73)	$(1.26)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	25,238,501	23,777,493	25,131,655	23,687,781

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

 (unaudited, in thousands, except share data)

	Three Months Ended April 30, 2025
	Common Stock, Series A		Common Stock, Series B		Additional paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Treasury Stock		Total
	Shares	Amount	Shares	Amount	capital	Deficit	income	interests	Class B Shares	Amount	Equity
Balance at January 31, 2025	787,163	$8	24,125,152	$241	$280,831	$(215,390)	$3,859	$3,182	101,487	$(168)	$72,563
Net loss	—	—	—	—	—	(4,779)	—	728	—	—	(4,051)
Stock-based compensation	—	—	—	—	353	—	—	—	—	—	353
Shares withheld for payroll taxes	—	—	(17,192)	—	(33)	—	—	—	—	—	(33)
Sale of Rafael Medical Devices membership units	—	—	—	—	44	—	—	—	—	—	44
Rollover options issued in connection with Cyclo Merger	—	—	—	—	360	—	—	—	—	—	360
Replacement Warrants issued in connection with Cyclo Merger	—	—	—	—	472	—	—	—	—	—	472
Common Stock issued as part of Cyclo Merger	—	—	7,132,228	71	14,621	—	—	—	—	—	14,692
DTLM shares issued in connection with the DTLM Sale Transactions	—	—	—	—	—	—	—	30	—	—	30
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	84	—	—	—	84
Foreign currency translation adjustment	—	—	—	—	—	—	4	—	—	—	4
Balance at April 30, 2025	787,163	$8	31,240,188	$312	$296,648	$(220,169)	$3,947	$3,940	101,487	$(168)	$84,518

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

 (unaudited, in thousands, except share data)

	Nine Months Ended April 30, 2025
	Common Stock, Series A		Common Stock, Series B		Additional paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Treasury Stock		Total
	Shares	Amount	Shares	Amount	capital	Deficit	income	interests	Class B Shares	Amount	Equity
Balance at July 31, 2024	787,163	$8	23,819,948	$238	$280,048	$(201,743)	$3,802	$4,073	101,487	$(168)	$86,258
Net loss	—	—	—	—	—	(18,426)	—	(163)	—	—	(18,589)
Stock-based compensation	—	—	354,918	3	1,211	—	—	—	—	—	1,214
Forfeiture of restricted stock	—	—	(7,500)	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	—	—	(59,406)	—	(108)	—	—	—	—	—	(108)
Sale of Rafael Medical Devices membership units	—	—	—	—	44	—	—	—	—	—	44
Shares issued in connection with Cyclo Merger	—	—	7,132,228	71	14,621	—	—	—	—	—	14,692
Rollover options issued in connection with Cyclo Merger	—	—	—	—	360	—	—	—	—	—	360
Replacement Warrants issued in connection with Cyclo Merger	—	—	—	—	472	—	—	—	—	—	472
DTLM shares issued in connection with the DTLM Sale Transactions	—	—	—	—	—	—	—	30	—	—	30
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	108	—	—	—	108
Foreign currency translation adjustment	—	—	—	—	—	—	37	—	—	—	37
Balance at April 30, 2025	787,163	$8	31,240,188	$312	$296,648	$(220,169)	$3,947	$3,940	101,487	$(168)	$84,518

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended April 30, 2024
	Common Stock, Series A		Common Stock, Series B		Additional paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Treasury Stock		Total
	Shares	Amount	Shares	Amount	capital	Deficit	income	interests	Class B Shares	Amount	Equity
Balance at January 31, 2024	787,163	$8	23,695,332	$238	$266,159	$(164,924)	$3,626	$(2,685)	101,487	$(168)	$102,254
Net income	—	—	—	—	—	(32,351)	—	(29,942)	—	—	(62,293)
Stock-based compensation	—	—	—	—	496	—	—	—	—	—	496
Shares withheld for payroll taxes	—	—	(17,773)	—	(30)	—	—	—	—	—	(30)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	50	—	—	—	50
Noncontrolling interest in Day Three acquisition	—	—	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	—	—
Gain on RP Finance consolidation	—	—	—	—	7,600	—	—	—	—	—	7,600
Paid-in capital arising from Cornerstone Acquisition	—	—	—	—	7,260	—	—	—	—	—	7,260
Noncontrolling interest arising from Cornerstone Acquisition	—	—	—	—	—	—	—	27,501	—	—	27,501
Noncontrolling interest arising from RP Finance Consolidation	—	—	—	—	—	—	—	12,667	—	—	12,667
Elimination of RP Finance investment in Cornerstone	—	—	—	—	(1,849)	—	—	(3,082)	—	—	(4,931)
Foreign currency translation adjustment	—	—	—	—	—	—	(15)	—	—	—	(15)
Balance at April 30, 2024	787,163	$8	23,677,559	$238	$279,636	$(197,275)	$3,661	$4,459	101,487	$(168)	$90,559

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Nine Months Ended April 30, 2024
	Common Stock, Series A		Common Stock, Series B		Additional paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Treasury Stock		Total
	Shares	Amount	Shares	Amount	capital	Deficit	income	interests	Class B Shares	Amount	Equity
Balance at July 31, 2023	787,163	$8	23,490,527	$236	$264,010	$(167,333)	$3,372	$(3,664)	—	$—	$96,629
Net income	—	—	—	—	—	(29,942)	—	(30,207)	—	—	(60,149)
Stock-based compensation	—	—	347,810	2	1,858	—	—	—	—	—	1,860
Shares withheld for payroll taxes	—	—	(59,291)	—	(112)	—	—	—	—	—	(112)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	315	—	—	—	315
Sale of Rafael Medical Devices membership units	—	—	—	—	869	—	—	56	—	—	925
Noncontrolling interest in Day Three acquisition	—	—	—	—	—	—	—	1,151	—	—	1,151
Gain on RP Finance consolidation	—	—	—	—	7,600	—	—	—	—	—	7,600
Paid-in capital arising from Cornerstone Acquisition	—	—	—	—	7,260	—	—	—	—	—	7,260
Noncontrolling interest arising from Cornerstone Acquisition	—	—	—	—	—	—	—	27,501	—	—	27,501
Noncontrolling interest arising from RP Finance Consolidation	—	—	—	—	—	—	—	12,667	—	—	12,667
Elimination of RP Finance investment in Cornerstone	—	—	—	—	(1,849)	—	—	(3,082)	—	—	(4,931)
Purchases of treasury stock	—	—	(101,487)	—	—	—	—	—	101,487	(168)	(168)
Dissolution of Levco	—	—	—	—	—	—	19	37	—	—	56
Foreign currency translation adjustment	—	—	—	—	—	—	(45)	—	—	—	(45)
Balance at April 30, 2024	787,163	$8	23,677,559	$238	$279,636	$(197,275)	$3,661	$4,459	101,487	$(168)	$90,559

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended April 30,
	2025	2024
Operating activities
Consolidated net loss	$(18,589)	$(60,149)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	238	157
Loss (gain) on sale of property and equipment	81	(27)
Net unrealized loss on investments - Hedge Funds	—	118
Realized loss on investment in equity securities	—	46
Realized gain on available-for-sale securities	(178)	(1,521)
Amortization of discount on available-for-sale securities	(285)	(1,498)
Loss on initial investment in Day Three upon acquisition	—	1,633
Loss on impairment of goodwill	3,050	—
Realized gain on equity investments - Cyclo	—	(424)
Unrealized loss (gain) on equity investments - Cyclo	5,144	(3,199)
Recovery of receivables from Cornerstone	—	(31,305)
In-process research and development expense	—	89,861
Accretion of interest expense	—	85
Unrealized loss on convertible notes receivable, due from Cyclo	719	—
Gain on dissolution of a business	—	18
Equity in loss of Day Three	—	422
Credit loss expense	—	2
Stock-based compensation	1,214	1,860
Gain on DTLM Sale Transactions	(30)	—

Change in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	62	(167)
Interest receivable	515	(165)
Inventory	(18)	—
Prepaid expenses and other current assets	1,023	755
Prepaid clinical trial costs (current and non-current)	(1,260)	—
Other assets	21	(16)
Accounts payable and accrued expenses	(624)	(602)
Other current liabilities	(40)	(883)
Due to related parties	(69)	148
Accrued expenses, noncurrent	463	—
Convertible notes payable	3	—
Other liabilities	13	(62)
Net cash used in operating activities	(8,547)	(4,913)

Investing activities
Purchase of property and equipment	(5)	(135)
Proceeds from sale of property and equipment	13	—
Purchases of available-for-sale securities	(16,894)	(133,670)
Proceeds from the sale and maturities of available-for-sale securities	80,694	129,022
Proceeds from Day Three patent sale	—	190
Purchase of intangible assets	(17)	(14)
Proceeds from sales of equity securities	—	271
Payments for convertible notes, due from Cyclo	(19,500)	—
Purchase of investments in Cyclo	—	(6,786)
Issuance of convertible note receivable	—	(1,000)
Issuance of Day Three Promissory Notes	—	(1,989)
Proceeds from investments - Other Pharmaceuticals	—	42
Cash paid in Cyclo Merger, net of cash acquired	(2,709)	1,367
Cash acquired in the Cornerstone Acquisition, net of cash payments	—	1,256
Proceeds from hedge funds	2,290	2,500
Net cash provided by (used in) investing activities	43,872	(8,946)

Financing activities
Principal payments on installment note payable	—	(800)
Payments for taxes related to shares withheld for employee taxes	(108)	(112)
Purchases of treasury stock	—	(168)
Proceeds from sale of Rafael Medical Devices membership units	44	925
Net cash used in financing activities	(64)	(155)

Effect of exchange rate changes on cash and cash equivalents	—	(48)
Net increase (decrease) in cash and cash equivalents	35,261	(14,062)
Cash and cash equivalents, beginning of period	2,675	21,498
Cash and cash equivalents, end of period	$37,936	$7,436

Non-cash supplemental disclosure
Fair value of Class B common stock issued as consideration in Cyclo Merger	$14,692	$—
Fair value of Rollover Options issued as consideration in Cyclo Merger	$360	$—
Fair value of Replacement Warrants issued as consideration in Cyclo Merger	$472	$—
Fair value of Cyclo Convertible Notes included as consideration in Cyclo Merger	$21,472	$—
Conversion of RFL Line of Credit into Cornerstone Common Stock	$—	$37,845
Conversion of 2023 Promissory Note into Cornerstone Common Stock	$—	$2,663
Recognition of noncontrolling interest in the Cornerstone Acquisition	$—	$27,501
Recognition of noncontrolling interest in the RP Finance Consolidation, net of elimination	$—	$9,585
Gain on RP Finance Consolidation recorded as an adjustment to additional paid-in capital due to related party nature of transaction, net of elimination	$—	$5,751
Non-cash consideration received in exchange for equipment	$—	$34
Other receivable recognized related to sale of patent	$—	$90
Consideration from acquisition of Day Three included in accrued expenses	$—	$200
Elimination of principal and accrued interest on the Day Three Promissory Notes included in consideration for acquisition of Day Three	$—	$2,000
Withdrawal receivable from Hedge Funds included in other current assets	$257	$—
Convertible note receivable received in exchange for Day Three Labs Manufacturing assets	$500	$—

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Description of Business

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a holding company with interests in clinical and early-stage pharmaceutical companies, including (i) Cyclo Therapeutics LLC (“Cyclo Therapeutics” or “Cyclo”), a wholly-owned clinical stage biotechnology company dedicated to developing Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder, (ii) a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, (iii) Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, and (iv) a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company. We also hold a majority interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries, and a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s technology and innovation like Unlokt™. The Company’s primary focus is to invest in and expand our investment portfolio through opportunistic and strategic investments including therapeutics, which address high unmet medical needs. Since the closing, in March 2025, of the Merger (as defined below) with Cyclo, the Company has focused its efforts on making Trappsol® Cyclo™ its lead clinical program. In light of that change in strategic focus, the Company is currently evaluating its operating entities (and portfolio of assets) to ensure the future focus of its resources on core assets and specifically the Trappsol® Cyclo™ clinical and development efforts.

Historically, the Company owned real estate assets. As of April 30, 2025, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining revenue generating real estate asset.

In May 2023, the Company first invested in Cyclo Therapeutics. Cyclo is a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for NPC1. NPC1 is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017, the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC1. Initial patient enrollment in the U.S. Phase I study commenced in September 2017 and in May 2020, Cyclo announced Top Line data showing Trappsol® Cyclo™ was well tolerated in this study. Cyclo is currently conducting a Phase 3 Clinical Trial evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C1. On March 25, 2025, the Company consummated a merger with Cyclo whereby Cyclo became a wholly-owned subsidiary of the Company. See Note 3 for more information on the Company’s merger with Cyclo. The Company intends to fund the TransportNPC Phase 3 clinical trial for Trappsol® Cyclo™ for the treatment of Niemann Pick C to its 48-week interim analysis, with results expected later this month, and focus its efforts on Trappsol® Cyclo™ as its lead clinical program. At that point, the Company will make a determination as to whether or not to file an NDA for Trappsol® Cyclo™.

LipoMedix is a clinical stage Israeli company focused on the development of a product candidate that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of April 30, 2025, the Company’s ownership interest in LipoMedix was approximately 95%. LipoMedix has completed various clinical stages of Promitil® including Phase 1A (solid tumors) and 1B (as single agent and in combination with capecitabine and/or bevacizumab in colorectal cancer). A total of 149 patients have been treated with Promitil® as a single agent, or in combination with other anticancer drugs or radiotherapy, under the framework of a phase 1A and two 1B clinical studies and under named patient approval for compassionate use.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company owns a 37.5% equity interest in RP Finance LLC (“RP Finance”), which was, until March 13, 2024 (the date of the RP Finance Consolidation, described in Note 6), accounted for under the equity method. RP Finance is an entity associated with members of the family of Howard S. Jonas (Executive Chairman, Chief Executive Officer, Chairman of the Board, and controlling stockholder of the Company) which holds 37.5% equity interest of RP Finance. RP Finance holds debt and equity investments in Cornerstone. In October 2021, Cornerstone received negative results of its Avenger 500 Phase 3 study for devimistat in pancreatic cancer as well as a recommendation to stop its ARMADA 2000 Phase 3 study due to a determination that the trial would unlikely achieve its primary endpoint (the “Data Events”). Due to the Data Events, RP Finance fully impaired its then debt and equity investments in Cornerstone.

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests (the “Cornerstone Restructuring”). As a result of the Cornerstone Restructuring, Rafael became a 67% owner of the issued and outstanding common stock of Cornerstone (the “Cornerstone Acquisition”), and Cornerstone became a consolidated subsidiary of Rafael. The Cornerstone Acquisition is accounted for as an acquisition of a variable interest entity that is not a business in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company was determined to be the accounting acquirer for financial reporting purposes. In conjunction with the Cornerstone Restructuring and Cornerstone Acquisition, the Company reassessed its relationship with RP Finance, and as a result determined that RP Finance is still a variable interest entity and that the Company became the primary beneficiary of RP Finance as the Company now holds the ability to control repayment of the RP Finance Line of Credit which directly impacts RP Finance’s economic performance. Therefore, following the Cornerstone Restructuring and Cornerstone Acquisition, the Company consolidated RP Finance (the “RP Finance Consolidation”). See Note 6 for additional information on the Cornerstone Restructuring, Cornerstone Acquisition, and RP Finance Consolidation. The Company is currently reviewing Cornerstone’s current efforts, prospects and available resources to determine the optimal operational direction.

In May 2021, the Company formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, Rafael Medical Devices sold an aggregate 31.6% equity interest to third parties for $925,000. In February 2025, the Company invested approximately $582,000 in cash, and Rafael Medical Devices raised approximately $44,000 from third parties in exchange for Rafael Medical Devices' Class A Units. Following the foregoing financing transactions, the Company holds a 73% equity interest in Rafael Medical Devices. On December 11, 2024, Rafael Medical Devices received a substantial equivalence determination for the VECTR System from the Food and Drug Administration's (“FDA”) in response to Rafael Medical Devices’ 510(k) premarket notification. The FDA’s clearance of the VECTR System is for use in minimally invasive ligament or fascia release surgeries, such as carpal tunnel release in the wrist and cubital tunnel release in the elbow. The VECTR System has been classified into Class II and is subject to special controls (performance standards). The Company’s development of future products will depend upon the success of the VECTR System and our Company’s ability to identify attractive opportunities in the marketplace.

In April 2023, the Company first invested in Day Three, a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s technology and innovation like Unlokt™. In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders, acquiring a controlling interest of Day Three and subsequently consolidating Day Three's results (the “Day Three Acquisition”). On March 14, 2025, Day Three Labs Manufacturing ("DTLM"), a majority owned subsidiary of Day Three, entered into an Asset Purchase Agreement and Licensing Agreement (the “DTLM Sale Agreement”), pursuant to which they sold assets and licensed certain applications of their Unlokt™ technology used in their cannabinoid ingredient manufacturing business. See Note 13 for additional information.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All majority-owned subsidiaries and RP Finance, LLC are consolidated with all intercompany transactions and balances eliminated in consolidation. In addition to Rafael Holdings, Inc., the entities included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100%*
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, LLC	United States – Delaware	73%
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90%**
LipoMedix Pharmaceuticals Ltd. (Note 12)	Israel	95%
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC (Note 7)	United States – Delaware	45%**
Day Three Labs, Inc. (Note 13)	United States – Delaware	84%
Cornerstone Pharmaceuticals, Inc. (Note 6)	United States – Delaware	67%
RP Finance, LLC (Note 8)	United States – Delaware	38%
Cyclo Therapeutics, LLC (Note 3)	United States – Delaware	100%

*	In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities.

**	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership interest in Pharma Holdings, LLC and, therefore, an effective 45% economic interest in CS Pharma Holdings, LLC. The Company, along with CS Pharma Holdings, LLC and Pharma Holdings LLC, collectively own securities representing 67% of the outstanding capital stock of Cornerstone.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP. for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. All adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal year 2024 refers to the fiscal year ended July 31, 2024).

Operating results for the three and nine months ended April 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2025. The balance sheet at July 31, 2024 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024 (the “2024 Form 10-K/A”) as filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2024, and as amended by the Company’s Form 10-K/As filed with the SEC on December 20, 2024 and January 8, 2025.

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

Liquidity

As of April 30, 2025, the Company had cash and cash equivalents of approximately $37.9 million. The Company expects the balance of cash and cash equivalents to be sufficient to meet its obligations for at least the next 12 months from the issuance of these consolidated financial statements.

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited.

As of April 30, 2025 one third-party customer represented 35% of the Company's accounts receivable balance. As of July 31, 2024 there was one related party tenant which represented 50% of the Company's accounts receivable balance.

For the three months ended April 30, 2025, one third-party tenant represented 14%, and one third-party customer represented 63% of the Company's revenue, respectively. For the nine months ended April 30, 2025, one third-party tenant represented 26%, one related party tenant represented 15%, and one third-party customer represented 41% of the Company's total revenue, respectively.

For the three months ended April 30, 2024, one third-party customer and one third-party tenant represented 70% and 14% of the Company’s revenue, respectively. For the nine months ended April 30, 2024, one third-party customer represented 56%, one third-party tenant represented 27%, and one related party tenant represented 17% of the Company's revenue, respectively.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Reserve for Receivables

The allowance for credit losses reflects the Company’s best estimate of lifetime credit losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written off upon final determination that the trade accounts will not be collected. The computation of this allowance is based on the tenants’ or customers’ payment histories, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The Company did not recognize any credit loss expense during the three and nine months ended April 30, 2025 and recognized $0 and $2 thousand of credit loss expense during the three and nine months ended April 30, 2024.

Inventory and Cost of Goods Sold

Inventory consists of cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Included in inventory is inventory acquired in the Cyclo Merger that was recognized at its fair value of $270 thousand on the date of the Merger. Cost of products sold includes the acquisition cost of the products sold. The Company records a specific reserve for inventory items that are determined to be obsolete. The Company determined no reserve for obsolete inventory was necessary as of April 30, 2025. The Company did not have any inventory as of July 31, 2024.

Prepaid Clinical Expenses

Prepaid clinical expenses consist of the Company's active pharmaceutical ingredients and other raw materials for Trappsol® Cyclo™, that is expected to be used in its clinical trial program, recorded at cost. In addition, advance payments for goods or services for future research and development activities are included as prepaid clinical expenses. Prepaid clinical expenses are expensed as research and development costs as the goods are delivered or the related services are performed. Prepaid clinical expenses expected to be utilized beyond one year from the balance sheet date are classified as non-current assets.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Convertible Notes Receivable

The Company holds convertible notes receivable that are classified as available-for-sale as defined under Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities ("ASC 320"), and are recorded at fair value. Subsequent changes in fair value are recorded in accumulated other comprehensive income.

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

Variable Interest Entities

In accordance with ASC 810, Consolidation ("ASC 810"), the Company assesses whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.

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

Prior to the Merger, as defined in Note 3, the Company elected the fair value option to account for its investment in Cyclo, as the Company had significant influence over Cyclo's management. The fair value option is irrevocable once elected. The Company measured its initial investment in Cyclo at fair value and recorded all subsequent changes in fair value in earnings in the consolidated statements of operations and comprehensive loss. The Company believed the fair value option best reflected the underlying economics of the investment. The Company had determined that Cyclo was a VIE; however, prior to the Merger, the Company had determined that it was not the primary beneficiary as the Company did not have the power to direct the activities of Cyclo that most significantly impact Cyclo's economic performance. See Note 4, “Investment in Cyclo Therapeutics, LLC”.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equity Method Investments

Investments accounted for under the equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of income from operations, with a corresponding increase or decrease to the carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable.

The Company has determined that RP Finance and Day Three are VIEs. Prior to the RP Finance Consolidation, which occurred as a result of the Cornerstone Acquisition, and the Day Three Acquisition, the Company accounted for RP Finance and Day Three under the equity method of accounting. Since January 2, 2024, Day Three has been consolidated as a majority-owned subsidiary. In conjunction with the Cornerstone Acquisition on March 13, 2024, the Company reassessed its relationship with RP Finance and, as a result, the Company has consolidated RP Finance.

Cost Method Investment

Prior to the Cornerstone Acquisition, the Company had determined that Cornerstone was a VIE; however, the Company determined that it was not the primary beneficiary as the Company did not have the power to direct the activities of Cornerstone that most significantly impact Cornerstone’s economic performance. See Note 6 for additional information.

Investments - Hedge Funds

The Company accounted for its previously held investments in hedge funds in accordance with ASC 321, Investments – Equity Securities. Unrealized gains and losses resulting from the change in fair value of these securities are included in unrealized loss on investments - Hedge Funds in the consolidated statements of operations and comprehensive loss. During the nine months ended April 30, 2025, the Company requested a withdrawal of its remaining balance in Hedge Fund Investments.

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

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. No allowance for credit losses on available-for-sale securities was recognized by the Company at April 30, 2025 nor July 31, 2024.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Business Combinations

The purchase price for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, including expected future cash flows. The Company allocates any excess purchase price over the fair value of the identifiable net assets and liabilities acquired to goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company assesses the recoverability of long-lived assets, which include property and equipment, intangible assets, in-process research and development and patents, whenever significant events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset group are compared to its carrying amount to determine whether the asset group's carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results.

Due to reductions in certain operations including a layoff within the Company's Infusion Technology segment, the Company concluded that a triggering event occurred during November 2024 under ASC 360 that required the Company to evaluate long-lived assets within the Infusion Technology segment for potential impairment. Accordingly, the Company completed an analysis pursuant to ASC 360 and determined that the expected undiscounted cash flows of the asset group exceeded its carrying amount, indicating that the long-lived assets were not impaired.

For the three and nine months ended April 30, 2025 and 2024, the Company determined there was no impairment of its long-lived assets.

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

Due to reductions in certain operations including a layoff within the Company's Infusion Technology segment, the Company concluded that a triggering event occurred during November 2024 under ASC 350, Intangibles - Goodwill and Other (“ASC 350”), that required the Company to assess if there was an impairment. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test, which indicated that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company recorded an impairment charge of $3.1 million related to the Infusion Technology segment's goodwill during the nine months ended April 30, 2025. See Note 18 for further information.

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

Infusion Technology Revenue:

The Company's Infusion Technology revenue is derived from Day Three's Unlokt technology which is recognized in accordance with ASC 606. Day Three provides manufacturing services where they use proprietary technology, equipment, and processes to manufacture water-soluble product for their customers at their customer facilities. Day Three is acting as a principal in the transaction, as it is primarily responsible for fulfillment and acceptability of the services. Infusion Technology revenue is recognized over time as the Company's performance obligation is satisfied, which is generally within a 30-day period. The criterion in ASC 606-10-25-27, that the entity's performance creates or enhances an asset that the customer controls as the asset is created or enhanced, is met given that the customer is controlling the product as Day Three is performing the service on the customer's premises. Revenue is recognized over the period of performance using an output method where the number of grams produced is the output, as such method best depicts the Company's efforts to satisfy the performance obligation. Customer billings in advance of revenue recognition result in contract liabilities. As of April 30, 2025, there were no contract liabilities recognized on the consolidated balance sheets related to Infusion Technology revenue.

The cost of Infusion Technology revenue includes costs related to supplies, materials, production labor, and travel costs.

Rental Revenue:

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product Revenue:

The majority of the Company's product revenue is garnered in North America from companies in the pharmaceutical industry that are manufacturing or conducting research. In other countries, the Company sells products primarily to wholesale distributors and other third-party distribution partners.

Revenues from product sales are recognized when the customer obtains control of the product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less or the amount is immaterial. Shipping and handling costs performed after a customer obtains control of the product are treated as a fulfillment cost. The Company has identified one performance obligation in its contracts with customers which is the delivery of product. The transaction price is recognized in full when the product is delivered to the customer, which is the point at which the Company has satisfied its performance obligation.

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

Contingent milestone payments associated with acquiring rights to intellectual property are recognized when probable and estimable. These amounts are recorded as research and development expense when there is no alternative future use associated with the intellectual property. There were no such payment expenses during the three and nine months ended April 30, 2025 and 2024.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. The Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the consolidated financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the consolidated financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

The Company classifies interest and penalties on income taxes as a component of income tax expense, if any.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contingencies

The Company accrues for loss contingencies when both (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can reasonably be estimated. When the Company accrues for loss contingencies and the reasonable estimate of the loss is within a range, the Company records its best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company discloses an estimated possible loss or a range of loss when it is at least reasonably possible that a loss may have been incurred.

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

Warrants

The Company accounts for warrants to purchase shares of its Class B common stock as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480 and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Equity classified warrants are measured at fair value at their issuance date in accordance with ASC 820 “Fair Value Measurement". Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, with any subsequent changes in fair value recognized in the statement of operations in the period of change.

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the consolidated financial statements. The new guidance is effective for the Company for its fiscal year ending July 31, 2025 and in interim periods thereafter. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

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

On November 4, 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“DISE”), which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the consolidated financial statements. ASU 2024-03 is effective for all public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

NOTE 3 - CYCLO MERGER

On March 25, 2025, the Company, Cyclo, Tandem Therapeutics, Inc., a wholly-owned subsidiary of the Company (“First Merger Sub”), and Tandem Therapeutics, LLC, a wholly-owned subsidiary of the Company (“Second Merger Sub”), completed a business combination transaction pursuant to which: (i) First Merger Sub merged with and into Cyclo, with Cyclo being the surviving entity (the “First Merger”), and (ii) immediately following the First Merger, Cyclo merged with and into Second Merger Sub, with Second Merger Sub being the surviving entity (the “Surviving Entity”) of the subsequent merger (the “Second Merger” and together with the First Merger, the “Merger”). As part of the Merger:

a)	The Company issued 7,132,228 shares of its Class B common stock in exchange for 20,234,468 shares of common stock of Cyclo (“Cyclo Common Stock”) that were issued and outstanding immediately prior to March 25, 2025 (the “Closing Date”), based on an exchange ratio equal to 0.3525 (the “Exchange Ratio”);

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

b)	All compensatory options (the “Historical Cyclo Options”) to purchase Cyclo Common Stock that were outstanding immediately prior to the Merger were converted into options to acquire, on substantially similar terms and conditions, a number of shares, adjusted based on the Exchange Ratio, of the Company's Class B common stock (rounded down to the nearest whole share), at an adjusted exercise price per share based upon the Exchange Ratio (rounded up to the nearest whole cent) (the “Rollover Options”);

c)	Unless otherwise provided for in outstanding warrant agreements, all outstanding warrants to purchase Cyclo Common Stock (the “Cyclo Warrants”), other than those held by the Company (the “Rafael-Owned Cyclo Warrants”, as defined in Note 4, which were cancelled), converted into warrants to purchase 1,087,100 shares of Rafael's Class B common stock, at an adjusted exercise price per share based upon the Exchange Ratio (the “Replacement Warrants”). Certain historical Cyclo Warrants provided the holder with the right to elect to receive cash payment in lieu of receiving warrants to purchase Rafael's Class B common stock and were settled through cash payments totaling $3.6 million; and

d)	The outstanding principal and accrued interest on the Cyclo Convertible Notes, as defined in Note 5, were forgiven.

Upon consummation of, and as a result of the Merger, the Company became the primary beneficiary of Cyclo, a VIE that constitutes a business. In accordance with ASC 810, the initial consolidation of a VIE that is a business is a business combination and shall be accounted for in accordance with the provisions in ASC 805, Business Combinations (“ASC 805”).

In accordance with the guidance for a step acquisition in ASC 805, Rafael recognized goodwill on the initial consolidation of Cyclo as of the Closing Date of the Merger, measured as the excess of (a) the sum of (i) the fair value of consideration transferred, (ii) the fair value of any noncontrolling interests in the acquiree, and (iii) the fair value of previously held equity interests, over (b) the net amount of the identifiable assets acquired and liabilities assumed measured in accordance with ASC 805.

The following table presents, in accordance with ASC 805, the sum of (i) the fair value of consideration transferred, (ii) the fair value of any noncontrolling interests in the acquiree, and (iii) the fair value of previously held equity interests (amounts in thousands):

Fair value of consideration
(i) Fair value of Rafael common shares issued[1]	$14,692
Fair value of Rollover Options[2]	360
Fair value of Replacement Warrants[3]	472
Cash paid to extinguish warrants[4]	3,586
Fair value of the Cyclo Convertible Notes which were forgiven[5]	21,472
(ii) Fair value of noncontrolling interests	—
(iii) Fair value of previously held equity interests[6]	9,367
Total consideration	$49,949

(1)	The fair value of the 7,132,228 shares of Rafael Class B common stock issued was measured utilizing the share price of Rafael’s Class B common stock of $2.06, which was the closing share price on March 25, 2025.

(2)	Represents the fair value-based measure of the Rollover Options issued by the Company that is attributable to pre-Merger vesting based on the fair-value-based measure of the Cyclo Options over the requisite service period. The fair value of the Rollover Options was measured utilizing a share price of Rafael Class B common stock of $2.06 and the pre-Merger fair value of the historical Cyclo Options was measured utilizing a share price of Cyclo Common Stock of approximately $0.72, which were their respective closing share prices on March 25, 2025.

(3)	Represents the fair value of the Replacement Warrants that were measured utilizing a share price of Rafael’s Class B common stock of $2.06, which was the closing share price on March 25, 2025.

(4)	Represents the cash-settlement amount paid to the holders of certain Cyclo Warrants that exercised their rights under provisions within their warrant agreements that granted the holders an option to elect cash-settlement upon certain events. The Merger with Cyclo triggered the option to elect cash-settlement and certain holders of these certain warrants elected to receive cash payment in lieu of receiving warrants to purchase Rafael Class B common stock.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5)	Represents the outstanding principal and accrued interest on the Cyclo Convertible Notes which were forgiven as part of the Merger. At the Closing Date of the Merger, the fair value of the Cyclo Convertible Notes equaled the outstanding principal and accrued interest of $21.5 million.

(6)	Rafael’s Prior Investment in Cyclo, as defined in Note 4, represents previously held equity interests in Cyclo that were included in the purchase price at their fair values as of the closing of the Merger. Rafael's ownership of 12,998,194 shares of Cyclo Common Stock prior to the Merger was valued at $9.4 million based on the share price of Cyclo Common Stock of approximately $0.72, which was the closing share price on March 25, 2025. The Rafael-Owned Cyclo Warrants are ascribed a fair value of $0 in the measurement of previously held equity interests above as their exercise prices were greater than the share price of Cyclo Common Stock of approximately $0.72, which was the closing share price on March 25, 2025 and the Rafael-Owned Cyclo Warrants were cancelled at the consummation of the Merger.

The following table presents the preliminary fair values of the identifiable assets acquired and liabilities assumed and goodwill recognized, measured in accordance with ASC 805 (amounts in thousands):

Assets acquired and liabilities assumed
Cash	$877
Accounts receivable	112
Inventory	270
Prepaid expenses and other current assets	2,690
Property and equipment	22
Prepaid expenses, noncurrent	1,592
Other assets	27
Intangible assets - customer relationships	1,040
Acquired In Process Research & Development (IPR&D)	30,000
Accounts payable	(5,759)
Accrued expenses	(171)
Convertible notes due to Rafael	—
Other current liabilities	(20)
Deferred tax liabilities	(9,002)
Other liabilities	(7)
Total identifiable net assets acquired	$21,671

Goodwill	$28,278

The purchase accounting related to the Merger remains preliminary, primarily due to the ongoing evaluation of (1) the accuracy and completeness of pre-Merger deferred tax balances, including transaction costs, net operating losses, and the applicable state tax rate, and (2) the potential limitations on acquired tax attributes under Section 382 of the Internal Revenue Code (“Section 382”), which may restrict the future utilization of net operating losses and other tax benefits. The outcome of the Section 382 analysis may significantly impact the valuation of the IPR&D and deferred tax liabilities recognized in the Merger, with related adjustments to goodwill derived from these amounts, and the assessment of any required valuation allowance on acquired deferred tax assets. The final purchase accounting will be completed within the one-year measurement period following the Closing Date of the Merger.

The Company incurred transaction costs of $1.0 million, of which $0.2 million and $1.0 million were incurred during the three and nine months ended April 30, 2025, respectively, for consulting, legal, accounting, and other professional fees that have been expensed as general and administrative expenses, as incurred, in connection with the Merger.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To value the IPR&D and Customer Relationships, the Company utilized the Multi-Period Excess Earnings Method (“MPEEM”), under the Income Approach. The method considers the present value of excess earnings generated by Cyclo’s IPR&D and customers after taking into account the cost to realize the revenue, charges for contributory assets and an appropriate discount rate to reflect the time value and risk associated with the invested capital. IPR&D acquired represents Cyclo’s research and development activities related to its lead drug candidate Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). The acquired Customer Relationships are related to Cyclo’s Specialty Chemicals business. The identifiable intangible assets associated with Customer Relationships are being amortized on a straight-line basis over their preliminary estimated useful lives of eight years. IPR&D is considered an indefinite lived asset.

The Merger has been treated as a tax-free reorganization and therefore Cyclo’s tax basis in the assets acquired and liabilities assumed will carry over. Accordingly, the Company recognized net deferred tax liabilities associated with the Merger of $9.0 million.

The goodwill acquired, which is not tax deductible, represents the excess of the purchase price over the fair values of the net identifiable assets of the business acquired.

Post-Merger operating results

The following table reflects Cyclo's revenue and loss from operations included in Rafael's consolidated statement of operations subsequent to the Closing Date of the Merger:

(in thousands)	Three and nine months ended April 30, 2025
Product revenue	$221
Loss from operations	(2,967)

Pro Forma Financial Information

In addition to the Merger, Rafael previously acquired Cornerstone in a series of transactions that closed on March 13, 2024,(see Note 6). The following unaudited pro forma condensed combined financial information has been prepared to present first, the combination on a pro forma basis of the historical consolidated financial statements of Rafael and Cornerstone, after giving effect to the Cornerstone Restructuring, the Cornerstone Acquisition, and the RP Finance Consolidation and second, the historical financial statements of Cyclo, after giving effect to the Merger, as if each of the transactions had occurred on August 1, 2023.

The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the Cornerstone Restructuring, the Cornerstone Acquisition, the RP Finance Consolidation, and the Merger with Cyclo had taken place on the date noted above, or of results that may occur in the future.

(unaudited, in thousands)	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Revenue	$472	$538	$1,230	$1,481
Loss from operations	(9,832)	(8,484)	(33,491)	(121,193)
Net loss attributable to common stockholders	(7,638)	(3,311)	(28,679)	(54,836)

The pro forma loss from operations for the nine months ended April 30, 2024 includes $2.4 million of transaction costs related to the Merger, of which $1.4 million was incurred by Cyclo, of which $0.3 million and $1.4 million is recorded in Cyclo's historical financial statements for the three and nine months ended April 30, 2025, respectively, and $1.0 million was incurred by Rafael, of which $0.2 million and $1.0 million is reported in Rafael's historical financial statements for the three and nine months ended April 30, 2025, respectively.

The pro forma loss from operations for the nine months ended April 30, 2024 includes the IPR&D expense of $89.9 million, related to the IPR&D asset acquired in the Cornerstone Acquisition with no alternative future use, which is reported in Rafael's historical financial statements for the quarter ended April 30, 2024 and the year ended July 31, 2024.

The pro forma net loss from operations attributable to common stockholders for the nine months ended April 30, 2024 includes a gain of $31.3 million on the recovery of receivables from Cornerstone and the recognition of a net loss attributable to noncontrolling interests of Cornerstone of $30.7 million, which are reported in Rafael's historical financial statements for the quarter ended April 30, 2024 and the year ended July 31, 2024, respectively.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – INVESTMENT IN CYCLO THERAPEUTICS, LLC.

On May 2, 2023, the Company entered into a Securities Purchase Agreement with Cyclo (the "Cyclo SPA"). The Company purchased from Cyclo (i) 2,514,970 common shares (the “Purchased Shares”) and (ii) a warrant to purchase 2,514,970 common shares with an exercise price of $0.71 per share (the “May Warrant”), at a combined purchase price of $0.835 for one Purchased Share and a May Warrant to purchase one share, for an aggregate purchase price of $2.1 million. The May Warrant was exercisable until August 1, 2030.

On August 1, 2023, pursuant to a Securities Purchase Agreement (the “Cyclo II SPA”) dated June 1, 2023, the Company purchased an additional 4,000,000 shares of common stock (the “Cyclo II Shares”), and received a warrant to purchase an additional 4,000,000 Shares (the “Cyclo II Warrant”), for an aggregate purchase price of $5,000,000. The Cyclo II Warrant had an exercise price of $1.25 per share and was exercisable until August 1, 2030.

On October 20, 2023, the Company exercised the May Warrant to purchase 2,514,970 common shares at an exercise price of $0.71 per share, pursuant to a Securities Purchase Agreement dated October 20, 2023, and received a new warrant (the “Cyclo III Warrant”) to purchase 2,766,467 common shares at an exercise price of $0.95 per share. The Cyclo III Warrant was exercisable until October 20, 2027. Both the Cyclo II Warrant and Cyclo III Warrant (collectively, the “Rafael-Owned Cyclo Warrants”) are subject to the restriction that exercise(s) do not convey more than 49% ownership to the Company (the “Cyclo Blocker”). Upon exercise of the May Warrant, the Company recognized a realized gain of $424 thousand.

On December 23, 2024, Rafael exercised its discretionary conversion option under the Cyclo Convertible Notes (refer to Note 5) converting $2.5 million in outstanding principal amount of the Cyclo Convertible Note III, issued on August 21, 2024, into 3,968,254 shares of Cyclo Common Stock. Following the Conversion, Rafael’s ownership increased to 12,998,194 shares, representing ownership of 39.5% of the outstanding Cyclo Common Stock.

Prior to the Merger, William Conkling, who served as Rafael's CEO, was a member of Cyclo’s Board of Directors.

Prior to the Merger, the Company had determined that Cyclo was a VIE; however, the Company determined that it was not the primary beneficiary as the Company did not have the power to direct the activities of Cyclo that most significantly impacted Cyclo’s economic performance and, therefore, was not required to consolidate Cyclo.

Prior to the Merger, Rafael’s ownership of 12,998,194 shares of outstanding Cyclo Common Stock and the Rafael-Owned Cyclo Warrants are collectively referred to herein as “Rafael’s Prior Investment in Cyclo”. The total aggregate fair value of Rafael’s Prior Investment in Cyclo is included as "Investments - Cyclo", on Rafael’s consolidated balance sheets.

The Company elected to account for its investment in Cyclo under the fair value option, with subsequent changes in fair value recognized as Unrealized (gain) loss on investment - Cyclo in the consolidated statements of operations and comprehensive loss. During the three and nine months ended April 30, 2025, the Company recognized unrealized losses of $1.4 million and $5.1 million, respectively, related to its investment in Cyclo common stock and warrants attributed to the decrease in the market price of Cyclo's common stock prior to the Cyclo Merger. During the three and nine months ended April 30, 2024, the Company recognized an unrealized loss of $4.4 million and an unrealized gain of $3.2 million, respectively, related to its investment in Cyclo.

On March 25, 2025, Rafael consummated the Merger with Cyclo. As part of the Merger, Rafael's Prior Investment in Cyclo represented previously held equity interests in Cyclo that were included in the purchase consideration at their fair values as of the closing of the Merger. See Note 3 for additional information regarding the Merger.

NOTE 5 – CONVERTIBLE NOTES RECEIVABLE, DUE FROM CYCLO THERAPEUTICS, LLC.

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

Also on October 8, 2024, Rafael entered into an Amendment to Convertible Promissory Notes whereby the maturity dates of the Cyclo Convertible Note I and the Cyclo Convertible Note II were amended to be December 21, 2024, such that each of the Cyclo Convertible Notes that were outstanding as of October 8, 2024 had a maturity date of December 21, 2024 as of the date of this amendment. The maturity date of the Cyclo Convertible Notes was subsequently amended, as discussed below.

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

Also on February 4, 2025, Rafael entered into an Amendment to Convertible Promissory Notes whereby the maturity date of each of the Cyclo Convertible Notes was amended to be March 31, 2025.

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

The Cyclo Convertible Note I, the Cyclo Convertible Note II, the Cyclo Convertible Note III, the Cyclo Convertible Note IV, the Cyclo Convertible Note V, the Cyclo Convertible Note VI, the Cyclo Convertible Note VII, the Cyclo Convertible Note VIII, the Cyclo Convertible Note IX, and the Cyclo Convertible Note X are collectively referred to as the “Cyclo Convertible Notes”.

Prior to the Merger with Cyclo, the Cyclo Convertible Notes were required to be accounted for at fair value pursuant to ASC 825, Financial Instruments (“ASC 825”), at their respective dates of issuance and in subsequent reporting periods, as the Company elected to account for its prior investment in Cyclo Common Stock under the fair value option. The Company had elected to present interest income from the Cyclo Convertible Notes, together with the changes in fair value of the Cyclo Convertible Notes in unrealized gain/loss on convertible notes due from Cyclo on the consolidated statements of operations and comprehensive loss.

On March 25, 2025, Rafael consummated the Merger with Cyclo. As part of the Merger, the outstanding principal and accrued interest on the Cyclo Convertible Notes were forgiven and their fair values as of the Closing Date of the Merger, which equaled the outstanding principal and accrued interest through that date, is included in the purchase consideration of the Merger. See Note 3 for additional information regarding the Merger.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - CORNERSTONE RESTRUCTURING, CORNERSTONE ACQUISITION, AND RP FINANCE CONSOLIDATION

Prior to the Cornerstone Restructuring, Rafael (directly via certain of its subsidiaries, and through an equity method investment in RP Finance) held certain debt and equity investments in Cornerstone, which are described in Note 7.

Restructuring of Cornerstone

On March 13, 2024, Rafael, Cornerstone, and other holders of debt and equity securities of Cornerstone agreed to various transactions which effected a recapitalization and restructuring of the outstanding debt and equity interests in Cornerstone. In the Cornerstone Restructuring, Rafael obtained shares of common stock of Cornerstone (“Cornerstone Common Stock”) that gave the Company control over approximately 67% of the outstanding voting interests of Cornerstone (the “Cornerstone Acquisition”). For accounting purposes, Rafael was determined to be the acquirer, as the Company has been determined to be the primary beneficiary of Cornerstone, a VIE, in accordance with ASC 810. For Rafael, the Cornerstone Acquisition is the result of the Cornerstone Restructuring. As part of the Cornerstone Restructuring:

(i)	All issued and outstanding shares of Cornerstone’s preferred stock and non-voting common stock converted into shares of Cornerstone Common Stock (the “Mandatory Common Conversion”) on a one-for-one basis, which shares of Cornerstone Common Stock were then subjected to the Reverse Stock Split (as defined below), including the conversion of Rafael's 60,673,087 shares of Cornerstone’s Series D Preferred Stock into 6,067,306 shares of post-Reverse Stock Split Cornerstone Common Stock;

(ii)	Cornerstone offered shares of Cornerstone’s Common Stock to all holders of Cornerstone’s promissory notes convertible into Cornerstone Series C preferred stock (the “Series C Convertible Notes”) who were Accredited Investors with the purchase price to be paid through conversion of the outstanding principal amount and accrued interest on their Series C Convertible Notes held by each holder into Common Stock at the Cornerstone Restructuring Common Stock Price as described below (the “Series C Convertible Notes Exchange”). Approximately 94% of the outstanding Series C Convertible Notes participated in the Series C Convertible Notes Exchange, and $15.5 million of principal and accrued interest outstanding on the Series C Convertible Notes was converted into 15,739,661 shares of post-Reverse Stock Split Cornerstone Common Stock. Series C Convertible Notes with an aggregate principal and accrued interest amount of $0.9 million remaining outstanding, of which Series C Convertible Notes with an aggregate principal and accrued interest amount of $93 thousand were amended in the Cornerstone Restructuring to (A) extend the maturity date thereof to May 31, 2028 and (B) provide that, on conversion thereof, the converting holder will receive shares of Cornerstone Common Stock. The holders of these amended Series C Convertible Notes that remain outstanding waived such holders’ rights in connection with the Cornerstone Restructuring. Series C Convertible Notes with an aggregate principal and accrued interest amount of $0.8 million remained outstanding and were not amended in connection with the Cornerstone Restructuring. The principal and accrued interest are included in Convertible Notes on the consolidated balance sheets;

(iii)	Rafael converted the approximately $30.6 million of the outstanding principal and accrued interest under the RFL Line of Credit (as defined in Note 6) into 30,080,747 shares of post-Reverse Stock Split Cornerstone Common Stock. The conversion of the RFL Line of Credit, inclusive of accrued interest, into equity in Cornerstone represents a recovery of a previously written-off asset, and the Company recorded the recovery in accordance with ASC 326, by recognizing a gain of $30.6 million, in conjunction with and immediately prior to the Cornerstone Restructuring equal to the fair value of the Cornerstone Common Stock, up to the amount of principal and accrued interest on the instrument, that was received in settlement of the RFL Line of Credit in connection with the Cornerstone Restructuring. Upon the consummation of the Cornerstone Acquisition, the investment was eliminated as Cornerstone became a majority-owned subsidiary of Rafael and the difference between the investment’s carrying value and its fair value included in purchase consideration, which is based on the value of Cornerstone’s Common Stock, resulted in a gain of $7.3 million that was recorded to the Company’s additional paid-in capital given the related party nature of the transaction;

(iv)	Rafael converted the approximately $2.1 million of the outstanding principal and accrued interest pursuant to the 2023 Promissory Note (as defined in Note 6) into 2,116,932 shares of post-Reverse Stock Split Cornerstone Common Stock. Prior to the Cornerstone Restructuring, the Company recorded the 2023 Promissory Note at its fair value as the security was classified as available-for-sale. The 2023 Promissory Note is included in the consideration paid at its fair value (which was deemed to be the fair value of the Cornerstone Common Stock received) in the Cornerstone Acquisition in accordance with ASC 810-10-30-4. The Company recognized a gain of $0.6 million for the realization of previously unrealized gains on the fair value of the 2023 Promissory Note in other comprehensive loss;

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(v)	Cornerstone and RP Finance amended the RPF Line of Credit (as defined in Note 7) to (i) extend the maturity date of the approximately $21.9 million in borrowings thereunder to May 31, 2028, (ii) limit the number of shares to be issued thereunder in respect of anti-dilution protection provided for therein in connection with the Cornerstone Restructuring and to provide RP Finance 3,658,368 shares of post-Reverse Stock Split Cornerstone Common Stock so that following the Cornerstone Restructuring, RP Finance holds six percent (6%) of the outstanding Common Stock of Cornerstone (the “RPF 6% Top Up Shares”), (iii) terminate any anti-dilution protection in respect of such ownership interest following consummation of the Cornerstone Restructuring, and (iv) terminate all future lending obligations of RP Finance under the RPF Line of Credit (as so amended, the “Amended RPF Line of Credit”);

(vi)	Rafael invested an additional $1.5 million in cash in exchange for 1,546,391 shares of post-Reverse Stock Split Cornerstone Common Stock;

(vii)	Cornerstone amended and restated its certificate of incorporation, to, among other things, effect a reverse split of all of Cornerstone’s capital stock on a one-for-ten basis (the “Reverse Stock Split”), set the number of authorized shares of Cornerstone Common Stock to be sufficient for issuance of the Common Stock in the Cornerstone Restructuring and eliminate the authorized preferred stock not required to be authorized as a result of the Mandatory Common Conversion;

(viii)	Cornerstone amended prior agreements in place giving certain parties rights to designate members of the Board and those rights have been eliminated. All directors are elected by the Cornerstone stockholders and as the majority stockholder, Rafael can control that vote. The Company has entered into a voting agreement (the “Voting Agreement”) whereby Rafael has agreed to maintain three directors of Cornerstone that are independent of Rafael; and

(ix)	Cornerstone increased the available reserve of Cornerstone Common Stock for grant to employees, consultants and other service providers to approximately 10% of Cornerstone’s fully diluted capital stock (the “Reserve Increase”).

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

Consolidation of RP Finance

RP Finance, an entity in which the Company owns a 37.5% equity interest (previously accounted for as an equity method investment of Rafael), and in which an entity associated with members of the family of Howard S. Jonas holds an additional 37.5% equity interest, holds debt and equity investments in Cornerstone (which is included in the Company’s 67% equity ownership interest in Cornerstone). In conjunction with the Cornerstone Acquisition, the Company reassessed its relationship with RP Finance and, as a result of the Cornerstone Restructuring and resulting Cornerstone Acquisition, determined that RP Finance is still a VIE and that the Company is now considered the primary beneficiary of RP Finance as the Company now holds the ability to control repayment of the RPF Line of Credit, which directly impacts RP Finance’s economic performance. Therefore, the Company has consolidated RP Finance as a result of the Cornerstone Acquisition (the “RP Finance Consolidation”). The RP Finance Consolidation is accounted for as an acquisition of a VIE that is not a business in accordance with U.S. GAAP as RP Finance does not meet the definition of a business under U.S. GAAP.

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

Pro Forma Financial Information

The unaudited pro forma condensed combined financial information prepared to present first, the combination on a pro forma basis of the historical financial statements of Rafael and Cornerstone, after giving effect to the Cornerstone Restructuring, the Cornerstone Acquisition, and the RP Finance Consolidation and second, the historical financial statements of Cyclo, after giving effect to the Merger, as if each of the transactions had collectively occurred on August 1, 2023, has been presented in Note 3 of these consolidated financial statements.

IPR&D Sale

On February 5, 2025, Cornerstone entered into an Asset Purchase Agreement with Synhale Therapeutics, pursuant to which Cornerstone sold and assigned certain assets, rights, and obligations. The assets transferred include products, intellectual property, assigned agreements, acquired data, and regulatory filings, among others, which were previously charged to IPR&D expense. The total purchase price for these assets consists of an upfront payment of $100 thousand, with potential milestone payments. Cornerstone recognized a gain on sale of $100 thousand which is included in other income, net in the consolidated statements of operations and comprehensive loss.

NOTE 7 – INVESTMENT IN CORNERSTONE

Cornerstone is a clinical stage, cancer metabolism-based therapeutics company focused on the development and commercialization of therapies that seeks to exploit the metabolic differences between normal cells and cancer cells.

Prior to the Cornerstone Restructuring described in Note 6, Rafael (directly via certain of its subsidiaries, and through an equity method investment in RP Finance) held certain debt and equity investments in Cornerstone which included:

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

(d)	a $720 thousand receivable balance due from Cornerstone, which was fully reserved for by the Company due to the Data Events; and

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(e)	loans in the aggregate amount of $21.9 million by RP Finance to Cornerstone under a Line of Credit Agreement which provided for a revolving commitment of up to $50 million to fund clinical trials and other capital needs (the “RPF Line of Credit”, see Note 7). The Company owns 37.5% of the equity interests in RP Finance and was required to fund 37.5% of funding requests from Cornerstone under the RPF Line of Credit. RP Finance also holds 261,230 post-Reverse Stock Split shares of Cornerstone Common Stock (“RPF Historical Cornerstone Shares”), issued to RP Finance in connection with entering into the RPF Line of Credit representing 12% of the issued and outstanding shares of Cornerstone Common Stock prior to the Cornerstone Restructuring, with such ownership interest subject to anti-dilution protection as set forth in the RPF Line of Credit agreement. The Company accounted for its investment in RP Finance under the equity method.

Due to the Data Events on October 28, 2021, the Company recorded a full impairment for the assets recorded related to Rafael’s cost method investment in Cornerstone, the amounts due to Rafael under the RFL Line of Credit, and its investment in RP Finance.

A trust for the benefit of the children of Howard S. Jonas (Chairman of the Board, Chief Executive Officer, President and Executive Chairman and Member of the Board of Cornerstone) holds a financial instrument (the “Instrument”) that owns 10% of Pharma Holdings. The Instrument holds a contractual right to receive additional shares of Cornerstone capital stock equal to 10% of the fully diluted capital stock of Cornerstone (the “Bonus Shares”) upon the achievement of certain milestones, each of which the Company has determined not to be probable. The additional 10% is based on the fully diluted capital stock of Cornerstone, at the time of issuance. If any of the milestones are met, the Bonus Shares are to be issued without any additional payment.

Prior to the Cornerstone Restructuring described in Note 6, the Company indirectly owned 51% of the issued and outstanding equity in Cornerstone and had certain governance rights, with approximately 8% of the issued and outstanding equity owned by the Company’s subsidiary CS Pharma and 43% owned by the Company’s subsidiary Pharma Holdings.

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

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests. See Note 6 for additional information regarding the Cornerstone Restructuring transaction.

NOTE 8 – INVESTMENT IN RP FINANCE, LLC

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

The Company owns 37.5% of the equity interests in RP Finance, an entity associated with members of the family of Howard S. Jonas owns 37.5% of the equity interests in RP Finance, and the remaining 25% equity interests in RP Finance are owned by other stockholders of Cornerstone.

RP Finance had funded a cumulative total of $21.9 million to Cornerstone under the RPF Line of Credit, of which the Company had funded a cumulative total of $9.375 million in accordance with its 37.5% ownership interests in RP Finance. Due to the Data Events, the amounts funded had been fully reserved.

Prior to the Cornerstone Restructuring and resulting RP Finance Consolidation described in Note 8, the Company had determined that RP Finance was a VIE; however, the Company had determined that it was not the primary beneficiary as the Company did not have the power to direct the activities of RP Finance that most significantly impacted RP Finance’s economic performance and, therefore, was not required to consolidate RP Finance. Therefore, the Company used the equity method of accounting to record its investment in RP Finance.

On March 13, 2024, Cornerstone consummated the Cornerstone Restructuring of its outstanding debt and equity interests. As part of the Cornerstone Restructuring, Cornerstone and RP Finance amended the RPF Line of Credit agreement. See Note 6 for additional information regarding the Cornerstone Restructuring transaction.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - CONVERTIBLE NOTES PAYABLE

As of April 30, 2025, Cornerstone has $686 thousand in principal, and $254 thousand of accrued interest thereon, of Series C Convertible Notes outstanding (the “Series C Convertible Notes”). The Series C Convertible Notes accrue interest at a rate of 3.5% per annum and are due, together with accrued interest, one year (unless amended) from the date of issuance and automatically accelerate upon the sale of Cornerstone in its entirety or the sale or license of substantially all of Cornerstone’s assets or intellectual property. The Series C Convertible Notes (including all accrued and unpaid interest thereon) automatically convert into the same class of securities (including stock warrants) sold in a Cornerstone equity financing (i) where Cornerstone receives gross proceeds of at least $10,000,000 from Institutional Investors (a “Qualified Financing”), or (ii) from an underwritten initial public offering (“IPO”). The conversion price of the Series C Convertible Notes upon a Qualified Financing shall be the lesser of (i) 90% of the price per share (or unit) at which the securities in the Qualified Financing are sold, or (ii) $1.25 price per share (or unit) (whichever is less) at the holder’s selection of (i) or (ii), and 90% of the share price per share (or unit) at which securities in an IPO are first sold.

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

Of the Series C Convertible Notes outstanding as of April 30, 2025:

(a)	Series C Convertible Notes with an aggregate principal amount of $614 thousand remain outstanding and were not amended in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes as of April 30, 2025 is $229 thousand and is recorded in accrued expenses on the consolidated balance sheet. In the Cornerstone Acquisition, Rafael recorded these Series C Convertible Notes as current liabilities at the value of their aggregate principal amount of $614 thousand, and $205 thousand of accrued interest thereon recorded in accrued expenses on the consolidated balance sheet as of the date of the Cornerstone Acquisition, as these values approximate their fair values. As of April 30, 2025, these Series C Convertible Notes are currently in default as they are beyond the maturity date; and

(b)	Series C Convertible Notes with an aggregate principal amount of $72 thousand were amended in the Cornerstone Restructuring to (i) extend the maturity date thereof to May 31, 2028 and (ii) provide that, on conversion thereof, the converting holder will receive shares of Cornerstone Common Stock. The holders of these amended Series C Convertible Notes that remain outstanding waived such holders’ rights in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes as of April 30, 2025 is $25 thousand. In the Cornerstone Acquisition, Rafael recorded these Series C Convertible Notes as noncurrent liabilities at their fair value of $70 thousand, which considers the aggregate principal plus accrued interest. The Company will accrete the fair value of these Series C Convertible Notes to the value of the principal plus accrued interest thereon as of the date of the Cornerstone Acquisition as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of these amended Series C Convertible Notes.

During the three and nine months ended April 30, 2025, the Company recorded $6 thousand and $18 thousand, respectively, of interest expense in relation to the Cornerstone Series C Convertible Notes to interest expense on the consolidated statements of operations and comprehensive loss.

During the three and nine months ended April 30, 2024, the Company recorded $4 thousand of interest expense in relation to the Cornerstone Series C Convertible Notes, to interest expense on the consolidated statements of operations and comprehensive loss.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	April 30, 2025	July 31, 2024
	(in thousands)
Accrued expenses, current
Accrued bonuses	$615	$654
Accrued professional fees	258	437
Accrued payroll expenses	331	441
Accrued interest	229	213
Other accrued expenses	433	53
Total accrued expenses, current	1,866	1,798

Creditor payable, noncurrent	3,445	2,982
Total accrued expenses	$5,311	$4,780

In the Cornerstone Acquisition, Rafael assumed a forbearance agreement, signed by Cornerstone on June 2, 2023, with a major creditor (the “Creditor”) of Cornerstone to which Cornerstone owed approximately $10.5 million arising from unpaid amounts in connection with work performed and costs incurred by the Creditor under previous work orders. The outstanding balance does not bear interest. As part of Cornerstone’s plan to seek new capitalization, it paid $2.0 million following the execution of a change order on July 21, 2023. Cornerstone also agreed to an additional payment of $2.0 million upon the issuance of an FDA authorization to market any product of Cornerstone (the “FDA Approval Payment”). In the event Cornerstone completes a capital transaction which results in an aggregate of $100 million in additional capital received after January 1, 2023, Cornerstone agrees to pay an additional $4.0 million to the Creditor within 15 days of such capital transaction (the “Capital Raise Payment”). In exchange for Cornerstone’s agreement to make timely payments of the above-mentioned sums due in the Agreement, and after the payment of the FDA Approval Payment and the Capital Raise Payment, the Creditor will waive approximately $2.5 million of outstanding debt representing all remaining amounts due to the Creditor.

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

As part of the Cornerstone Acquisition, the creditor payable was recognized by the Company as an assumed liability and measured at its fair value of $2.7 million as of the date of the Cornerstone Acquisition. The Company will accrete the fair value of the creditor payable to the amount payable of $8.5 million owed to the Creditor as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of the forbearance agreement. The Company recorded $81 thousand of accretion in relation to the creditor payable recorded to interest expense in the consolidated statements of operations and comprehensive loss for both the three and nine months ended April 30, 2024. The Company recorded $156 thousand and $462 thousand of accretion in relation to the creditor payable recorded to interest expense in the consolidated statements of operations and comprehensive loss for the three and nine months ended April 30, 2025, respectively.

The carrying value of the creditor payable was $3.4 million and $3.0 million as of April 30, 2025 and July 31, 2024, respectively, and is included in accrued expenses, noncurrent on the consolidated balance sheets.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – CONVERTIBLE NOTES RECEIVABLE

On March 8, 2024, Day Three entered into a convertible note subscription agreement with a third-party company, Steady State LLC. Steady State LLC promises to pay Day Three $1.0 million, together with interest, on October 16, 2026. The convertible note accumulates simple interest at an annual rate equal to the lesser of: (i) the Bank of England base rate (updated on the first business day of each quarter) plus eight (8) percentage points, or (ii) 15% (computed on the basis of 365 days per year). Upon the closing and funding of a bona fide offering of equity securities by Steady State, LLC in an aggregate amount of at least $5.0 million, the convertible note will automatically convert into the number of membership interests equal to the outstanding principal plus accrued and unpaid interest divided by eighty percent (80%) of the price per membership unit in the offering. If no such financing occurs by maturity, Day Three may elect to convert the note into equity based on a pre-money valuation of $74,456,278. In the event of a business combination, the note converts into preferred equity or entitles the holder to the greater of the outstanding balance or the value of equity that would have been received upon conversion. The note is secured by a second-priority lien on certain assets and is subordinated to senior indebtedness under a separate loan agreement.

In March 2025, Day Three Labs Manufacturing received a convertible promissory note with a principal amount of $500,000 from SoRSE Technology Corporation ("SoRSE"), a Delaware corporation, as part of the DTLM Sale Transactions, as defined in Note 13. The note bears interest at an annual rate of 4%, commencing on the 91st day following the issuance date. The note matures 18 months from the issuance date unless earlier converted. If SoRSE completes a qualified Series B financing within 90 days of issuance, the note automatically converts into Series B-3 preferred stock at the lower of (i) the lowest price paid by any investor in the financing or (ii) a valuation cap of $14,200,000. In the event of a sale, the note converts into common stock at the transaction valuation. If neither event occurs, Day Three Labs Manufacturing may elect to convert the note into the most senior class of capital stock at the lesser of (i) a $14,200,000 valuation or (ii) the lowest valuation used in any equity financing within the prior three years. The note is unsecured and subordinate to any future secured obligations.

The Company's convertible notes receivable are classified as available-for-sale and recorded at fair value (see Note 15).

NOTE 12 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

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

As of the date of the LipoMedix SPA, there was an outstanding loan balance including principal of $400 thousand and accrued interest of $21.8 thousand owed by LipoMedix to the Company on a note made by LipoMedix in favor of the Company issued in March 2021. The amount due on the loan was netted against the approximately $3.0 million aggregate purchase price due to LipoMedix, resulting in a cash payment by the Company of approximately $2.6 million in exchange for the 15,975,000 shares purchased. As a result of the share purchase, the Company’s ownership of LipoMedix increased to approximately 84% with a noncontrolling interest of approximately 16%. The Company recorded approximately $8 thousand to adjust the carrying amount of the noncontrolling interest to reflect the Company’s increased ownership interest in LipoMedix’ net assets.

On February 9, 2023, the Company entered into a Share Purchase Agreement with LipoMedix to purchase 70,000,000 ordinary shares at $0.03 per share for an aggregate purchase price of $2.1 million (the “2023 LipoMedix SPA”). As a result of the share purchase, the Company’s ownership of LipoMedix increased to approximately 95% with a noncontrolling interest of approximately 5%. The Company recorded approximately $16 thousand to adjust the carrying amount of the noncontrolling interest to reflect the Company’s increased ownership interest in LipoMedix’ net assets.

NOTE 13 – INVESTMENT IN DAY THREE LABS INC.

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

The following table summarizes the purchase consideration transferred in the Day Three Acquisition as defined in ASC 805:

(in thousands)	Purchase Consideration
Cash consideration	$200
Accrued consideration	200
Exchange of Day Three Promissory Notes for Common Stock	2,000
Fair value of previously held interests(1)	742
Total purchase consideration	$3,142

(1)	The Company remeasured its previously held equity interest in Day Three immediately before the Day Three Acquisition, previously accounted for under the equity method of accounting, to its fair value (determined using the implied enterprise value based on the purchase price multiplied by the ratio of the number of shares previously held to total shares, as of the acquisition date) and recognized a loss of $1.6 million recorded on the consolidated statements of operations and comprehensive loss as a loss on initial investment in Day Three upon acquisition during the quarter ended January 31, 2024.

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

Included in the acquired liabilities assumed in the Day Three Acquisition is a non-interest bearing installment note payable of $2.5 million (the "DTLM Note Payable"). The installment note was recognized by Day Three in relation to a 2021 asset purchase agreement for certain patents related to extraction technology which are used in Day Three Lab Manufacturing's Infusion Technology services. The assumed installment note payable had a balance of $800 thousand due January 2024 (which was paid in January 2024) and the remaining $1.7 million due in November 2024.

On March 20, 2024, Day Three amended and restated its certificate of incorporation to, among other things, effect a one-for-one-thousand reverse split of all of Day Three’s common stock (the “DTL Reverse Stock Split”).

On May 1, 2024, Rafael entered into a stock purchase agreement with Day Three to purchase 7,194 shares of common stock at a purchase price of $173.75 per share for an aggregate purchase price of $1.25 million, $1 million of which was funded through the relief of an existing intercompany receivable. As a result of the transaction, and as of April 30, 2025, Rafael has an 84% ownership interest in Day Three.

Due to reductions in certain operations including a layoff, the Company concluded that in accordance with ASC 350 and ASC 360, a triggering event occurred during November 2024, which required the Company to assess if goodwill or long-lived assets were impaired.

In accordance with ASC 360, the Company completed an analysis and determined that the expected undiscounted cash flows of the long-lived asset group exceeded its carrying amount, indicating that the long-lived assets were not impaired.

In accordance with ASC 350, the Company performed a quantitative goodwill impairment test, which indicated that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company recorded an impairment charge of $3.1 million related to goodwill during the nine months ended April 30, 2025. See Note 18 for more information.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2025, Day Three Labs Manufacturing entered into a series of transactions (the “DTLM Sale Transactions”) with SoRSE and the holder of the DTLM Note Payable pursuant to which they sold certain assets in exchange for a $500,000 non-interest bearing convertible promissory note (see Note 11) and were relieved of the liability under the DTLM Note Payable in exchange for shares of Day Three Labs Manufacturing common stock. As a result of the DTLM Sale Transactions, which were contemplated and accounted for as a single transaction, the holder of the DTLM Note Payable owns 20% of the outstanding shares of Day Three Labs Manufacturing. Pursuant to the DTLM Sale Transactions, Day Three Labs Manufacturing also licensed specific applications of their Unlokt™ technology patents to SoRSE, effective through the patents' expiration. The Company recognized a gain of $30 thousand as a result of the DTLM Sale Transactions which is included in Other income, net on the consolidated statements of operations and comprehensive loss during the three and nine months ended April 30, 2025.

NOTE 14 – INVESTMENTS IN MARKETABLE SECURITIES

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

On November 19, 2024, the Company sold its investments in available-for-sale securities and cash equivalents for cash proceeds totaling $52.9 million. The sale resulted in a net loss of approximately $16 thousand, which is recognized in the consolidated financial statements during the nine months ended April 30, 2025. The transaction was executed to reallocate assets to better align with the Company's strategic goals.

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

During the three and nine months ended April 30, 2025, the Company reclassified $0 and $178 thousand of unrealized gains, respectively, out of accumulated other comprehensive income related to the sale of available-for-sale securities into realized gain (loss) on available-for-sale securities. During the three and nine months ended April 30, 2024, the Company reclassified approximately $945 thousand and $1.5 million, respectively, of unrealized gains out of accumulated other comprehensive loss related to the sale of available-for-sale securities into realized gain on available-for-sale securities.

Marketable securities in an unrealized loss position as of July 31, 2024 were not deemed impaired at acquisition. Effective August 1, 2023, the Company evaluates subsequent unrealized losses to determine whether the decline in fair value has resulted from credit losses or other factors. No such credit losses have been identified during the three and nine months ended April 30, 2025.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of April 30, 2025 and July 31, 2024 are as follows:

	April 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Convertible note receivable classified as available-for-sale	$—	$—	$1,719	$1,719
Total	$—	$—	$1,719	$1,719

	July 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Available-for-sale securities - Corporate and U.S. Agency Bonds	$—	$59,298	$—	$59,298
Available-for-sale securities - U.S. Treasury Bills	3,967	—	—	3,967
Investment in Cyclo - Common Stock	10,746	—	—	10,746
Convertible notes receivable, due from Cyclo	—	—	5,191	5,191
Investment in Cyclo - Warrants	—	—	1,264	1,264
Hedge funds	—	—	2,547	2,547
Convertible note receivable classified as available-for-sale	—	—	1,146	1,146
Total	$14,713	$59,298	$10,148	$84,159

As of April 30, 2025 and July 31, 2024, the Company did not have any liabilities measured at fair value on a recurring basis.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Balance, beginning of period	$18,474	$6,794	$10,148	$6,905
Withdrawal from Hedge Fund Investments	—	—	(2,547)	(2,500)
Unrealized gain on Hedge Fund	—	(3)	—	(118)
Investment in Cyclo Warrants	—	—	—	1,338
Unrealized loss on Cyclo Warrants	(750)	(513)	(1,264)	650
Funding of Cyclo Convertible Notes	4,500	—	19,500
Change in fair value of Cyclo Convertible Notes	383	—	(719)	—
Conversion of Cyclo Convertible Note	—	—	(2,500)	—
Forgiveness of Cyclo Convertible Notes in the Cyclo Merger	(21,472)	—	(21,472)	—
Unrealized gain on Convertible note receivable, related party	—	739	—	742
Realized gain on convertible note receivable, related party released from accumulated other comprehensive income	—	(663)	—	(663)
Conversion of convertible note receivable, related party	—	(2,000)	—	(2,000)
Unrealized gain on convertible note receivable	—	53	—	53
Issuance of new convertible notes receivable	500	1,000	500	1,000
Change in fair value of Convertible note receivable classified as available-for sale	84	—	73	—
Balance, end of period	$1,719	$5,407	$1,719	$5,407

Hedge funds classified as Level 3 include investments and securities which may not be based on readily observable data inputs. The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. Therefore, these assets are classified as Level 3. During the nine months ended April 30, 2025, the Company requested a withdrawal of its remaining balance in Hedge Fund Investments and recognized a realized loss of $2 thousand upon the withdrawal's approval.

Available-for-sale securities classified as Level 3 include convertible notes receivable which may not be based on readily observable data inputs. The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security. The fair value of these assets is estimated using a scenario-based analysis based on the probability-weighted present value of future investment returns, considering each of the possible outcomes available to us, including cash repayment, equity conversion, and collateral transfer scenarios. Estimating the fair value of the convertible notes receivable requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Therefore, these assets are classified as Level 3.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	April 30, 2025	July 31, 2024
	(in thousands)
Accounts receivable - third party	$603	$338
Accounts receivable - related party	56	333
Less allowance for credit losses	(245)	(245)
Accounts receivable, net	$414	$426

NOTE 17 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30, 2025	July 31, 2024
	(in thousands)
Building and improvements	$2,505	$2,505
Machinery and equipment	22	552
Other	80	81
	2,607	3,138
Less accumulated depreciation and amortization	(993)	(1,018)
Total	$1,614	$2,120

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation and amortization expense pertaining to property and equipment was approximately $30 thousand and $69 thousand for the three months ended April 30, 2025 and 2024, respectively. Depreciation expense and amortization expense pertaining to property and equipment was approximately $129 thousand and $136 thousand for the nine months ended April 30, 2025 and 2024, respectively.

NOTE 18 - GOODWILL AND INTANGIBLE ASSETS

Impairment

The Company tests goodwill for impairment at the reporting unit level annually at May 31 or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.

During November 2024, the Company identified a triggering event that required an impairment test for its long-lived assets and goodwill balances within its Infusion Technology reporting unit in accordance with ASC 360 and ASC 350, respectively. The triggering event was identified due to reductions in certain operations including a layoff within the Company's Infusion Technology segment. The Company performed an interim impairment analysis of the Infusion Technology reporting unit as of November 30, 2024.

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

In accordance with ASC 350, the Company performed a quantitative goodwill impairment test that utilized a combination of an income and market approach to assess the fair value of the reporting unit as of November 30, 2024. The income approach utilized a discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, and perpetual growth rate, while the guideline public company market approach used guideline public company revenue multiples from a selection of comparable public companies. The Company determined that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company recorded the impairment charge of $3.1 million within loss on impairment of goodwill in the condensed consolidated statement of operations. The loss on impairment of goodwill relates to the Company's Infusion Technology Segment.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

The following is a summary of goodwill by reportable segment as of and for the nine months ended April 30, 2025:

	Healthcare	Real Estate	Infusion Technology	Consolidated
	(in thousands)
Balance as of July 31, 2024	$—	$—	$3,050	$3,050
Impairment charge	—	—	(3,050)	$(3,050)
Cyclo Merger	28,278	—	—	$28,278
Balance as of April 30, 2025	$28,278	$—	$—	$28,278

Intangible assets

The following is a summary of intangible assets at April 30, 2025:

	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Customer Relationships	8	$1,040	$(13)	$1,027
Total Intangible Assets		$1,040	$(13)	$1,027

The following is a summary of intangible assets at July 31, 2024:

	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intellectual Property	15	$1,885	$(73)	$1,812
Non-compete Agreements	2	50	(15)	35
Total Intangible Assets		$1,935	$(88)	$1,847

As part of the DTLM Sale Transactions in March 2025, Day Three Labs Manufacturing sold all non-compete agreements and licensed specific applications of their Unlokt™ technology patents to SoRSE, effective through the patents' expiration. See Note 13 for more information.

Amortization expense for the next five years and thereafter for intangible assets is estimated to be as follows for years ending:

Year Ending July 31,	(in thousands)
Remainder of 2025	$33
2026	130
2027	130
2028	130
2029	130
Thereafter	474
Total	$1,027

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization of intangible assets totaled $32 thousand and $51 thousand for the three months ended April 30, 2025 and 2024, respectively. Amortization of intangible assets totaled $109 thousand and $51 thousand for the nine months ended April 30, 2025 and 2024, respectively, and is included in depreciation and amortization expense within the consolidated statements of operations and comprehensive loss.

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

The following table summarizes the Company’s potentially dilutive securities which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Shares issuable upon exercise of stock options	1,033,409	638,409	1,033,409	638,409
Shares issuable upon vesting of restricted stock	578,578	686,560	578,578	686,560
Shares issuable upon exercise of warrants	1,087,100	—	1,087,100	—
	2,699,087	1,324,969	2,699,087	1,324,969

The diluted loss per share computation equals basic loss per share for the three and nine months ended April 30, 2025 and 2024 because the Company had a net loss in all such periods and the impact of the assumed vesting of restricted shares, exercise of stock options, and exercise of warrants would have been anti-dilutive.

The following table summarizes the basic and diluted loss per share calculations (in thousands, except for share and per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(4,051)	$(62,293)	$(18,589)	$(60,149)
Net income (loss) attributable to noncontrolling interests	728	(29,942)	(163)	(30,207)
Net loss attributable to Rafael Holdings, Inc.	$(4,779)	$(32,351)	$(18,426)	$(29,942)

Denominator:
Weighted average diluted shares	25,238,501	23,777,493	25,131,655	23,687,781

Loss per share attributable to common stockholders
Basic and diluted:	$(0.19)	$(1.36)	$(0.73)	$(1.26)

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 20 – RELATED PARTY TRANSACTIONS

IDT Corporation

IDT Corporation (“IDT”), a related party through common ownership and some common members of management, has historically maintained a due to/from balance that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT as the relevant persons were also providing services to IDT. IDT billed the Company approximately $61 thousand and $80 thousand for services during the three months ended April 30, 2025 and 2024, respectively. IDT billed the Company approximately $221 thousand and $227 thousand for services during the nine months ended April 30, 2025 and 2024, respectively. The Company had balances due to IDT of $61 and $296 thousand, at April 30, 2025 and July 31, 2024, respectively, included in due to related parties.

IDT currently leases approximately 3,600 square feet of office space and parking space in our real estate asset. The Company invoiced IDT approximately $28 thousand and $27 thousand for the three months ended April 30, 2025 and 2024, respectively. The Company invoiced IDT approximately $84 thousand and $81 thousand for the nine months ended April 30, 2025 and 2024, respectively. As of April 30, 2025 and July 31, 2024, IDT owed the Company approximately $55 thousand and $332 thousand, respectively, for office rent and parking plus Israeli value added tax.

Related Party Rental Income

The Company leased space to related parties (including IDT Corporation – see above) which represented approximately 8% and 8% of the Company's total revenue for the three months ended April 30, 2025 and 2024, respectively, and approximately 15% and 17% of the Company’s total revenue for the nine months ended April 30, 2025 and 2024, respectively.

Howard S. Jonas, Chairman of the Board, Chief Executive Officer, President and Executive Chairman

On July 31, 2023, eight trusts, each for the benefit of a child of Howard S. Jonas, the Company’s Executive Chairman, Chief Executive Officer, President and Chairman of the Board, with independent trustees, transferred an aggregate of 787,163 shares of Class A common stock of the Company (representing all of the issued and outstanding shares of the Class A common stock of the Company, and 51.3% of the aggregate voting power of all issued and outstanding shares of capital stock of the Company) to a limited partnership. Howard S. Jonas is the sole manager of the sole general partner of the limited partnership and, therefore, has sole voting and dispositive power over the shares of Class A common stock held by the limited partnership. Following the transfer, Mr. Jonas is the controlling stockholder of the Company and the Company is a controlled company as defined in Section 303A of the New York Stock Exchange Listed Company Manual.

During the three and nine months ended April 30, 2025, the Company paid Sam Beyda, who served as the Chief Executive Officer and a Director of Day Three and who is Howard S. Jonas’ son-in-law, wages of $42 thousand, and wages of $115 thousand plus a bonus of $21 thousand, respectively.

NOTE 21 – INCOME TAXES

During the three months ended April 30, 2025 and 2024, the Company recognized a benefit from income taxes of $2.4 million and $2.6 million on loss before income tax of $6.5 million and $64.9 million, respectively. The change in income tax benefit in relation to the loss before income tax was primarily due to differences in the amount of taxable loss in the various taxing jurisdictions and the associated valuation allowances.

During the nine months ended April 30, 2025 and 2024, the Company recorded a benefit from income taxes of $2.4 million and $2.6 million on loss before income tax of $21.0 million and $62.3 million, respectively. The change in income tax benefit in relation to the loss before income taxes was primarily due to differences in the amount of taxable loss in the various taxing jurisdictions and the associated valuation allowances. As of April 30, 2025 and 2024, the Company had a full valuation allowance on the total net deferred tax asset balance.

In accordance with the State of New Jersey’s Technology Business Tax Certificate Transfer Program, which allowed certain high technology and biotechnology companies to sell unused net operating loss carryforwards ("NOLs") to other New Jersey-based corporate taxpayers, the Company received approximately $2.4 million for the sale of the Company's prior period NOLs totaling $28.6 million which was recorded in the benefit from income taxes in the consolidated statements of operations and comprehensive loss for the three and nine months ended April 30, 2025. The Company received approximately $2.6 million for the sale of the Company's prior period NOLs totaling $31.6 million in the third quarter of fiscal 2024 which was recorded in the benefit from income taxes in the consolidated statements of operations and comprehensive loss for the three and nine months ended April 30, 2024.

The Company completed the acquisition of Cyclo in March 2025 and the Company has not conducted a Section 382 analysis with respect to this acquisition or on the Company itself. Consequently, the impact of ownership changes on the utilization of tax attributes remains uncertain.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Healthcare segment is comprised of a majority equity interest in LipoMedix, Barer, Cornerstone, Cyclo, and Rafael Medical Devices. Following the Cyclo Merger, the Healthcare segment has generated $243 thousand of product revenue during the three months ended April 30, 2025.

The Real Estate segment consists of the Company’s real estate holdings, which are currently comprised of a portion of a commercial building in Israel.

The Infusion Technology segment is comprised of a majority equity interest in Day Three. Revenues associated with the Infusion Technology segment include Infusion Technology revenue derived from Day Three's Unlokt technology.

Operating results for the business segments of the Company are as follows:

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Three Months Ended April 30, 2025
Revenues	$243	$42	$77	$362
Loss (income) from operations	(5,884)	(60)	31	(5,913)

Three Months Ended April 30, 2024
Revenues	$—	$262	$74	$336
Loss from operations	(92,782)	(362)	(17)	(93,161)

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Nine Months Ended April 30, 2025
Revenues	$243	$93	$231	$567
Loss from operations	(12,596)	(3,787)	(13)	(16,396)

Nine Months Ended April 30, 2024
Revenues	$—	$262	$210	$472
Loss (income) from operations	(98,476)	(362)	56	(98,782)

Total assets by segment are not provided to or reviewed by the CODM.

Geographic Information

Healthcare Segment

Revenue from the Healthcare segment was generated entirely from customers located in the United States.

Infusion Technology Segment

Revenue from the Infusion Technology segment is entirely from customers located in the United States.

Real Estate Segment

Revenue from the Real Estate segment was generated entirely from tenants located in Israel.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets

Net property, plant, and equipment and total assets summarized by geographic area are as follows:

(in thousands)	United States	Israel	Total
April 30, 2025
Property, plant and equipment, net	$1,333	$281	$1,614
Total assets	105,972	2,124	108,096

July 31, 2024
Property, plant and equipment, net	$783	$1,337	$2,120
Total assets	93,434	3,398	96,832

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

One worldwide license agreement requires Cornerstone to reimburse the other party for costs associated with filing and defending various patents worldwide. Payment obligations under this license agreement remain in effect until the last underlying patents granted under the license agreement expire in their respective countries. The last patent expired in 2019. License maintenance fees are currently $20,000 per year and continue for the term of the agreement, which expires in 2026. The license maintenance fees are replaced by minimum royalties of $10,000 during the first year following governmental approval to market products and escalates to $1,000,000 during the term of the agreement. Cornerstone is also responsible to pay fees on any sub-licensing of the licensed patents. Cornerstone may credit each annual license maintenance fee in full against all royalties and sublicensing fees due during the same calendar year. Cornerstone may terminate the license agreement upon 90 days’ notice. Either party may terminate the license agreement if the other party commits any material breach of any covenant or promise and does not cure such breach within 30 days of the receipt of written notice of such material breach. In May 2017, Cornerstone renegotiated the agreement referred to as the “second license” In exchange for a waiver of certain product development milestones, Cornerstone modified the agreement to pay a low single digit percentage royalty for a duration of five years on Net Sales of product sold after the expiration of the licensed patent and potentially up to eight years. As of April 30, 2025, there are no products being marketed which are covered by the patents under the license agreement.

The remaining minimum payments required under the license agreement, assuming the agreement is not terminated by Cornerstone, excluding any escalation for receiving government marketing approval subsequent to July 31, 2018, are $20,000 per year. The agreement may continue until January 1, 2029 (if not earlier terminated).

Cornerstone’s second license continues until the termination of the later of the last to expire patent or royalty obligation under the agreement on a country-by-country basis (currently, or as otherwise provided in the license agreement). Fifty percent of the maintenance fee payments, up to $1.1 million, may be credited against the potential future royalty payments, calculated on a single digit percentage of net sales, as defined, that Cornerstone would have to make to the license holder should royalties be paid. The agreement may be terminated on 15 days’ written notice after default by the other party if said default is not cured within 30 days of receipt of notice by the defaulting party. In addition, Cornerstone may terminate the agreement on 15 days’ written notice to the license holder. Royalties are due based on Gross Sales, as defined, for products sold relating to patented and unpatented technology, and shall terminate on the 15th anniversary of the first commercial sale of the product in the corresponding country or territory. Sublicense payments are due in connection with any sublicense fees received relating to patented and non-patented products related to the patented technology and proprietary know-how, as provided in the agreement. As of April 30, 2025, there were no products being marketed which are covered by the patents under the license agreement. There were no additional annual license maintenance fees required beyond 2010.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As part of a royalty agreement, Cornerstone is obligated to pay royalties, based upon percentage (low single digit) of net sales, to Altira Capital and Consulting LLC (“Altira”), a consolidated subsidiary of the Company. The royalty obligations remain in effect, on a country-by-country basis, until the last to expire patent claims associated with such products and services expire or are no longer in force. No payments have been made in connection with a royalty pool. As of April 30, 2025, the last to expire patent claim is to remain in force until fiscal 2034.

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

As of April 30, 2025, the Company has repurchased 101,487 of its Class B common stock for a total cost of $168 thousand under the 2023 Share Repurchase Program.

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

On August 19, 2021, the Company entered into a Securities Purchase Agreement (the “Institutional Purchase Agreement”) with certain third-party institutional investors (the “Institutional Investors”) and a Securities Purchase Agreement with I9Plus, LLC (the “Jonas Purchase Agreement”), an entity affiliated with Howard S. Jonas, the Chairman of the Board of Directors of the Company. On August 24, 2021, the Company issued 2,833,425 shares of Class B common stock (the “Institutional Shares”), par value $0.01 per share, to the Institutional Investors, at a purchase price equal to $35.00 per share, for aggregate gross proceeds of approximately $99.2 million, before deducting placement agent fees and other offering expenses. Additionally, pursuant to the Jonas Purchase Agreement, the Company issued 112,501 shares of Class B common stock to I9Plus, LLC, at a purchase price equal to $44.42 per share, which was equal to the closing price of a share of the Class B common stock on the New York Stock Exchange on August 19, 2021 (the “Jonas Offering”). The Jonas Offering resulted in additional aggregate gross proceeds of approximately $5.0 million. The total net proceeds from the issuance of shares were $98.0 million after deducting transaction costs of $6.2 million.

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

In March 2018, the Company established its 2018 Equity Incentive Plan. On January 19, 2022, the Company's stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan and, following January 19, 2022, no new grants are to be awarded under the 2018 Equity Incentive Plan. Existing grants under the 2018 Equity Incentive Plan will not be impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants, and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. On January 19, 2022, the Company filed a Registration Statement on Form S-8 registering 1,919,025 shares of Class B common stock reserved for issuance under the 2021 Plan. On November 28, 2022, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 696,770, which the stockholders approved on January 23, 2023. On January 9, 2025, the Company's Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 750,000, which the stockholders approved on January 13, 2025. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 3,365,795 shares. As of April 30, 2025, there were 172,068 shares still available for issuance under the 2021 Plan.

On July 6, 2022, pursuant to the I9 SPA dated June 22, 2022 with I9 Plus, LLC, an entity affiliated with members of the family of Howard S. Jonas, the Company sold 3,225,806 shares of the Company’s Class B common stock to I9 Plus, LLC at a price per share of $1.86 and an aggregate sale price of $6 million.

Employment Agreement

On June 13, 2022, the Company entered into an employment agreement with Howard S. Jonas (who serves as the Chairman of the Board, Chief Executive Officer, President and Executive Chairman of the Company) (the “Employment Agreement”), which provides, among other things: (i) a term of five years (subject to extension unless either party elects not to renew); (ii) an annual base salary of $260,000, of which $250,000 is payable through the issuance of restricted shares of the Company’s Class B common stock with the value of the shares based upon the volume weighted closing price of the Class B Stock on the NYSE on the thirty days ending with the NYSE trading day immediately preceding the issuance to be issued within thirty days of the date of the Employment Agreement (the “Start Date”) and each annual anniversary, and such shares vesting, contingent on Mr. Jonas’ remaining in continuous service to the Company, in substantially equal amounts on the three, six, nine and twelve month anniversaries of the Start Date or annual anniversary; and (iii) a grant of restricted shares of Class B common stock with a value of $600,000, issuable within 30 days with the value of the shares based upon the volume weighted closing price of the Class B common stock on the NYSE on the 30 days ending with the NYSE trading day immediately preceding the issuance and such shares, and vesting, contingent on Mr. Jonas remaining in continuous service to the Company, in substantially equal amounts on the first and second annual anniversaries of the Start Date. On June 19, 2024, the Employment Agreement was amended to provide an annual base salary of $294,000, of which $250,000 is payable through the issuance of Class B common stock in accordance with the terms defined above.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2024	638,409	$9.55	8.39	$—
Granted	395,000	1.98	—	—
Expired	—	—	—	—
Cancelled / Forfeited	—	—	—	—
Outstanding at April 30, 2025	1,033,409	$6.65	8.51	$—
Exercisable at April 30, 2025	236,561	$2.83	7.67	$—

At April 30, 2025, there were unrecognized compensation costs related to non-vested stock options of $1.5 million, which are expected to be recognized over the next 3.9 years from April 30, 2025.

The fair value of options granted during the three months ended April 30, 2025 used the following assumptions and key inputs:

April 30, 2025
Risk-free interest rate	4.10%
Expected term (in years)	6.25
Expected volatility	87%
Expected dividend yield	—%

The weighted average fair value per share of stock options granted during the three months ended April 30, 2025 was $1.50.

Rafael Medical Devices Stock Options

The Rafael Medical Devices 2022 Equity Incentive Plan (the “RMD 2022 Plan”) was created and adopted by the Company in May 2022. The RMD 2022 Plan allows for the issuance of up to 10,000 shares of Class B common stock which may be awarded in the form of incentive stock options or restricted shares.

In connection with the conversion of Rafael Medical Devices from a Delaware corporation to a Delaware limited liability company, Rafael Medical Devices adopted the Rafael Medical Devices, LLC 2023 Equity Incentive Plan (the “RMD 2023 Plan”) in August 2023. The RMD 2023 Plan allows for issuance of up to 46,125 Class A Units. There were 46,125 Units available for issuance under the RMD 2023 Plan as of April 30, 2025.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity for Rafael Medical Devices, LLC is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2024	43,878	$10.00	9.01	$—
Cancelled / Forfeited	(14,625)	10.00	—	—
Outstanding at April 30, 2025	29,253	$10.00	8.26	$—
Exercisable at April 30, 2025	16,228	$10.00	8.26	$—

At April 30, 2025, the total unrecognized compensation related to stock option awards granted was $115 thousand, which the Company expects to recognize over a weighted average period of approximately 2.3 years.

Cornerstone Stock Options

Cornerstone has outstanding stock options and non-qualified options to purchase Cornerstone's common stock which were granted under Cornerstone's 2009 and 2018 Stock Incentive Plans (the “Plans”), as well as additional options issued during a prior capital raise.

At April 30, 2025, there were 1,004,341 options outstanding granted under the Plans that are vested with a weighted average exercise price of $24.17 per share and a weighted average remaining contractual term of 4.4 years. The fair value of outstanding options granted under the Plans assumed during the Cornerstone Acquisition were determined to be de minimis.

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

Cyclo Stock Options

As part of the Cyclo Merger, Historical Cyclo Options to purchase Cyclo Common Stock, issued under Cyclo's 2021 Equity Incentive Plan, that were outstanding immediately prior to the Merger were converted into options to purchase, on substantially similar terms and conditions, 618,702 shares of Rafael's Class B common stock at an adjusted exercise price per share based upon the Exchange Ratio (the "Rollover Options").

At April 30, 2025, there were 618,702 Rollover Options outstanding with a weighted average exercise price of $5.84 and weighted average remaining contractual term of 8.3 years. At April 30, 2025, the total unrecognized compensation related to Rollover Options was $53 thousand, which the Company expects to recognize over a weighted average period of approximately four years.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Replacement Warrants

As part of the Merger with Cyclo, all outstanding warrants to purchase Cyclo Common Stock (other than those held by Rafael, which were cancelled) were automatically converted into warrants to purchase 1,087,100 shares of Rafael Class B common stock, at an adjusted exercise price per share based upon the Exchange Ratio.

The following table presents the number of common stock warrants outstanding:

Replacement Warrants issued as part of the Cyclo Merger on March 25, 2025	1,087,100
Expired	(28,198)
Warrants outstanding, April 30, 2025	1,058,902

The following table presents the number of common stock warrants outstanding, their exercise price, and expiration dates as of April 30, 2025 (the names below refer to the related Cyclo transaction prior to the Merger):

Name	Warrants Issued	Exercise Price	Expiration Date
December 2018 Units Offering Warrant	12,407	$184.41	12/21/2025
Placement Agent Warrants April 2020 Think Equity Tail	783	$31.21	9/27/2025
August 2020 PIPE Warrant	64,543	$42.56	8/27/2027
2020 Public Offering	380,253	$14.19	12/11/2025
Placement Agent Warrants December 2020 Maxim	20,268	$17.73	12/11/2025
April 2023 PIPE Warrants	253,280	$2.01	4/20/2030
October 2023 Warrant Exchange	327,368	$2.70	10/23/2027
	1,058,902

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

(Unaudited)

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

On June 13, 2024, the Company issued 159,016 shares of Class B restricted stock to Howard S. Jonas.

On January 6, 2025, the Company issued 84,918 shares of Class B restricted stock to certain members of its Board of Directors.

On January 13, 2025, the Company issued 270,000 shares of Class B restricted stock to employees of, and consultants to the Company.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2024	608,540	$2.99
Granted	354,918	1.92
Cancelled / Forfeited	(7,500)	7.40
Vested	(377,380)	2.50
Non-vested shares at April 30, 2025	578,578	$2.59

At April 30, 2025, there was $0.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 3.7 years.

A summary of the stock-based compensation expense for the Company’s equity incentive plans is presented below (in thousands):

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2025	2024	2025	2024
General and administrative	$308	$443	$1,091	$1,618
Research and development	45	53	123	242
Total stock-based compensation expense	$353	$496	$1,214	$1,860

NOTE 25 – LEASES

The Company is the lessor of the Israeli property which is leased to tenants under net operating leases expiring in 2025 and 2027. Lease income included on the consolidated statements of operations and comprehensive loss was $77 thousand and $74 thousand for the three months ended April 30, 2025 and 2024, respectively. Lease income included on the consolidated statements of operations and comprehensive loss was $231 thousand and $210 thousand for the nine months ended April 30, 2025 and 2024, respectively. During the three and nine months ended April 30, 2025 and 2024, no real estate property taxes were included in rental income.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of April 30, 2025, under a non-cancellable operating lease are as follows:

Years Ending July 31,	Related Parties	Other	Total
	(in thousands)
2025	$20	$43	$63
2026	—	181	181
2027	—	188	188
Thereafter	—	31	31
Total Minimum Future Rental Income	$20	$443	$463

The related party tenant has the right to terminate the Israeli lease upon four months’ notice.

NOTE 26 – SUBSEQUENT EVENTS

On April 23, 2025, William Conkling resigned as Chief Executive Officer and President of Rafael Holdings, Inc., effective May 31, 2025. On April 23, 2025, the Company’s Board of Directors elected Howard S. Jonas, the Company’s Executive Chairman and Chairman of the Board, as the Company’s Chief Executive Officer and President, effective June 1, 2025.

On June 1, 2025, the Company entered into a consulting arrangement with Mr. Conkling providing for monthly fees of approximately $8 thousand and the accelerated vesting of all stock options and restricted stock in the Company held by Mr. Conkling. The consulting arrangement is effective from June 1, 2025 until terminated by either party. Mr. Conkling will not be receiving any cash severance.

On June 4, 2025, the Company concluded a rights offering (the “Rights Offering”). In connection with the Rights Offering, the Company distributed, at no charge, to each holder of record (collectively, the “Eligible Holders”) of (i) its Class A common stock, (ii) Class B common stock, and (iii) certain warrants to purchase Class B common stock with an initial issuance date of December 11, 2020 (the “Warrants”), in each case, as of May 9, 2025 (the “Record Date”), non-transferable rights (the “Subscription Rights”) to subscribe for and purchase shares of Class B common stock. Each Subscription Right entitled the holder to purchase 0.603 of a share of Class B common stock at a price of $1.28 per share (which represented a discount of 25% to the then trailing twenty-day average closing price of the Class B common stock on the NYSE). The aggregate subscription price of all shares of Class B common stock offered in the Rights Offering was $25.0 million.

In connection with the Rights Offering, the Company, entered into a Standby Purchase Agreement (the “Purchase Agreement”) with Howard S. Jonas, the Company’s Chief Executive Officer, President, Executive Chairman and Chairman of the Board providing that within ten days after the closing of the Rights Offering, the Standby Purchaser will purchase (or arrange for the purchase from one of more related parties) from the Company in a private placement (the “Backstop Private Placement”) any shares of Class B common stock included in the Rights Offering that were not subscribed for and purchased by Eligible Holders (collectively, the “Backstop Securities”) for the same per share subscription price payable by Eligible Holders electing to exercise their Subscription Rights in the Rights Offering. Mr. Jonas did not receive any fee or other payment in connection with the Purchase Agreement.

On June 4, 2025, the Company closed the Rights Offering with the exercise of Subscription Rights for aggregate gross proceeds of $4.0 million, resulting in the issuance of an aggregate of 3,130,480 shares of the Company’s Class B common stock. Due to Mr. Jonas’ previously disclosed commitment to backstop the Rights Offering through the Backstop Private Placement, Mr. Jonas and related parties did not exercise their Subscription Rights.

Under the terms of the Purchase Agreement, the Company issued and sold to certain parties related to Mr. Jonas and his family an aggregate of 16,400,770 shares of Backstop Securities for an aggregate purchase price of approximately $21 million (the “Backstop Purchase”). The Backstop Securities represent the shares of the Company’s Class B common stock that remained unsubscribed for by the stockholders of the Company as of the expiration of the subscription period of the Company’s Rights Offering.

The Company estimates the net proceeds of the Rights Offering and Backstop Purchase to be approximately $24.9 million. After the closing of the Rights Offering and Backstop Purchase, the Company has approximately 50,879,164 shares of its Class B common stock outstanding.

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

Overview

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a holding company with interests in clinical and early-stage pharmaceutical companies, including (i) Cyclo Therapeutics LLC. (“Cyclo Therapeutics” or “Cyclo”), a wholly-owned clinical stage biotechnology company dedicated to developing Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder, (ii) a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company, (iii) Barer Institute Inc. (“Barer”), a wholly-owned preclinical cancer metabolism research operation, (iv) and a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company. We also hold a majority interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries, and a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s technology and innovation like Unlokt™. The Company’s primary focus is to invest in and expand our investment portfolio through opportunistic and strategic investments including therapeutics, which address high unmet medical needs. Since the closing, in March 2025, of the Merger, the Company has focused its efforts on making Trappsol® Cyclo™ its lead clinical program. In light of that change in strategic focus, the Company is currently evaluating its operating entities (and portfolio of assets) to ensure the future focus of its resources on core assets and specifically the Trappsol® Cyclo™ clinical and development efforts.

Historically, the Company owned real estate assets. As of April 30, 2025, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining revenue generating real estate asset.

In May 2023, the Company first invested in Cyclo Therapeutics. Cyclo is a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for NPC1. NPC1 is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017, the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC1. Initial patient enrollment in the U.S. Phase I study commenced in September 2017 and in May 2020, Cyclo announced Top Line data showing Trappsol® Cyclo™ was well tolerated in this study. Cyclo is currently conducting a Phase 3 Clinical Trial evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C1. On March 25, 2025, the Company consummated a merger with Cyclo whereby Cyclo became a wholly-owned subsidiary of the Company. See Note 3 for more information on the Company’s Merger with Cyclo. The Company intends to fund the TransportNPC Phase 3 clinical trial for Trappsol® Cyclo™ for the treatment of Niemann Pick C to its 48-week interim analysis, with results expected later this month, and focus its efforts on Trappsol® Cyclo™ as its lead clinical program. At that point, the Company will make a determination as to whether or not to file an NDA for Trappsol® Cyclo™.

LipoMedix is a clinical stage Israeli company focused on the development of a product candidate that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of April 30, 2025, the Company’s ownership interest in LipoMedix was approximately 95%. LipoMedix has completed various clinical stages of Promitil® including Phase 1A (solid tumors) and 1B (as single agent and in combination with capecitabine and/or bevacizumab in colorectal cancer). A total of 149 patients have been treated with Promitil® as a single agent, or in combination with other anticancer drugs or radiotherapy, under the framework of a phase 1A and two 1B clinical studies and under named patient approval for compassionate use.

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

The Company owns a 37.5% equity interest in RP Finance LLC (“RP Finance”), which was, until March 13, 2024 (the date of the RP Finance Consolidation, as described in Note 6 to the Consolidated Financial Statements, accounted for under the equity method. RP Finance is an entity associated with members of the family of Howard S. Jonas (Executive Chairman, Chief Executive Officer, President, Chairman of the Board, and controlling stockholder of the Company) which holds 37.5% equity interest of RP Finance. RP Finance holds debt and equity investments in Cornerstone. In October 2021, Cornerstone received negative results of its Avenger 500 Phase 3 study for devimistat in pancreatic cancer as well as a recommendation to stop its ARMADA 2000 Phase 3 study due to a determination that the trial would unlikely achieve its primary endpoint (the “Data Events”). Due to the Data Events, RP Finance fully impaired its then debt and equity investments in Cornerstone.

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests (the “Cornerstone Restructuring”). As a result of the Cornerstone Restructuring, Rafael became a 67% owner of the issued and outstanding common stock of Cornerstone (the “Cornerstone Acquisition”), and Cornerstone became a consolidated subsidiary of Rafael. The Cornerstone Acquisition is accounted for as an acquisition of a variable interest entity that is not a business in accordance with U.S. GAAP. The Company was determined to be the accounting acquirer for financial reporting purposes. In conjunction with the Cornerstone Restructuring and Cornerstone Acquisition, the Company reassessed its relationship with RP Finance, and as a result determined that RP Finance is still a variable interest entity and that the Company became the primary beneficiary of RP Finance as the Company now holds the ability to control repayment of the RP Finance Line of Credit which directly impacts RP Finance’s economic performance. Therefore, following the Cornerstone Restructuring and Cornerstone Acquisition, the Company consolidated RP Finance (the “RP Finance Consolidation”). See Note 6 to the Consolidated Financial Statements for additional information on the Cornerstone Restructuring, Cornerstone Acquisition, and RP Finance Consolidation. The Company is currently reviewing Cornerstone’s current efforts, prospects and available resources to determine the optimal operational direction.

In May 2021, the Company formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, Rafael Medical Devices sold an aggregate 31.6% equity interest to third parties for $925,000. In February 2025, the Company invested approximately $582,000 in cash, and Rafael Medical Devices raised approximately $45,000 from third parties in exchange for Rafael Medical Devices' Class A Units. Following the foregoing financing transactions, the Company holds a 73% equity interest in Rafael Medical Devices. On December 11, 2024, Rafael Medical Devices received a substantial equivalence determination for the VECTR System from the Food and Drug Administration's (“FDA”) in response to Rafael Medical Devices’ 510(k) premarket notification. The FDA’s clearance of the VECTR System is for use in minimally invasive ligament or fascia release surgeries, such as carpal tunnel release in the wrist and cubital tunnel release in the elbow. The VECTR System has been classified into Class II and is subject to special controls (performance standards). The Company’s development of future products will depend upon the success of the VECTR System and our Company’s ability to identify attractive opportunities in the marketplace.

In April 2023, the Company first invested in Day Three, a company which empowers third-party manufacturers to reimagine their existing cannabis offerings enabling them to bring to market better, cleaner, more precise and predictable versions by utilizing Day Three’s technology and innovation like Unlokt™. In January 2024, the Company entered into a series of transactions with Day Three and certain shareholders, acquiring a controlling interest of Day Three and subsequently consolidating Day Three's results (the “Day Three Acquisition”). On March 14, 2025, Day Three Labs Manufacturing, a majority owned subsidiary of Day Three, entered into an Asset Purchase Agreement and Licensing Agreement (the “DTLM Sale Agreement”), pursuant to which they sold assets and licensed certain applications of their Unlokt™ technology used in their cannabinoid ingredient manufacturing business. See Note 13 to the Consolidated Financial Statements for additional information.

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

Healthcare segment

Results of operations for our Healthcare segment were as follows:

	Three Months Ended April 30,		Change
	2025	2024	$	%
	(in thousands)
Product revenue	$243	$—	$243	100%
Cost of product revenue	(9)	—	(9)	(100)%
General and administrative	(3,102)	(1,636)	(1,466)	(90)%
Research and development	(3,003)	(1,212)	(1,791)	(148)%
IPR&D expense	—	(89,861)	89,861	100%
Depreciation and amortization	(13)	(73)	60	82%
Loss from operations	$(5,884)	$(92,782)	$86,898	94%

	Nine Months Ended April 30,		Change
	2025	2024	$	%
	(in thousands)
Product revenue	$243	$—	$243	100%
Cost of product revenue	(9)	—	(9)	(100)%
General and administrative	(7,794)	(6,190)	(1,604)	(26)%
Research and development	(5,021)	(2,313)	(2,708)	(117)%
In-process research and development	—	(89,861)	89,861	100%
Depreciation and amortization	(15)	(112)	97	87%
Loss from operations	$(12,596)	$(98,476)	$85,880	87%

The Healthcare segment is comprised of the activities of Barer, LipoMedix, Farber, Cornerstone, Cyclo, and Rafael Medical Devices. As of April 30, 2025, we held a 100% interest in Barer and Cyclo, a 95% interest in LipoMedix, a 93% interest in Farber, a 67% interest in Cornerstone, and a 73% interest in Rafael Medical Devices.

Product revenue. Total revenue for the Healthcare segment for the three and nine months ended April 30, 2025, increased to approximately $243 thousand compared to $0 for the three and nine months ended April 30, 2024. This increase is primarily due to the inclusion of product revenue generated by Cyclo following the Cyclo merger.

General and administrative expenses. General and administrative expenses consist mainly of payroll, stock-based compensation expense, benefits, facilities, consulting and professional fees. The increase in general and administrative expenses during the three and nine months ended April 30, 2025 compared to the three and nine months ended April 30, 2024 are due to an increase in legal and professional fees due to the Cyclo Merger. Additionally, the inclusion of Cyclo's general and administrative expenses following the completion of the Merger which occurred in the three months ended April 30, 2025, contributed to the increase. These costs were partially offset by a decrease in stock-based compensation.

Research and development expenses. Research and development expenses increased for the three and nine months ended April 30, 2025 and 2024 compared to the corresponding periods of the prior fiscal year. Research and development expenses are derived from activity at Cyclo, Barer, LipoMedix, Farber, Cornerstone, and Rafael Medical Devices, with the majority of the expenses in the current year periods from activities at Cyclo. The increases stem primarily from the inclusion of expenses of Cyclo following the Cyclo Merger in March 2025 as well as ongoing research and development activities at Lipomedix and Cornerstone.

Infusion Technology segment

Results of operations for our Infusion Technology segment were as follows:

	Three Months Ended April 30,		Change
	2025	2024	$	%
	(in thousands)
Infusion Technology revenue	42	262	(220)	84%
Cost of Infusion Technology revenue	(31)	(85)	54	64%
General and administrative	(37)	(225)	188	84%
Research and development	—	(314)	314	(100)%
Depreciation and amortization	(34)	—	(34)	(100)%
Loss from operations	(60)	(362)	302	83%

	Nine Months Ended April 30,		Change
	2025	2024	$	%
	(in thousands)
Infusion Technology revenue	$93	$262	$(169)	(65)%
Cost of Infusion Technology revenue	(106)	(85)	(21)	(25)%
Loss on impairment of goodwill	(3,050)	—	(3,050)	(100)%
General and administrative	(292)	(225)	(67)	(30)%
Research and development	(255)	(314)	59	19%
Depreciation and amortization	(177)	—	(177)	(100)%
Loss from operations	$(3,787)	$(362)	$(3,425)	(946)%

The Infusion Technology segment is comprised of our majority equity interest in Day Three, which was acquired in January 2024. Revenues associated with the Infusion Technology segment consist of Infusion Technology revenue derived from Day Three's Unlokt technology. Cost of Infusion Technology revenue includes supplies, materials, production labor, and travel costs. General and administrative expenses for the Infusion Technology segment consist mainly of payroll, insurance, software, and licenses. Research and development expenses for the Infusion Technology segment include costs related to the development of new products and services.

Due to reductions in certain operations including a layoff within the Company's Infusion Technology segment, we concluded that a triggering event occurred during November 2024 under ASC 350 and ASC 360 that required us to assess if there was an impairment. We completed an analysis pursuant to ASC 360 and determined that the expected undiscounted cash flows of the asset group exceeded its carrying amount, indicating that the long-lived assets were not impaired. In accordance with ASC 350, we performed a quantitative goodwill impairment test, which indicated that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. We recorded an impairment charge of $3.1 million related to the Infusion Technology segment's goodwill during the nine months ended April 30, 2025.

On March 14, 2025, Day Three Labs Manufacturing entered into the DTLM Sale Agreement, pursuant to which they sold assets and licensed certain applications of their Unlokt™ technology used in Infusion Technology services (see Note 13 to the accompanying consolidated financial statements).

Real Estate segment

The Real Estate segment consists of a portion of a commercial building in Israel. Consolidated revenue, expenses and loss for our Real Estate segment were as follows:

	Three Months Ended April 30,		Change
	2025	2024	$	%
	(in thousands)
Rental – Third Party	$49	$47	$2	4%
Rental – Related Party	28	27	1	4%
General and administrative	(31)	(62)	31	50%
Depreciation and amortization	(15)	(29)	14	48%
Income (loss) from operations	$31	$(17)	$48	282%

	Nine Months Ended April 30,		Change
	2025	2024	$	%
	(in thousands)
Rental – Third Party	$147	$129	$18	14%
Rental – Related Party	84	81	3	4%
General and administrative	(198)	(109)	(89)	(82)%
Depreciation and amortization	(46)	(45)	(1)	(2)%
(Loss) income from operations	$(13)	$56	$(69)	(123)%

Consolidated Operations

Our consolidated income and expense line items below loss from operations were as follows:

	Three Months Ended April 30,		Change
	2025	2024	$	%
	(in thousands)
Loss from operations	$(5,913)	$(93,161)	$87,248	94%
Interest income	472	502	(30)	6%
Realized gain on available-for-sale securities	—	945	(945)	(100)%
Unrealized loss on investment - Cyclo	(1,393)	(4,395)	3,002	(68)%
Unrealized gain on convertible notes receivable, due from Cyclo	383	—	383	100%
Unrealized loss on investment - Hedge Funds	—	(3)	3	(100)%
Recovery of receivables from Cornerstone	—	31,305	(31,305)	(100)%
Interest expense	(165)	(85)	(80)	94%
Other income, net	154	—	154	100%
Loss before income taxes	(6,462)	(64,892)	58,430	90%
Benefit from income taxes	2,411	2,599	(188)	7%
Consolidated net loss	(4,051)	(62,293)	58,242	93%
Net income (loss) attributable to noncontrolling interests	728	(29,942)	30,670	102%
Net loss attributable to Rafael Holdings, Inc.	$(4,779)	$(32,351)	$27,572	85%

	Nine Months Ended April 30,		Change
	2025	2024	$	%
	(in thousands)
Loss from operations	$(16,396)	$(98,782)	$82,386	83%
Interest income	1,529	1,777	(248)	(14)%
Loss on initial investment in Day Three upon acquisition	—	(1,633)	1,633	(100)%
Realized gain on available-for-sale securities	178	1,521	(1,343)	(88)%
Realized loss on investment in equity securities	—	(46)	46	(100)%
Realized gain on investment - Cyclo	—	424	(424)	(100)%
Unrealized (loss) gain on investment - Cyclo	(5,144)	3,199	(8,343)	(261)%
Unrealized loss on convertible notes receivable, due from Cyclo	(719)	—	(719)	100%
Unrealized loss on investment - Hedge Funds	—	(118)	118	(100)%
Recovery of receivables from Cornerstone	—	31,305	(31,305)	(100)%
Interest expense	(490)	(85)	(405)	(476)%
Other income, net	74	118	(44)	(37)%
Loss before income taxes	(20,968)	(62,320)	41,352	66%
Benefit from income taxes	2,379	2,593	(214)	(8)%
Equity in loss of Day Three	—	(422)	422	(100)%
Consolidated net loss	(18,589)	(60,149)	41,560	69%
Net loss attributable to noncontrolling interests	(163)	(30,207)	30,044	99%
Net loss attributable to Rafael Holdings, Inc.	$(18,426)	$(29,942)	$11,516	38%

Interest income. We recorded interest income of $0.5 million for the three months ended April 30, 2025 and 2024, respectively, and interest income of $1.5 million and $1.8 million for the nine months ended April 30, 2025 and 2024, respectively. In November 2024, we sold our investments in available-for-sale securities and cash equivalents to reallocate assets to better align with our strategic goals. Accordingly, interest income has decreased due to a lower interest rate earned on these assets.

Realized gain on available-for-sale securities. We recognized a realized gain of $0.2 million for the nine months ended April 30, 2025 related to the maturity of certain available-for-sale securities and the sale of our available-for-sale securities in November 2024. We did not recognize a realized gain on available-for-sale securities during the three months ended April 30, 2025 due to the sale of our available-for-sale securities in November 2024. We recognized a realized gain on available-for-sale securities of $0.9 million and $1.5 million for the three and nine months ended April 30, 2024, respectively, related to the sale and maturity of available-for-sale securities.

Unrealized (loss) gain on investment - Cyclo. Unrealized gains and losses on investment - Cyclo are recognized as a result of changes in the fair value of our investments in Cyclo common stock and warrants which fluctuate due to the volatility of the market price of Cyclo common stock leading up to the Cyclo Merger. We recorded an unrealized loss of $1.4 million and $5.1 million for the three and nine months ended April 30, 2025, respectively. We recorded an unrealized loss of $4.4 million and an unrealized gain of $3.2 million for the three and nine months ended April 30, 2024, respectively.

Unrealized gain (loss) on convertible notes receivable, due from Cyclo. We recorded an unrealized gain of $0.4 million and an unrealized loss of $0.7 million for the three and nine months ended April 30, 2025, respectively, on our convertible notes receivable, due from Cyclo. The outstanding principal and accrued interest on the Cyclo Convertible Notes were forgiven in the Cyclo Merger.

Unrealized loss on investment - Hedge Funds. We recorded an unrealized loss of $3 thousand and $118 thousand for the three and nine months ended April 30, 2024, respectively. During the nine months ended April 30, 2025, we requested a withdrawal of our remaining balance in Hedge Fund Investments, and no longer hold any hedge fund investments.

Interest expense. Interest expense was $0.2 million and $0.5 million for the three and nine months ended April 30, 2025, respectively, which is attributable to liabilities assumed in the Cornerstone Acquisition in March 2024. Interest expense was $0.1 million for the three and nine months ended April 30, 2024.

Other income, net. Other income, net was $0.2 million and $0.1 million for the three and nine months ended April 30, 2025, respectively, due to the gain on sale related to the DTLM Sale Transactions and gain on sale of Cornerstone's IPR&D. Other income, net was $0 and $0.1 million for the three and nine months ended April 30, 2024, respectively, related to the dissolution of a majority owned subsidiary.

Equity in loss of Day Three. We recognized a loss of $0.4 million from our ownership interest in Day Three due to operating results for the nine months ended April 30, 2024. As of January 2, 2024, Day Three is a majority-owned subsidiary which is consolidated.

Net loss attributable to noncontrolling interests. The change in the net loss attributable to noncontrolling interests is primarily attributed to acquisition of Cornerstone and Day Three and the consolidation of their activity.

Liquidity and Capital Resources

	April 30,	July 31,	Change
	2025	2024	$	%
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$37,936	$2,675	$35,261	1318%
Convertible notes receivable classified as available-for-sale	1,719	1,146	573	50%
Installment note payable	—	1,700	(1,700)	(100)%
Working capital	31,413	64,988	(33,575)	(52)%
Total assets	108,096	96,832	11,264	12%
Total equity attributable to Rafael Holdings, Inc.	80,578	82,185	(1,607)	(2)%
Noncontrolling interests	3,940	4,073	(133)	3%
Total equity	84,518	86,258	(1,740)	(2)%

	Nine Months Ended April 30,		Change
	2025	2024	$	%
Cash flows (used in) provided by:	(in thousands)
Operating activities	$(8,547)	$(4,913)	$(3,634)	(74)%
Investing activities	43,872	(8,946)	52,818	590%
Financing activities	(64)	(155)	91	59%
Effect of exchange rates on cash and cash equivalents	—	(48)	48	100%
Increase (decrease) in cash and cash equivalents	$35,261	$(14,062)	49,323	(351)%

Capital Resources

As of April 30, 2025, we held cash and cash equivalents of approximately $37.9 million. We expect the balance of cash and cash equivalents to be sufficient to meet our obligations for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

Operating Activities

Cash used in operating activities increased by $3.6 million from cash used of $4.9 million for the nine months ended April 30, 2024 to cash used of $8.5 million for the nine months ended April 30, 2025, primarily due to an increase of operating activity following the Cyclo Merger offset by the changes in operating assets and liabilities.

Investing Activities

Cash provided by investing activities for the nine months ended April 30, 2025 was primarily due to proceeds of $80.7 million from sales and maturities of available-for-sale securities and $2.3 million in proceeds from hedge funds, partially offset by purchases of available-for-sale securities of approximately $16.9 million and payments of $19.5 million for convertible notes due from Cyclo.

Cash used in investing activities for the nine months ended April 30, 2024 was primarily due to purchases of available-for-sale securities of approximately $133.7 million and the investment in Cyclo of $6.8 million, partially offset by proceeds of $129.0 million from sales and maturities of available-for-sale securities and $2.5 million in proceeds from hedge funds.

Financing Activities

Cash used in financing activities for the nine months ended April 30, 2025 was related to a payment for taxes related to shares withheld for employee taxes of $108 thousand and offset by proceeds from sale of RMD membership units of $44 thousand.

Cash provided by financing activities for the nine months ended April 30, 2024 was primarily related to proceeds from sale of RMD membership units of $0.9 million, partially offset by principal payments on our installment note payable of $0.8 million.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Critical Accounting Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies”, in our accompanying consolidated financial statements.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in the Critical Accounting Estimates section in Item 7 of the Annual Report on Form 10-K/A for fiscal 2024. There were no material changes during the nine months ended April 30, 2025 to the Critical Accounting Estimates previously disclosed except as follows:

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment (“ASC 360”), the Company assesses the recoverability of long-lived assets, which include property and equipment, intangible assets, in-process research and development and patents, whenever significant events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset group are compared to its carrying amount to determine whether the asset group's carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results.

Due to reductions in certain operations including a layoff within the Company's Infusion Technology segment, the Company concluded that a triggering event occurred during November 2024 under ASC 360 that required the Company to evaluate long-lived assets within the Infusion Technology segment for potential impairment. Accordingly, the Company completed an analysis pursuant to ASC 360, wherein the income approach utilized an undiscounted cash flow model, considering projected future cash flows (including timing and profitability) and perpetual growth rate, and determined that the expected undiscounted cash flows of the asset group exceeded its carrying amount, indicating that the long-lived assets were not impaired.

For the three and nine months ended April 30, 2025 and 2024, the Company determined there was no impairment of its long-lived assets.

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

Due to reductions in certain operations including a layoff within the Company's Infusion Technology segment, the Company concluded that a triggering event occurred during November 2024 under ASC 350 that required the Company to assess if there was an impairment. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test that utilized a combination of an income and market approach to assess the fair value of the reporting unit as of November 30, 2024. The income approach utilized a discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, and perpetual growth rate, while the guideline public company market approach used guideline public company revenue multiples from a selection of comparable public companies. The quantitative goodwill impairment test indicated that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company recorded an impairment charge of $3.1 million related to the Infusion Technology segment's goodwill during the nine months ended April 30, 2025.

Product Revenues

In the U.S. we sell our products directly to end users or through wholesale distributors. In other countries, we sell our products primarily to wholesale distributors and other third-party distribution partners. These customers subsequently resell our products to health care providers and patients.

Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. We treat shipping and handling costs performed after a customer obtains control of the product as a fulfillment cost. We have identified one performance obligation in our contracts with customers which is the delivery of product to our customers. The transaction price is recognized in full when we deliver the product to our customer, which is the point at which we have satisfied our performance obligation.

Inventory and Cost of Goods Sold

Inventory consists of cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Included in inventory is inventory acquired in the Cyclo Merger that was recognized at its fair value of $270 thousand on the date of the Merger. Cost of products sold includes the acquisition cost of the products sold. The Company records a specific reserve for inventory items that are determined to be obsolete. The Company determined no reserve for obsolete inventory was necessary as of April 30, 2025. The Company did not have any inventory as of July 31, 2024.

Prepaid Clinical Expenses

Prepaid clinical expenses consist of the Company's active pharmaceutical ingredients and other raw materials for Trappsol® Cyclo™, that is expected to be used in its clinical trial program, recorded at cost. In addition, advance payments for goods or services for future research and development activities are included as prepaid clinical expenses. Prepaid clinical expenses are expensed as research and development costs as the goods are delivered or the related services are performed. Prepaid clinical expenses expected to be utilized beyond one year from the balance sheet date are classified as non-current assets.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements”, as defined in relevant SEC regulations, that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

FOREIGN CURRENCY RISK

Revenue from tenants located in Israel represented 41% and 44% of our consolidated revenues for the nine months ended April 30, 2025 and 2024, respectively. The entirety of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of April 30, 2025. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1. Legal Proceedings

Legal proceedings disclosure is presented in Note 23 to our Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Item 1A to Part I of the 2024 Form 10-K/A except as described below:

We rely upon third parties for the manufacture of Trappsol® Cyclo™ and are dependent on their quality and effectiveness.

Trappsol® Cyclo™ requires precise, high-quality manufacturing. The failure to achieve and maintain high manufacturing standards, including the failure to conform to c-GMP (current Good Manufacturing Practice), or to detect or control anticipated or unanticipated manufacturing errors or the frequent occurrence of such errors, could result in discontinuance or delay of ongoing or planned clinical trials, delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals, patient injury or death, and other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance and shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s c-GMP regulations and similar foreign laws and standards. If our contract manufacturers fail to maintain ongoing compliance at any time, the production of our product candidates could be interrupted, resulting in delays or discontinuance of our clinical trials, additional costs and loss of potential revenues.

We are dependent on the Cyclo management team, and our ability to advance the development, clinical texting, regulatory approval of our lead candidate, Trappsol® Cyclo™ may be materially and adversely affected if we lose them.

The success of Cyclo to date has largely depended on the efforts and abilities of the Cyclo management team, namely N. Scott Fine, Jeffrey L. Tate, Ph.D. and Josh Fine. Our ability to advance our efforts of our Cyclo subsidiary could be materially and adversely affected if, for any reason, such individuals do not remain with us.

A small number of our customers account for a substantial portion of our revenue, and the loss of any of these customers would materially decrease our revenues.

Following consummation of the Cyclo Merger, sales of cyclodextrin products generates a significant portion of our revenues. In the third quarter of fiscal 2025, two major customers accounted for 77% of total revenues. Accounts receivable balances for these major customers represents 43% of total accounts receivable at April 30, 2025. We have a contract with only one of our major customers. The loss of one of these customers would materially decrease our revenues if we were unable to replace such customers.

We are dependent on certain third-party suppliers.

We purchase the Trappsol® cyclodextrin products we sell from third-party suppliers and depend on those suppliers for the cyclodextrins we use in our Aquaplex® products. We are also dependent on outside manufacturers that use lyophilization techniques for our Aquaplex® products. We purchase substantially all of our Trappsol® products from bulk manufacturers and distributors in the U.S., Japan, China, and Europe. Although products are available from multiple sources, an unexpected interruption of supply, or material increases in the price of products, for any reason, such as regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, war or other events could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may be negatively affected by currency exchange rate fluctuations.

Our Product revenues and cash flows are influenced by currency fluctuations due to the geographic diversity of our suppliers, which may have a significant impact on our financial results. As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan has an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of specialty cyclodextrins and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products currently represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions may adversely affect our results of operations and financial condition.

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

Date: June 11, 2025	Rafael Holdings, Inc.

	By:	/s/ Howard S. Jonas
Howard S. Jonas
Chief Executive Officer

	By:	/s/ David Polinsky
David Polinsky
Chief Financial Officer