Form 10-K
period 2025-07-31
Rafael Holdings, Inc.
filed 2025-10-29
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2025

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

Securities registered pursuant to Section 12(b) of the Act

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $2.03 per share, as reported on the New York Stock Exchange, was approximately $38.6 million.

The number of shares outstanding of the registrant’s common stock as of October 27, 2025 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	50,983,641 shares (excluding 101,487 treasury shares)

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 8, 2026, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

RAFAEL HOLDINGS, INC.

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

Our business is subject to numerous risks as described in Item 1A. Risk Factors. Some of these risks include:

●	We have limited resources and could find it difficult to raise additional capital.

●	Our future success may depend on the results of the ongoing Phase 3 trial for Trappsol® Cyclo™. If we are unable to obtain regulatory approval or successfully commercialize Trappsol® Cyclo™ or experience significant delays in doing so, our business will be materially harmed.

●	Even if we were to obtain FDA approval for Trappsol® Cyclo™ for treatment of the designated Rare Pediatric Disease NPC1, the Rare Pediatric Disease Priority Review Voucher Program may no longer be in effect or may have been revised at the time of any such approval, or we or they might not be able to capture the value of the Rare Pediatric Disease Priority Review Voucher Program even if the program is still in effect.

●	Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our and the Pharmaceutical Companies’ preclinical and clinical programs may experience delays or may never advance, which would adversely affect the ability to obtain regulatory approvals for product candidates, or commercialize any product candidates for which regulatory approval is obtained, on a timely basis or at all, which could have an adverse effect on our business.

●	We and the Portfolio of Companies may expend our and their limited resources to pursue a particular product candidate or an indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●	We and the Pharmaceutical Companies are dependent upon third parties for a variety of functions. These arrangements may not provide us with the benefits we expect.

●	Results of preclinical studies and early clinical trials may not be predictive of results of future preclinical studies or clinical trials.

●	We and the Portfolio Companies face substantial competition, and if competitors develop and market technologies or products more rapidly than those companies do or that are more effective, safer or less expensive than the product candidates that those companies develop, our commercial opportunities will be negatively impacted.

●	Rafael Medical Devices’ device candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved or cleared devices or investigational or approved drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential, result in significant negative consequences, or potential product liability claims.

●	We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business and that of the Portfolio Companies effectively.

●	We may not be able to consummate any investment, business combination, or other transaction.

●	We are controlled by our principal stockholder, which limits the ability of other stockholders to affect the management of the Company.

●	If we or the Portfolio Companies are unable to adequately maintain or protect our proprietary technology and product candidates and device candidates and services, if the scope of the patent protection obtained is not sufficiently broad, or if the terms of patents are insufficient to protect product candidates, device candidates, services or technologies for an adequate amount of time, competitors could develop and commercialize technology and products similar or identical to that technology or those product candidates, device candidates and services, and our ability to successfully commercialize technology or product candidates, device candidates or services may be materially impaired.

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “Rafael Holdings,” “we,” “us,” and “our” refer to Rafael Holdings, Inc., a Delaware corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2025 refers to the fiscal year ended July 31, 2025).

Item 1. Business.

OVERVIEW

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a biotechnology company that develops pharmaceuticals and holds interests in clinical and early-stage companies that develop pharmaceuticals and medical devices. Our lead candidate is Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder. We also hold: (i) a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company; (ii) Barer Institute Inc. (“Barer”), a wholly-owned cancer research focused entity whose operations have been substantially curtailed; (iii) a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company; (iv) a majority interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries; and (v) a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing product offerings by utilizing Day Three’s technology and innovation like Unlokt™. Our primary focus has been the continued development of Trappsol® Cyclo™ through the completion of its ongoing pivotal Phase 3 clinical trial, the potential filing for regulatory approval and ultimately, if approved, commercialization of the product. We also look to expand our investment portfolio through opportunistic and strategic investments including that address high unmet medical needs. We continuously evaluate our other holdings to ensure the focus of our resources are on core assets and specifically the continued development of Trappsol® Cyclo™ .

Historically, we owned real estate assets. As of July 31, 2025, we hold a portion of a commercial building in Jerusalem, Israel as our sole remaining real estate asset.

In May 2023, we first invested in Cyclo, a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for NPC1. NPC1 is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017, the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC1. Initial patient enrollment in the U.S. Phase I study commenced in September 2017 and in May 2020, Cyclo announced Top Line data indicating Trappsol® Cyclo™ was well tolerated in this study. Cyclo is currently conducting a Phase 3 Clinical Trial evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C1. On March 25, 2025, we consummated the Merger with Cyclo whereby Cyclo became a wholly-owned subsidiary of the Company. See Note 3 to our Consolidated Financial Statements for more information on the Merger with Cyclo.

LipoMedix is a clinical stage company based in Israel that is focused on the development of a product candidate that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of July 31, 2025, our ownership interest in LipoMedix was approximately 95%. As needed, we provide debt or equity funding to Lipomedix to support its development and clinical efforts. LipoMedix is currently exploring strategic options for its lead candidate, including potential licensing opportunities, collaborations with industry partners, and investigator-initiated studies.

In 2019, we established Barer, originally as a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds designed to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer was comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s majority owned subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Dr. Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, we resolved to curtail our early-stage development efforts, including pre-clinical research at Barer. Since then, we have sought partners for Farber programs and has entered into a license agreement for one of its technologies that is in the pre-clinical research stage with the Ludwig Institute of Cancer Research and has transferred majority ownership of another one of its technologies, SHMT, to a new company, Forme Therapeutics, that is being managed by Dr. Joshua Rabinowitz with the goal of developing SHMT. Going forward, we expect that Barer will primarily operate as an entity holding interest in these two cancer-focused opportunities.

We own a 37.5% equity interest in RP Finance LLC (“RP Finance”), which was, until March 13, 2024 (the date of the RP Finance Consolidation (as described in Note 6 to the Consolidated Financial Statements)), accounted for under the equity method. RP Finance is an entity in which vehicles associated with members of the family of Howard S. Jonas (Executive Chairman, Chief Executive Officer, President, Chairman of the Board, and controlling stockholder of the Company), hold an aggregate 37.5% equity interest. RP Finance holds debt and equity investments in Cornerstone. In October 2021, Cornerstone received negative results of its Avenger 500 Phase 3 study for Devimistat in pancreatic cancer as well as a recommendation to stop its ARMADA 2000 Phase 3 study due to a determination that the trial would be unlikely to achieve its primary endpoint (the “Data Events”). Due to the Data Events, RP Finance fully impaired its then debt and equity investments in Cornerstone.

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests (the “Cornerstone Restructuring”). As a result of the Cornerstone Restructuring, Rafael became a 67% owner of the issued and outstanding common stock of Cornerstone (the “Cornerstone Acquisition”), and Cornerstone became a consolidated subsidiary of Rafael. See Note 6 to the Consolidated Financial Statements for additional information on the Cornerstone Restructuring, Cornerstone Acquisition, and RP Finance Consolidation. The Company is currently reviewing Cornerstone’s current efforts, prospects and available resources to determine its optimal operational direction.

In May 2021, we formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, Rafael Medical Devices sold an aggregate 31.6% equity interest to third parties for $925,000. In February 2025, we invested approximately $582,000 in cash, and Rafael Medical Devices raised approximately $44,000 from third parties in exchange for Rafael Medical Devices' Class A Units. We currently hold a 73% equity interest in Rafael Medical Devices. On December 11, 2024, Rafael Medical Devices received a substantial equivalence determination for the VECTR System from the Food and Drug Administration (“FDA”) in response to Rafael Medical Devices’ 510(k) premarket notification. The FDA’s clearance of the VECTR System is for use in minimally invasive ligament or fascia release surgeries, such as carpal tunnel release in the wrist and cubital tunnel release in the elbow. The VECTR System has been classified into Class II and is subject to special controls (performance standards). Rafael Medical Devices' development of future products will depend upon the success of the VECTR System and our Company’s ability to identify attractive opportunities in the marketplace.

In April 2023, we first invested in Day Three, a company which empowers third-party manufacturers to reimagine their existing product offerings enabling those third-party manufacturers to bring to market better, cleaner, more precise and predictable versions of their products by utilizing Day Three’s technology and innovation like Unlokt™. In January 2024, we entered into a series of transactions with Day Three and certain of its shareholders, acquiring a controlling interest in Day Three and subsequently consolidating Day Three's results (the “Day Three Acquisition”). On March 14, 2025, Day Three Labs Manufacturing, a majority owned subsidiary of Day Three, entered into an Asset Purchase Agreement and Licensing Agreement (the “DTLM Sale Agreement”), pursuant to which they sold assets and licensed certain applications of their Unlokt™ technology used in their cannabinoid ingredient manufacturing business. See Note 13 in the Notes to our Consolidated Financial Statements for additional information.

Financial information by segment is presented in Note 22 in the Notes to our Consolidated Financial Statements in Item 8 of this Annual Report.

Our headquarters are located at 520 Broad Street, Newark, New Jersey 07102. The main telephone number at our headquarters is (212) 658-1450 and our corporate web site’s home page is www.rafaelholdings.com.

We make available free of charge our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity through the investor relations page of our website (https://rafaeholdings.irpass.com) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our website also contains information not incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

BUSINESS DESCRIPTION

We work to advance the pipeline development of Trappsol® Cyclo™ as our primary focus and as research and clinical results warrant, continued investment in our other Portfolio Companies, including Cyclo, LipoMedix, Barer, Rafael Medical Devices, Cornerstone and Day Three. We also further seek to expand our portfolio through opportunistic and strategic investments, including investments in therapeutics which address high unmet medical needs. Historically, the Company owned real estate assets. Currently, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining real estate asset.

Portfolio Companies

Overview

We are a biotechnology company that develops pharmaceuticals and holds interests in clinical and early-stage companies that develop pharmaceuticals and medical devices. Our lead candidate is Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of NPC1 a rare, fatal and progressive genetic disorder. We also hold (i) a majority equity interest in LipoMedix, a clinical stage pharmaceutical company, (ii) Barer, a wholly-owned cancer research focused entity whose operations have been substantially curtailed, (iii) a majority interest in Cornerstone, formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company, (iv) a majority interest in Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries, and (v) a majority interest in Day Three, a company which empowers third-party manufacturers to reimagine their existing product offerings by utilizing Day Three’s technology and innovation like Unlokt™. Our primary focus has been the continued development of Trappsol® Cyclo™ through the completion of its ongoing pivotal Phase 3 clinical trial, the potential filing for regulatory approval and ultimately, if approved, commercialization of the product. We also look to expand our investment portfolio through opportunistic and strategic investments including that address high unmet medical needs. We continuously evaluate our other holdings to ensure the focus of our resources are on core assets and specifically the continued development of Trappsol® Cyclo™ .

Cyclo Therapeutics, LLC / Trappsol® Cyclo™

Cyclo Therapeutics, LLC (referred to as Cyclo) is a clinical -stage wholly owned subsidiary that develops cyclodextrin-based products primarily for the potential treatment of diseases.

Cyclo filed a Type II Drug Master File with the United States (US) Food and Drug Administration (“FDA”) in 2014 for Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Disease, Type C1 (“NPC1”). NPC1 is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In 2015, Cyclo launched an International Clinical Program for Trappsol® Cyclo™ as a potential treatment for NPC1. In 2016, Cyclo filed an Investigational New Drug application (“IND”) with the FDA and was notified by the FDA that its study may proceed for its initial Phase I Protocol. In addition to the ongoing clinical development program within the IND, Trappsol® Cyclo™ has been granted Orphan Drug Designation (May 2010), Fast Track Designation (January 2017) and Rare Pediatric Disease Designation (December 2017) by the FDA. It is recognized that a Pediatric Study Plan (PSP) is not required for non-oncology products with Orphan Drug status in the US, however, a Pediatric Investigational Plan (PIP) has been agreed with the European Medicines Agency (EMA) for Trappsol® Cyclo™ which includes clinical trials in patients from birth to less than 18 years of age. Cyclo has also received Orphan Drug Designation in Europe (April 2015). If Trappsol® Cyclo™ were to be approved under an orphan-designated indication, it would provide Cyclo with the exclusive right to sell Trappsol® Cyclo™ for the treatment of NPC1 for seven years in the United States following FDA drug approval, and will provide 10 years of market exclusivity in Europe following EMA regulatory approval. An additional 2 years of exclusivity in Europe could be added upon acceptance by the EMA’s Pediatric Committee of Cyclo’s pediatric investigation plan (PIP) demonstrating that Trappsol® Cyclo™ addresses the pediatric population.

On December 1, 2017, the FDA granted Cyclo’s request and designated hydroxypropyl-B-cyclodextrin (HPBCD) for treatment of Niemann-Pick disease type C (NPC) as a drug for a “rare pediatric disease,” as defined in section 529(a)(3) of the Federal Food, Drug and Cosmetic Act (FD&C Act) (21 U.S.C. 360ff(a)(3)). Rare Pediatric Disease designation by FDA enables priority review voucher eligibility upon U.S. marketing approval of a designated drug for a rare pediatric disease. The Rare Pediatric Disease Priority Review Voucher, or PRV, program is intended to encourage development of therapies to prevent and treat rare pediatric diseases. The voucher, subject to meeting eligibility requirements and current statutory deadlines, could be awarded to the sponsor of a designated rare pediatric disease product application in the event that its New Drug Application ("NDA") or Biologics License Application ("BLA") receives FDA approval. Once received, the voucher could be used by us, or sold or transferred to another entity and used by that new holder of the voucher, to receive priority review for a future NDA submission, which generally can reduce the FDA review time of such future submission to six months.

NPC is a devastating lysosomal storage disorder which can occur in both the pediatric and adult population. Many children diagnosed with NPC die before their fifth birthday. This has a significant public health impact in relation to the resources required to support the needs of patients and their families. The manifestation of NPC is extremely varied, with some patients suffering from different severities of systemic effects such as hepatomegaly and other organomegalies and/or neurological effects which have significant impact on quality of life and ability to thrive. Despite three approved products treating various aspects of the disease, there still remains an unmet medical need and new therapies are urgently required.

Trappsol® Cyclo™ is an investigational new drug designed to deliver a first-in-class propriety cyclodextrin formulation that is administered intravenously (IV) in order to mobilize lysosomal cholesterol. Trappsol® Cyclo™ is designed to directly impact the root cause of NPC1 by mobilizing cholesterol from late-stage endosomes and lysosomes. The Trappsol® Cyclo™ development program includes 5 studies: 1 completed Phase 1 study, 1 completed Phase 1/2 study, 1 ongoing Open Label Extension (OLE) study to the completed Phase 1 study, 1 ongoing Phase 3 study and a sub-study (outside the US) under the Phase 3 study in accordance with the current PIP agreed with the EMA. The PIP covers patients from birth to less than 18 years of age.

In completed and ongoing studies, treatment of NPC with IV Trappsol® Cyclo™ has indicated engagement on central and peripheral neurologic symptoms associated with NPC. Furthermore, biochemical markers of cholesterol mobilization indicate the potential to be able to ameliorate systemic disease. Subject to FDA's and EMA's review of any future application for regulatory approval, Trappsol® Cyclo™ treatment may be able to offer a significant improvement to quality of life, life expectancy and unmet need of patients with NPC and it is believed that the observed neurological and systemic benefits of IV Trappsol® Cyclo™ treatment may be confirmed in the ongoing Phase 3 placebo-controlled, pivotal study and in the open-label study in patients less than 3 years of age.

Cyclo also continues to operate its legacy fine chemical business, consisting of the sale of cyclodextrins and related products to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs.

Cyclo’s core business has transitioned to a biotechnology company primarily focused on the development of cyclodextrin-based biopharmaceuticals for the potential treatment of diseases.

Global Phase 3 Clinical Study (TransportNPCTM)

A Phase 3 multicenter, double-blind, randomized, placebo-controlled pivotal trial to evaluate the safety, tolerability, and efficacy of 2000 mg/kg of Trappsol® Cyclo™ (administration as a slow infusion over 6.5 hours every 2 weeks) and standard of care, or SOC, compared to placebo and SOC in patients with NPC. The trial has been authorized in more than 30+ sites across 13 countries (Argentina, Australia, Brazil, Germany, Israel, Italy, Poland, Saudi Arabia, Spain, Taiwan, Turkey, UK and US). It has fully enrolled 94 patients for a total study duration period of 4 years, inclusive of a 2-year open-label extension, or OLE. The primary endpoint is mean change in 5D-NPC-CSS and 4D-NPC-CSS composite severity score, with secondary endpoints of SCAFI, PAS following swallowing (via video fluorography), and Vineland-2. Enrollment of the planned 94 patients was completed in May 2024 and, as such, the interim analysis (planned to be conducted when all 94 patients have reached the 48 week timepoint) was conducted in June 2025.

In June 2025, an unblinded interim analysis at 48-weeks was reviewed by an independent Data Monitoring Committee ("DMC") when all 94 patients completed the 48-week timepoint. Upon the DMC review of those analyses, the DMC concluded Trappsol® Cyclo™ to be well-tolerated and recommended continuing the study for the full 96 weeks.

This Phase 3 study also includes an open-label sub-study which will include newborn patients to less than 3 years of age primarily for safety, but also to provide outcome data on global severity and improvement in response to Trappsol® Cyclo™ from both the investigator and patient/family perspective (CGI-S, CGI-C, CaGI-S, CaGI-C, and CaGI-C24). As of May 2024, the study has fully enrolled 10 patients, and 2 patients discontinued after 48 weeks (caregiver decision). Provided below is a summary of the data from this sub-study:

●	At baseline, sub-study patients had a mixture of very mild to severe disease based on the Clinical Global Impression – Severity (CGI-S) scale;

●	7 of 9 patients who have reached 48 weeks participation in the study had an outcome of stabilization or improvement in CGI-S, with three patients showing improvement, and two patients showing deterioration of their CGI-S score;

●	Adverse Event (AE) profile appears to be consistent with prior findings from earlier studies, and from the larger Phase 3 TransportNPC™ study that is irrespective of age and disease severity;

●	As of May 2025, there were 146 AEs, reported as mild (69%), moderate (29%), or severe (2%); and

●	No SAEs were considered by the principal investigators as related to or possibly related to study drug.

In summary, this open-label sub-study suggests that long-term treatment with Trappsol® Cyclo™ in patients with NPC is considered well tolerated, with treatment emergent adverse events that are monitorable and manageable, and only hearing loss and acute infusion reactions continue to be identified as Adverse Events of Special Interest (AESI). The benefit-risk of Trappsol® Cyclo™ is considered to continue to be acceptable based upon a consistent safety and tolerability profile across clinical studies and age groups, thus in Cyclo's view supporting the continued investigation of Trappsol® Cyclo™ in NPC.

European and Israeli Phase I/II Clinical Study

A multicenter, Phase I/II, randomized, blinded, parallel-group study has been conducted to compare the pharmacokinetics, or PK, of 3 different single IV doses of Trappsol® Cyclo™ in patients with NPC1 and to evaluate the efficacy and tolerability of the 3 different dosages of Trappsol® Cyclo™ in patients with NPC1 after 48 weeks of treatment. Patients received IV infusions of Trappsol® Cyclo™ at doses of 1500 mg/kg, 2000 mg/kg, or 2500 mg/kg body weight over 8–9 hours every 2 weeks for a 48-week period, with a follow-up evaluation 28 days after their last study visit.

A total of 12 patients were enrolled, randomized, and received study treatment. Nine (9) of the 12 patients completed the study (2 of 5 patients in the 1500 mg/kg group; all 4 patients in the 2000 mg/kg group; all 3 patients in the 2500 mg/kg group completed the study). Three patients, all in the 1500 mg/kg group, discontinued the study for non-safety-related reasons.

The objective of this study was to assess the effectiveness of Trappsol® Cyclo™ in the management of NPC by evaluation of the number of individual domains of the overall score in which an improvement was observed over 48 weeks of treatment. Outcome measures included at least a 1-point reduction (improvement) in 2 or more of the 17D-NPC-CSS domains and improvements in Caregiver Global Impressions – Severity (CGI-S) ratings. Provided below is a summary of the data:

●	8 of 9 completers (89%) met the 1-point reduction in 2 or more of the 17D-NPC-CSS domains; one patient worsened overall using the 17D-NPC-CSS measure, and 8 patients met the primary measure.

●	Of the 8 who met the 1-point reduction in 2 or more of the 17D-NPC-CSS domains, 6 (75%) improved in at least one of the 5 domains judged by patients and their caregivers to be the most important for their quality of life (Ambulation, Fine Motor, Speech, Swallow and Cognition).

●	7 of 9 (78%) showed improvements in Caregiver Global Impressions – Severity (CGI-S) ratings

In summary, this study indicated that treatment with Trappsol® Cyclo™ crosses the blood brain barrier, showed improvements in neurological features of NPC, and was well-tolerated.

US Phase 1 Clinical Study

A Phase 1 study was conducted to evaluate the single and multiple-dose pharmacokinetics of IV Trappsol Cyclo (HPβCD) in patients with Niemann-Pick disease Type C (NPC1) and the effects of dosing upon biomarkers of NPC disease.

This study was a 14 week study assessing 2 dose levels administered IV every 2 weeks:

●	low-dose: 1500mg/kg

●	high-dose: 2500mg/kg

Endpoints included safety, pharmacokinetics (PK) and pharmacodynamics (PD) of Trappsol® Cyclo™ in peripheral tissues and the CNS in adult patients with NPC1. Specifically, these parameters were assessed via serum, plasma and Cerebrospinal Fluid (CSF) biomarkers and liver assessments after 7 IV infusions (14 weeks).

In total, 13 subjects were enrolled and 10 completed all study visits (6 patients at the 1500 mg/kg dose and 4 at the 2500 mg/kg dose completed the study) and 3 patients discontinued for non-safety-related reasons. Overall, both dose groups were well-tolerated, with no significant laboratory findings and very few TEAEs being reported in either dose group.

The observed PK profile of Trappsol® Cyclo™ was similar following the first and seventh infusions, with a plasma half-life of 2 hours (h), a maximum plasma concentration reached at 6 to 8 h, and no evidence of accumulation. Based on Cmax values systemic exposure was predicted to increase on average 1.2- to 1.5-fold for a doubling in dose. The geometric mean clearance (76.9 – 112 mL/h/kg) was similar to the glomerular filtration rate. Trappsol® Cyclo™ was first detected in the CSF 4 h following the start of the infusion (first timepoint measured) for both dose groups. The highest CSF concentrations measured were 48.3 μg/mL (mean at 12 h, 33 μM) for the 1500 mg/kg group and 37.8 μg/mL (mean at 12 h, 25 μM) for the 2500 mg/kg group. CSF samples were not collected after this time point, precluding the ability to calculate a half-life (t1/2) for the drug in CSF. Trappsol® Cyclo™ persisted in the CSF for several hours after the IV infusion had ended.

The PD effect of storage of unesterified cholesterol in liver, the prime organ of cholesterol production and metabolism, was significantly increased at baseline and was down to normal levels at 14 weeks of treatment, depending on dose, indicating a significant mobilization of lysosomal liver cholesterol over 14 weeks. Serum levels of lathosterol, a marker of whole-body cholesterol synthesis, decreased transiently over several days of the first Trappsol® Cyclo™ infusion indicating increased availability of cholesterol to intracellular sites. The level of reduction post-infusion was reduced after 7 treatment cycles in line with a normalization of hepatic cholesterol metabolism and storage. Serum levels of 4β-hydroxycholesterol, a marker of cholesterol catabolism, increased significantly after the first infusion, a pattern that reduced after 7 treatment cycles, again indicating a normalization of visceral cholesterol metabolism.

24(S)-hydroxycholesterol (24(S)-HC) is a cholesterol metabolite produced by neurons in the CNS. While cholesterol does not cross the blood brain barrier (BBB), 24(S)-HC is transported across the BBB into the circulation and accounts for more than 50% of cholesterol export from the CNS. It increased significantly during the week following the first infusion with Trappsol® Cyclo™, with a peak in the mean serum concentration at 128.02% of the baseline value. This indicates increased availability of neuronal cholesterol for degradation in the neuronal endoplasmic reticulum (ER) in the days post-treatment. Again, this effect was reduced at Week 13, indicating a reduction in lysosomal cholesterol storage in neurons. Importantly, the quantity exported corresponds only to a few milligrams per treatment cycle, a minor fraction of cholesterol stored and mis-localized in the brain of NPC patients. The magnitude of this effect can be interpreted as a sign of primary redistribution of cholesterol in the CNS to cellular locations downstream of the E/L compartment, while only a small fraction is excreted as 24(S)-HC.

Finally, the level of tau-protein, a marker indicating neuro-inflammatory and neuro-degenerative processes in the brain showed a tendency to a post-treatment transient increase after the first infusion and an overall reduction at the end of the study in 8 out of 10 patients.

The results from the completed Phase I study support the anticipated mechanism of action of systemically (IV) administered Trappsol® Cyclo™ in mobilizing intracellular cholesterol stores in the liver and the CNS in subjects with NPC1 as shown previously by nonclinical studies and was well-tolerated.

An OLE study was open to patients in the US who have completed the Phase I study and collects important longer term safety and efficacy data. All patients are currently receiving 1500 mg/kg Trappsol® Cyclo™ in-home infusions every 2 weeks. Three patients remain on this study with the longest having reached over 5 years of treatment. This study continues to be well-tolerated.

LipoMedix

LipoMedix is a clinical stage company, based in Israel, focused on the development of a product candidate, Promitil®, that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of July 31, 2025, the Company’s ownership interest in LipoMedix was approximately 95%. As needed, the Company provides funding to LipoMedix through intercompany promissory notes which are used to support research and development activities. LipoMedix is currently exploring strategic options for the Promitil® program, including potential licensing opportunities, collaborations with industry partners, and investigator-initiated studies.

About Promitil®:

LipoMedix was established to advance the pharmaceutical and clinical development of a patented prodrug of mitomycin-C (MMC) and its efficient delivery in liposomes to cancer cells. This proprietary molecule, known as Promitil – pegylated liposomal mitomycin-C lipidic prodrug (PL-MLP) – is designed with the goal of overcoming the toxicity associated with the clinical use of mitomycin-C and turns it into a targeted, anticancer therapeutic that could potentially become a treatment in a variety of cancers with high unmet need. The inventor and scientific founder, of LipoMedix is Alberto Gabizon, M.D., Ph.D., of the Hebrew University – Shaare Zedek Medical Center, Israel. He is the co-inventor and co-developer of Doxil® (pegylated liposomal doxorubicin), a successful and widely used anticancer product based on a similar drug development strategy. Prof. Gabizon is one of the few scientists intimately familiar with the successful development and commercialization process of liposomal drugs.

Promitil® is designed with the goal of providing targeted delivery of MMC in a proprietary prodrug form. Based upon data available to date, Promitil® appears to have the potential to confer tumor targeting advantage due to the enhanced permeability and retention effect (EPR) of liposomes. Once in the tumor cells, the prodrug is converted to the active drug (MMC) by thiolytic agents abundantly present in tumor tissues, and MMC induces DNA cross-linking leading to tumor cell death. In preclinical studies, Promitil® appeared to inhibit cancer cells growth in animal models (pancreatic, colorectal, stomach, breast, ovarian, melanoma, bladder), including multidrug resistant tumors, as monotherapy as well as in combination with radiotherapy and/or approved cancer drugs. In these early-stage, preclinical studies, Promitil® appeared to be more efficacious and less toxic than MMC by a 3-fold factor.

LipoMedix has completed 4 clinical studies with Promitil® including:

●	Phase 1A, a dose escalation study of Promitil in patients with advanced cancers. (Golan T, Grenader T, Ohana P, Amitay Y, Shmeeda H, La-Beck NM, Tahover E, Berger R, Gabizon A. Pegylated liposomal mitomycin C prodrug enhances tolerance of mitomycin C: a phase 1 study in advanced solid tumor patients. Cancer Medicine. 2015;4(10):1472-83.)

●	Phase IB in advanced colorectal cancer patients with Promitil as single agent and in combination with capecitabine and/or bevacizumab. (Gabizon A, Tahover E, Golan T, Geva R, Perets R, Amitay Y, Shmeeda H, Ohana P. Pharmacokinetics of mitomycin-c lipidic prodrug entrapped in liposomes and clinical correlations in metastatic colorectal cancer patients. Invest New Drugs. 2020;38(5):1411-1420.)

●	Phase 1B of Promitil-based chemo-radiotherapy in patients with advanced cancers. (Sapir E, Pffefer R, Wygoda M, Purim O, Levy A, Corn B, Amitay Y, Ohana P, Gabizon A. Pegylated Liposomal Mitomycin C Lipidic Prodrug in Combination with External Beam Radiation Therapy in Patients with Advanced Cancer: A Phase 1 Study. Int J Radiat Oncol. 2023; Volume 2023.)

●	Phase 2A of Promitil Treatment of Patients With Solid Tumors Associated With Deleterious Mutations Who Have Progressed After Therapy (CSR yet to be finalized)

In these four clinical studies, over 140 patients were treated with Promitil® as a single agent or in combination with other anticancer drugs or radiotherapy under a United States IND to assess the safety, PK profile, and preliminary efficacy, in addition to 40 patients who were treated under a compassionate use program. Promitil® was given by intravenous infusion once every 3 or 4 weeks and appeared to be well-tolerated at a dose up to 2 mg/kg. Except for mild myelosuppression, no other toxicities such as skin irritation, mouth ulcers, neuropathic pain, diarrhea, or hair loss were reported in these studies. Promitil® was stable in plasma with a half-life of approximately 20 hours (vs 40-50 minutes for naked MMC).

Next Steps:

Homologous recombination (HR) is an evolutionarily conserved process for repairing DNA double-strand breaks with high fidelity, and the BRCA1 and BRCA2 proteins are considered to play essential roles in this process. Patients harboring germline mutations in the BRCA1 and/or BRCA2 genes have significantly increased lifetime risk of developing breast, ovarian, pancreatic, and prostate cancer. Tumors with BRCA mutations are susceptible to platinum-based chemotherapy and hypersensitive to agents that inhibit poly(ADP-ribose) polymerase (PARP). However, despite their initial anti-tumor activity, multiple resistance mechanisms have been described, and the development of resistance limits the clinical utility of platinum-based and PARP inhibitor (PARPi) therapies. Overall, treating cancers associated with deleterious germline mutations in HR genes, such as BRCA1, BRCA2, and PALB2, remains a clinical challenge.

Preclinical studies have suggested that mitomycin C (MMC) was effective in killing BRCA2-mutant tumors. Preliminary indications of clinical efficacy of MMC have also been reported in heavily pretreated ovarian cancer patients with BRCA1 mutations and in a patient with advanced, gemcitabine-resistant pancreatic cancer harboring a PALB2 gene mutation. Pancreatic ductal adenocarcinoma (PDAC) continues to be one of the most lethal malignant neoplasms, with a 5-year survival rate of only 5%. Surgery is the only potentially curative treatment; however, only about 20% of PDAC patients are candidates for surgery at diagnosis, and recurrence is common, often accompanied by therapeutic resistance. Despite advances in systemic combination chemotherapies, survival outcomes in PDAC remain poor.

Based on the reported indications of preclinical and clinical activity of MMC in BRCA-mutated tumors and data suggesting a potential favorable safety profile of Promitil® in earlier clinical studies, LipoMedix initiated a Phase IIa clinical trial to evaluate the safety and preliminary efficacy of Promitil® in patients with deleterious germline mutations in BRCA1, BRCA2, or PALB2. This study was conducted across six hospitals in Israel.

While the treatment was generally well tolerated, the study did not meet its efficacy endpoints. These results underscore the complexity of treating BRCA- and PALB2-mutated pancreatic and other cancers, and highlight the need for continued research into novel therapeutic strategies for this challenging patient population.

In light of these findings, LipoMedix is currently exploring strategic options for the Promitil® program, including potential licensing opportunities, collaborations with industry partners, and investigator-initiated studies.

Farber

Farber, a majority owned subsidiary of Barer, was formed around an agreement with Princeton University’s Office of Technology Licensing for technology from the laboratory of Dr. Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, we resolved to curtail our early-stage development efforts, including pre-clinical research at Barer Institute. Since then, we have sought partners for Farber programs and has entered into a license agreement for one of its technologies that is in the pre-clinical research stage with the Ludwig Institute of Cancer Research and has transferred majority ownership of another one of its technologies, SHMT, to a new company, Forme Therapeutics, that is being managed by Dr. Joshua Rabinowitz with the goal of developing SHMT. Going forward, we expect that Barer, through its Farber subsidiary, will primarily operate as an entity holding interest in these cancer-focused opportunities.

Cornerstone

We own our interest in Cornerstone through a 90% equity ownership interest in, and consolidate, Pharma Holdings, LLC (“Pharma Holdings”). Pharma Holdings holds 50% of the equity interests in, and consolidates, CS Pharma Holdings, LLC. We serve as the managing member of Pharma Holdings, and Pharma Holdings serves as the managing member of CS Pharma, with broad authority to make all key decisions regarding their respective holdings. Based on our ownership interest in Pharma Holdings, and Pharma Holdings’ ownership interest in CS Pharma Holdings, we have an effective 45% equity ownership interest in CS Pharma Holdings, LLC.

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

Science and Preclinical:

Cornerstone’s lead development candidate is CPI-613® (devimistat), a stable analog of normally transient, acylated catalytic intermediates of lipoate. The CPI-613® intermediates are designed to disrupt mitochondrial function and thereby decrease the TCA cycle function; thus, CPI-613® (devimistat) misinforms these tumor systems, triggering mitochondrial stress and turning off the cancer cell TCA cycle. CPI-613® is designed to broadly affect tumor metabolism, including disrupting mitochondria and potentially intercalating in cancer cell membranes. The metabolic and mitochondrial stress have been found to trigger apoptotic and necrotic cell death pathways in tumor cells (Zachar et al., J Mol Med, 2011, 89:1137-48; Stuart et al., Cancer Metab. 2014, 2, 4: reviewed in Bingham et al., Expert Rev Clin Pharmacol. 2014, 7:837-46 and Hammoudi et al., Chin J Cancer. 2011, ;30:508-25). These data suggest that CPI-613® may hold the potential to have anti-cancer activity. Combining CPI-613® with generalized metabolic stressors like chemotherapy could hold the potential to result in the effective killing of even the most intractable tumors like pancreatic cancer. These effects were observed in Cornerstone's Phase I/II trials to date (Alistar, et al., 2017; Pardee et al., 2018). CPI-613® has been found to be selectively accumulated in tumors in animal studies. CPI-613 is a lipoic acid analog with a fatty acid tail that may be able to utilize fatty acid transporters. Cancer cells have been shown to up-regulate fatty acid metabolism to support tumorigenesis.

Existing data suggests that there may be potential advantages of CPI-613® (devimistat) over alternative anti-metabolism and anti-cancer drugs. CPI-613® is believed to be selectively taken up by cancer cells. As a result, CPI-613® (devimistat) could hold the potential to be minimally toxic to healthy cells (i.e., potentially safe and well tolerated), potentially allowing extended treatment courses. Moreover, its emerging toxicity profile may allow CPI-613® (devimistat) to be used in combination with other drugs and in older patients. These potential combination regimens include established standards of care for major malignancies, possibly allowing potential treatment of surgically unresectable cancers. Additionally, this potential toxicity profile could possibly support the administration of cocktails of anti-cancer drugs that may work synergistically with CPI-613®.

Several pre-clinical pharmacology and toxicology studies (including good laboratory practice toxicology (GLP Tox) studies) were conducted to investigate the pharmacokinetics (PK), drug metabolism, safety, and anticancer activity of CPI-613® (devimistat). In pre-clinical in vitro and ex vivo studies, CPI-613® (devimistat) appeared to exhibit anticancer activities against tumor cell lines and cells. CPI-613® (devimistat) also appeared to be taken up less in non-malignant cells. In vivo animal models bearing diverse tumor types were used to evaluate dose-response, PK, and metabolism of CPI-613® (devimistat). In these early-state, pre-clinical studies, the drug was well tolerated in the animal models studied. Prolonged survival was observed when compared to untreated controls in these animal models. GLP toxicology studies indicated that any adverse events related to CPI-613® (devimistat) were considered transient and mostly observed during acute dosing; animals returned to normal post-dose (i.e., toxicities appeared to be reversible or recoverable). Toxicokinetic (TK) exposures of Cmax (peak concentration) and area under the curve (AUC) of CPI-613® (devimistat) from GLP Tox studies in rats and minipigs have suggested safety margins expected to cover PK exposures of Cmax and AUC of CPI-613® (devimistat) in pancreatic cancer patients at doses studied.

Clinical Highlights:

Overall, one thousand thirty-three (1033) patients have been exposed to CPI-613® (devimistat) throughout the various trials (25) in the proposed indications.

Currently, one clinical trial is in the follow-up/close-out phase in the following program:

●	A Phase II Clinical Trial of CPI-613 in Patients with Relapsed or Refractory Burkitt Lymphoma/Leukemia or high-grade B-cell lymphoma with rearrangements of MYC and BCL2 and/or BCL6.

CPI-613® (devimistat) has been tested in 3 randomized controlled trials. Currently, Cornerstone is exploring strategic alternatives to further its clinical development.

In March 2023, Cornerstone purchased all assets and rights of telaglenastat (CB-839), a glutaminase inhibitor, from Calithera Biosciences, Inc. In February of 2025, Cornerstone sold the rights to telaglenastat to Synhale for a modest upfront payment and potential future milestones based on development achievements. Synhale plans to develop the drug candidate for patients with pulmonary hypertension.

Rafael Medical Devices

Rafael Medical Devices is a medical device company currently concentrating on developing surgical and procedural devices designed to provide meaningful advantages to patients and healthcare providers in the orthopedic market. Its current lead product is an orthopedic arthroscopy instrument for carpal and cubital tunnel syndrome.

Rafael Medical Devices has assembled an in-house team with expertise in engineering, device development quality control, and design who have been part of teams that have created successful commercial medical devices in the past. It has begun to expand its expert network of experienced device creators, key opinion leaders.

Orthopedics comprise a large addressable market. Rafael Medical Devices is seeking to assemble a portfolio of Class I, II and III devices to mitigate risk across a portfolio of devices with overlapping needs and markets. This strategy is designed to minimize supply chain requirements while maximizing market potential.

On December 11, 2024, Rafael Medical Devices received a substantial equivalence determination for the VECTR System from the FDA in response to Rafael Medical Devices’ 510(k) premarket notification. The FDA’s clearance of the VECTR System is for use in minimally invasive ligament or fascia release surgeries, such as carpal tunnel release in the wrist and cubital tunnel release in the elbow. The VECTR System has been classified as a Class II device. Rafael Medical Devices has initiated a sales effort in the United States and building a network of distributors as it builds out its commercial presence for the VECTR System. Rafael Medical Devices is actively expanding its manufacturing volume and engaging with regional orthopedic distributors in the field of hand surgery.

The Company has initiated design of its second product, a follow on to the VECTR system that utilizes a retrograde release system. The development of future products will depend upon the success of the VECTR System and the Company’s ability to identify attractive opportunities in the marketplace.

Day Three Labs

Day Three Labs is a technology company focused on creating solutions for increased bioavailability of other third-party manufacturers’ products, with a specific focus on compounds used as active ingredients in pharmaceutical and food supplement products. Day Three Labs’ majority-owned subsidiary, Day Three Labs Manufacturing, is dedicated to the commercialization of technology for the cannabis and hemp industries and has developed technological solutions specifically engineered for increased bioavailability of cannabinoids. On March 14, 2025, Day Three Labs Manufacturing entered into an Asset Purchase Agreement and Licensing Agreement (the “DTLM Sale Agreement”), pursuant to which Day Three Labs Manufacturing sold certain assets and licensed certain applications of their Unlokt™ technology used in their cannabinoid ingredient manufacturing business to a third party in exchange for a $500,000 convertible note in the acquiring company and milestone payments.

OUR STRATEGY

We are a biotechnology company that develops pharmaceuticals and holds interests in clinical and early-stage Portfolio Companies, including our wholly-owned Cyclo, Barer and our majority interest in LipoMedix, Rafael Medical Devices, Day Three and Cornerstone. Historically, our focus was on investing in and funding entities to discover and develop novel cancer therapies. Our primary focus has been the continued development of Trappsol® Cyclo™ through the completion of its ongoing pivotal Phase 3 clinical trial, the potential filing for regulatory approval and ultimately, if approved, commercialization of the product and to expand our investment portfolio through opportunistic and strategic investments, including in therapeutics that address high unmet medical needs. We are currently evaluating our other holdings to ensure the future focus of our resources are on core assets and specifically the Trappsol® Cyclo™ clinical and development efforts.

The focus of our efforts is subject to change with market conditions, results of our internal development efforts, the availability of investment opportunities on acceptable terms, the investment and acquisition opportunities we may pursue, and developments at those targets.

Our goal within biopharma is to develop and bring to market therapeutics which address high unmet medical needs, opportunistic investments, acquisitions and in-licensing of assets.

We may selectively invest in pre-clinical and clinical stage healthcare opportunities, including those in which we already own interests, when determined to be consistent with our goals, and move toward clinical stage programs as research and development results warrant, while being ready to exploit other opportunities that may arise.

Our internal and external investment decisions will be based on the progress and results of our clinical development and pre-clinical activities and other operational developments, and the availability of targets for investment, acquisition or licensing.

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

Each of Cyclo, LipoMedix’s, Barer’s, and Cornerstone’s (collectively referred to as the “Pharmaceutical Companies”) current product candidates must be approved by the FDA through a New Drug Application, or NDA. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

●	submission to the FDA of an Investigational New Drug, or IND, application, which must take effect before human clinical trials may begin;

●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated at each site;

●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each proposed indication;

●	submission of pediatric study plans and generation of data, unless inapplicable or otherwise deferred or waived, that are adequate to assess the safety and effectiveness of the drug candidate for the proposed indication(s) in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is determined to be safe and effective;

●	preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;

●	review by an FDA advisory committee, where appropriate if applicable;

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced and packaged to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCP and the integrity of the clinical data;

●	payment of user fees and securing FDA approval of the NDA; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements to use the study as support for an IND or subsequent application for regulatory approval. Such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and include informed consent from subjects. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined under certain limited circumstances when authorized in advance by FDA:

Phase 1. The drug candidate is initially introduced into a small number of healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition (e.g., cancer) and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its potential effectiveness and to determine optimal dosage.

Phase 2. The drug candidate is administered to a limited number of patients in the target patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the potential efficacy of the product for a specific targeted disease, and to determine dosage tolerance and optimal dosage.

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

Phase 4. Post-approval studies may be required to be conducted, or a sponsor may decide on its own to conduct them, in order to collect additional data after initial regulatory approval. These studies are used to gain additional experience and additional safety and/or efficacy data from the treatment of patients in the approved therapeutic indication. Following review by FDA, data from Phase 4 studies can result in the suspension of marketing and/or the withdrawal of approval of the drug for safety or effectiveness reasons.

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

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing and packaging the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted in the selected packaging to demonstrate that the drug candidate does not undergo unacceptable deterioration in that packaging over its shelf life.

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

On the basis of the FDA’s evaluation of the NDA or BLA and accompanying information, including the results of the inspection of the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for a specific indication or indications in accordance with approved labeling. A complete response letter generally outlines the deficiencies in the application and may require the sponsor to undertake substantial additional testing or gather significant additional data and information in order for the FDA to reconsider the application. Historically, the text of complete response letters generally was not released by the sponsor or FDA, and any disclosures associated with such complete response letters was limited to a sponsor’s determination of as to what portion of such letters were material or otherwise should be disclosed. In June 2025, FDA adopted a policy of “radical transparency” and, after completing redactions for trade secrets and confidential commercial information and personal private information, published more than 200 complete response letters that had been issued to sponsors in response to applications submitted to FDA for approval of drugs or biological products between 2020 and 2024. In September 2025, FDA released 89 additional, previously-unpublished complete response letters issued from 2024 to the present associated with pending or withdrawn applications. The Agency also announced that, going forward, FDA would promptly release newly-issued complete response letters, and, when approving applications, would release all complete response letters associated with that application, and that FDA also would publish batches of previously-issued CRLs associated with withdrawn or abandoned applications. If a complete response letter is issued, the applicant may either resubmit the application, addressing all of the deficiencies identified in the complete response letter, or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. In its current PDUFA performance goals and procedures, the FDA has committed to reviewing and acting on 90% of such resubmissions in two or six months depending on the type of information included and the FDA’s classification of the resubmission. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

FDA’s Rare Pediatric Disease Designation and Priority Review Voucher Program

Section 529 of the FFDCA grants the FDA authority to award priority review vouchers, or PRVs, to sponsors of certain rare pediatric disease product applications that meet the criteria specified in section 529. Under its Rare Pediatric Disease Priority Review Voucher program, a PRV may be awarded only for an approved rare pediatric disease product application for a product that treats or prevents a “rare pediatric disease.” A rare pediatric disease product application is an NDA or BLA for a product that treats or prevents a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; in general, the disease must affect fewer than 200,000 such individuals in the U.S.; the NDA or BLA must be deemed eligible for priority review; the NDA or BLA must not seek approval for a different adult indication (i.e., for a different disease/condition); the product must not contain an active ingredient that has been previously approved by the FDA in any other application; and the NDA or BLA must rely on clinical data derived from studies examining a pediatric population such that the approved product can be adequately labeled for the pediatric population. Before NDA or BLA approval, the FDA may designate a product in development as a product for a rare pediatric disease, and, after December 20, 2024, such designation is required to receive a PRV. To receive a rare pediatric disease PRV, a sponsor must, among other requirements, notify the FDA, upon submission of the NDA or BLA, of its intent to request a voucher. If the FDA determines that the NDA or BLA is a rare pediatric disease product application and grants priority review, and if the NDA is approved, the FDA will award the sponsor of the NDA or BLA a PRV upon approval of the application. The FDA may revoke any PRV if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within 1 year following the date of approval.

If a PRV is received, it can used by the Company and is transferable to another sponsor and can be redeemed to receive a priority review of a subsequent marketing application for a different product, and it is not limited to drugs for rare pediatric diseases. Once a PRV is issued, it may be sold or transferred an unlimited number of times as long as the sponsor making the transfer has not yet submitted the application. The PRV entitles the holder of the PRV to priority review of the accompanying NDA or BLA. The sponsor submitting the PRV must notify the FDA of its intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee. The FDA generally has a goal to take action on an NDA or BLA under priority review within the applicable six month window after an NDA or BLA submission. However, neither a rare pediatric disease designation nor a PRV changes the standards for approval, may not ultimately expedite the development or approval process for a product candidate that has received designation or to which a PRV is applied, and it does not assure ultimate approval by the FDA. Further, there may be changes to the regulatory scheme surrounding these designations, which render them obsolete.

The FDA’s Rare Pediatric Disease Priority Review Voucher program began to sunset on December 20, 2024, due to the U.S. Congress’ failure to pass a continuing resolution or other legislation that reauthorized the program or otherwise extended it. Under the current statutory sunset provisions, after December 20, 2024, the FDA may award a PRV for an approved rare pediatric disease product application only if the sponsor already had secured rare pediatric disease designation for the product candidate and only if that designation had been granted by December 20, 2024. Moreover, under the current sunset provisions, after September 30, 2026, the FDA may not award any rare pediatric disease PRVs unless the program is extended. In other words, even if a product candidate has received rare pediatric disease designation, if the NDA for that product candidate is not approved by the FDA by September 30, 2026, no PRV will be awarded under the current sunset provisions even if all of the other requirements for a PRV had been met. Although legislation to reauthorize and extend the rare pediatric disease priority review voucher program has been proposed, the U.S. Congress has not yet, and may never, pass a bill to reauthorize the program, extend the sunset dates, or otherwise amend the current statutory provisions governing the awarding of PRVs after September 30, 2026. Consequently, the future of the program and its potential applicability to our product candidates remain unknown at this time.

Review And Approval, Clearance Or Marketing Authorization Of Medical Devices In The United States

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

To obtain 510(k) clearance, a manufacturer must pay the appropriate device user fee, unless eligible for a waiver or exemption, and submit a 510(k) premarket notification demonstrating to the FDA’s satisfaction that the proposed device is at least as safe and effective as, that is, “substantially equivalent” to, another legally marketed device that itself does not require PMA approval, or a predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendment device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The sponsor must submit data and information that supports its substantial equivalency claims. The FDA’s 510(k) clearance process usually takes from three to twelve months, but often takes longer. FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments.

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

Both before and after a medical device is commercially released, the sponsor has ongoing responsibilities under the FFDCA and FDA regulations. The FDA reviews design and manufacturing practices, labeling and recordkeeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. Sponsors are also subject to periodic inspection by the FDA for compliance with the FDA’s QSR, among other FDA requirements, such as requirements for advertising and promotion of medical devices. The sponsor’s manufacturing operations, and those of any third-party manufacturers, are required to comply with the QSR, which require manufacturers, including third-party manufacturers and suppliers, to follow stringent design, testing, control, maintenance of records and documentation, and other quality assurance procedures during all aspects of the design and manufacturing process both before and after receiving device clearance or approval. The QSR requires that each manufacturer establish a quality system by which the manufacturer monitors the manufacturing process and maintains records that show compliance with the FDA regulations and the manufacturer’s written specifications and procedures relating to each device. QSR compliance is necessary to receive and maintain FDA clearance, approval, or marketing authorization to market new and existing medical devices, and it is also necessary for distributing in the United States certain devices exempt from FDA clearance and approval requirements. The FDA conducts announced and unannounced periodic and ongoing inspections of medical device manufacturers, including third-party manufacturers and suppliers, to determine compliance with the QSR. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, the FDA may issue inspectional observations on Form FDA-483, or Form 483, that would necessitate prompt corrective action. If the FDA inspectional observations are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action, including the imposition of operating restrictions, including a ceasing of operations, on one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, mandating recall of products, seizure of products, and assessing civil or criminal penalties against the manufacturer and its officers and employees. The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with the manufacturer. The FDA may also recommend prosecution to the U.S. Department of Justice, or DOJ. Any adverse regulatory action, depending on its magnitude, may restrict a manufacturer from effectively manufacturing, marketing, and selling any medical device(s) and could have a material adverse effect on the manufacturer’s business, financial condition, and results of operations.

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

The MDR requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (EUDAMED), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address, and contact details of the person or persons responsible for regulatory compliance. The MDR also requires that, before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier, or UDI, database. These new requirements aim at ensuring better identification and traceability of medical devices. Each device – and, as applicable, each package – will have a UDI composed of two parts: a device identifier, or UDI-DI, specific to a device, and a production identifier, or UDI-PI, to identify the unit producing the device. Manufacturers are also responsible for entering the necessary data on EUDAMED, which includes the UDI database, and for keeping it up to date. The obligations for registration in EUDAMED and other mandatory uses of the system had originally been planned to start six months after the entire EUDAMED system (including all six modules) had been declared fully functional following an independent audit and an EU Commission notice to be published in the Official Journal and in accordance with the transitional provisions set out in the MDR. Based upon updates from the European Commission’s Stuttgart workshop in May 2025, EUDAMED is transitioning to a phased implementation model, and this phased implementation, enabled by recent regulation (EU) 2024/1860 amending Regulations (EU) 2017/745 and (EU) 2017/746, replaces the previous all-or-nothing approach with a module-by-module activation system and enables the gradual implementation of EUDAMED by a roll-out of individual modules once each individual module is audited and a Commission notice confirming the functionality of the module is published in the Official Journal of the European Union, or OJEU. The obligations and requirements that relate to a certain module of EUDAMED will become applicable 6 months after the publication in the OJEU of the notice confirming the functionality of the given module. Until the date on which the obligations and requirements that relate to a certain EUDAMED module become mandatory, the corresponding Directives’ provisions and obligations relating to vigilance, clinical investigations/performance studies, registration of devices and economic operators., and certificate notifications apply. This is intended to provide for a clear cut-off date when the Directives’ provisions (and the corresponding national transposition measures) cease to apply and the EUDAMED-related provisions become mandatory, thus preventing double registrations issues. Regulation (EU) 2024/1860 deleted Article 120(8) MDR and Article 110(8) IVDR, which established that during the transition period from the publication of the notice confirming the functionality of EUDAMED until its mandatory use for device and certificate registration, the registration of devices and certificates using EUDAMED would have been considered to comply with the national registration requirements pursuant to the Directives.

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

On May 12, 2025, President Trump signed an Executive Order titled: “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients”. Among other steps, the Executive Order directs multiple federal agencies, including the U.S. Department of Health and Human Services, or HHS, to take specific actions aimed at compelling drug manufacturers to lower drug prices in the United States in a manner comparable with other “developed nations.” HHS subsequently announced that the Department “expects each [drug] manufacturer to commit to aligning [United States] pricing for all brand products across all markets that do not currently have generic or biosimilar competition with the lowest price of a set of economic peer countries.” HHS indicated that it will calculate the most-favored-nation, or MFN, price as the lowest price in a country that is part of the Organisation for Economic Co-operation and Development and that has a per capita gross domestic product (GDP) of at least 60% of the U.S. per capita GDP. In July 2025, President Trump sent letters to leading pharmaceutical manufacturers outlining the steps they must take to bring down the prices of prescription drugs in the US to match the lowest price offered in other developed nations. Should any of the Pharmaceutical Companies’ products be successfully developed and secure regulatory approval in the US and foreign countries, and if such MFN policies remain in effect at that time or are reintroduced at a later date and are applied to any of the Pharmaceutical Companies’ products that do secure regulatory approval, if any, such MFN policies could have a material adverse effect on their and our business, results of operations, financial condition and cash flows.

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

Healthcare Law And Regulation

In addition to FDA restrictions on marketing of drug products and medical devices, other supranational, national, regional, federal, state, and local laws concerning healthcare fraud and abuse, including false claims and anti-kickback laws, healthcare professional payment transparency laws, and privacy laws restrict business practices in the pharmaceutical and medical device industries. These laws have been subject to increased enforcement activities with respect to medical product manufacturers and distributors in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the US, exclusion from participation in government healthcare programs, including Medicare, Medicaid, Department of Defense, and Veterans Administration health programs. Restrictions under applicable federal and state and analogous foreign healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs;

●	the federal False Claims Act, which prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable protected health information, including breach notification regulations;

●	new regulations adopted by the Securities and Exchange Commission, or SEC, effective December 18, 2023, that require greater disclosure regarding cybersecurity risk management, strategy and governance, as well as disclosure of material cybersecurity incidents, which may require reporting of a cybersecurity incident before its impact has been fully assessed or the underlying issue has been remediated, which could divert management's attention from incident response and could potentially reveal system vulnerabilities to threat actors, and for which failure to timely report such incidents under these or other similar rules could also result in monetary fines, sanctions or other forms of liability;

●	analogous state data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, medical and financial information, and other information, including data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information, as well as the California Consumer Privacy Act or CCPA, which, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals numerous rights relating to their personal information that may affect companies’ ability to use personal information or share it with business partners, and the California Privacy Rights Act, or CPRA, which expands the scope of the CCPA, imposes new restrictions on behavioral advertising, and establishes a new California Privacy Protection Agency that will enforce the law and issue regulations, and became “operative” on January 1, 2023, with a 12-month “lookback provision” applicable to personal data collected on or after January 1, 2022, and the various state laws and regulations may be more restrictive than and not preempted by United States federal laws;

●	analogous foreign data protection laws, including among others the EU General Data Protection Regulation, or the GDPR, and EU member states’ implementing legislation, which imposes data protection requirements that include strict obligations and restrictions on the ability to collect, analyze, and transfer EU personal data, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total worldwide annual turnover of the preceding financial year), with legal requirements in foreign countries relating to the collection, storage, processing, and transfer of personal data continuing to evolve and varying widely across jurisdictions;

●	the United States civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers; and

●	state laws requiring pharmaceutical companies and medical device companies to comply with the pharmaceutical industry's or the medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our and the Portfolio Companies’ competitors are pursuing the development and/or acquisition of pharmaceuticals, medical devices and over-the-counter (“OTC”) products that target the same diseases, conditions and unmet needs that we and the Portfolio Companies are targeting. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our and the Portfolio Companies’ products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we and the Portfolio Companies would introduce must compete with other products already on the market or products that are later developed by competitors. The principal methods of competition for our and the Portfolio Companies’ products include quality, efficacy, market acceptance, price, and marketing and promotional efforts, patient access assistant programs and product insurance coverage and reimbursement.

We face competition from other entities, including pharmaceutical and biotechnology companies and governmental institutions that are working on supporting orphan drug designations and clinical trials for the neurological manifestations of NPC. Some of these entities are well-funded, with more financial, technical and personnel resources than we have, and have more experience than we do in designing and implementing clinical trials. Two of our competitors were granted FDA approval one a combination therapy for NPC on September 20, 2024 and the second a monotherapy on September 24, 2024, both products became commercially available in the US in 2025. If we are unable to compete effectively against our current or future competitors, sales of our Trappsol® Cyclo™ product may not grow and our financial condition may suffer.

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

Cornerstone maintains (i) an exclusive license agreement with the Research Foundation of the State University of New York at Stony Brook, or RF, granting Cornerstone the exclusive right to make, use and sell products covered under specified technology relating to lipoic acid derivatives with the right to grant sublicenses. This license agreement was amended in 2004, 2007 and 2017 and (ii) Cornerstone maintains a low single-digit royalty agreement with Altira Capital and Consulting, LLC ("Altira"), pursuant to which Cornerstone is granted sole ownership of certain patents directed to lipoic acid derivatives and other technology. Rafael possesses a two-thirds ownership interest in Altira.

Patents

The designation of Trappsol® Cyclo™ as an orphan drug for the treatment of NPC1 by the FDA and European regulators would provide Cyclo with seven years in the US, and 10 to 12 years in the EU, of market exclusivity, respectively, if it were to receive regulatory approval for its designated orphan indication. Cyclo also protected its Trappsol® and Aquaplex® trademarks by registering them with the USPTO. In July 2024, Cyclo received a notice of decision from the European Patent Office to grant a patent application regarding the methods to treat Alzheimer’s Disease, with an effective date of August 21, 2024.

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

Barer has filed patents for its novel inventions, and has entered into licensing agreements for other intellectual property. Patent applications have been filed in the name of Farber Partners, LLC (Barer’s subsidiary) in the areas of T-cell nutrients to enhance checkpoint inhibition and one-carbon metabolism, and serine hydroxymethyltransferase (SHMT) inhibitors for therapies directed to treatment of cancer, autoimmune disease and fibrotic disease. In the area of T-cell nutrients, a Patent Cooperation Treaty Application (PCT) was filed on July 15, 2022, claiming priority to two US provisional applications that were filed in July and December of 2021. The PCT application entered the US national phase and the European regional phase in January of 2024. In the area of SHMT inhibitors, a US provisional application was filed on May 22, 2025. Pursuant to a Collaboration and Assignment Agreement between Farber and Ludwig Institute for Cancer Research Ltd. (“Ludwig”), Farber assigned its rights to these patents relating to T-cel nutrients to Ludwig. Farber and Ludwig also entered into a license agreement for its T-Cell Nutrient technology and Farber will receive a royalty upon the achievement of certain milestones and sales related to the product.

Cornerstone patents its technology, inventions, and improvements that it considers important to the development of its business. Cornerstone also has obtained U.S. orphan drug designation (ODD) for CPI-613® (devimistat) in the treatment of Pancreatic cancer, AML, MDS, Burkitt’s Lymphoma, Peripheral T-cell Lymphoma (PTCL), Soft tissue sarcoma, and Biliary cancer, and EMA ODD for Pancreatic cancer, AML, Burkitt’s Lymphoma, and Biliary cancer.

Cornerstone maintains US. and international trademarks covering its lead development compound (CPI-613® (devimistat)). U.S. and international trademarks are also maintained for potential brand names of devimistat that potentially could be used if it were to receive regulatory approval permitting commercialization and if such brand names were to receive the requisite regulatory clearance.

Rafael Medical Devices patents its technology, inventions, and improvements that it considers important to the development of its business and seeks to expand its intellectual property portfolio. As of September 16, 2023, Rafael Medical Devices had filed the following patent applications related to its devices with the USPTO and PCT: patent application entitled, Compression Anchor Systems, Devices, Instruments, Implants and Methods of Assembly and Use; and patent application entitled Videoscopic Arthroscopic Instruments, Devices, and Systems and Methods of Use and Assembly.

Day Three Labs Manufacturing, a majority-owned subsidiary of Day Three Labs, owns several families of US and international patents and patent applications related to increasing the bioavailability of cannabinoids. Day Three Labs Manufacturing has also filed for trademark protection over the use of the term UNLOKT, which it uses as the brand name for the other third-party manufacturers’ cannabinoids processed using its technology.

Additional patent and trademark applications may be filed as development progresses across the Portfolio Companies as deemed to be in its best interest.

MANUFACTURING

Neither we nor the Portfolio Companies own or operate, and currently have no plans to establish, any manufacturing facilities or fill-and-finish facilities. The Pharmaceutical Companies currently rely, and we expect us and them to continue to rely, on third parties for the manufacture of their product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that they may commercialize should they receive regulatory approval. The Pharmaceutical Companies obtain supplies from these established contract manufacturers on a purchase-order basis and do not have long-term supply arrangements in place. The Pharmaceutical Companies do not currently have arrangements in place for a redundant supply of bulk drug substance or drug product, however, they may seek to add that capability if they move toward regulatory approval and potential commercialization of specific candidates. For all of the product candidates, the Pharmaceutical Companies intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and the formulation and fill-and-finish.

We are developing our lead product candidate, Trappsol® Cyclo™, for the proposed treatment of NPC1. We own all manufacturing and commercial rights to the product and have manufactured using a validated, commercial-scale process using a team of contract manufacturing service providers.

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

Rafael Medical Devices optimizes supply chains and manufacturing on a device per device basis focusing on quality, time, and cost. At present, Rafael Medical Devices does not own or operate manufacturing facilities. Rafael Medical Devices' management has relationships with top tier manufacturers that it leverages on an as-needed basis. On December 11, 2024, Rafael Medical Devices received a substantial equivalence determination for the VECTR System from the Food and Drug Administration's (“FDA”) in response to Rafael Medical Devices’ 510(k) premarket notification. The FDA’s clearance of the VECTR System is for use in minimally invasive ligament or fascia release surgeries, such as carpal tunnel release in the wrist and cubital tunnel release in the elbow. The VECTR System has been classified into Class II and is subject to special controls (performance standards). The Company’s development of future products will depend upon the success of the VECTR System and the Company’s ability to identify attractive opportunities in the marketplace.

Cornerstone owns all manufacturing to its lead development compound CPI-613® (devimistat) and has it manufactured using a validated, commercial-scale process using a team of contract manufacturing service providers.

Real Estate

Our current commercial real estate holdings consist of a portion of a building in Israel. Prior to its sale in August 2022, we also owned the 520 Property.

On August 22, 2022, we completed the sale of the 520 Property for a purchase price of $49.4 million.

The 520 Property was encumbered by a mortgage securing a $15 million loan which was paid off in this transaction. After repaying the loan, and paying commissions, taxes, and other costs, the Company received a net amount of approximately $33 million at closing.

The 520 Property serves as the headquarters of the Company and affiliated entities, IDT Corporation ("IDT"), and Genie Energy, Ltd. (“Genie”), who occupy the third through fourth floors.

Our holding in Israel is a condominium portion of an office building built in 2004 located in the Har Hotzvim section of Jerusalem, Israel. The condominium is one floor comprising approximately 12,400 gross square feet including 24 indoor parking spaces. Har Hotzvim is a high-tech industrial park located in northwest Jerusalem. It is the city’s main zone for science-based and technology companies, among them Intel, Teva and Mobileye. As of July 31, 2025, the space is fully leased to two tenants; one of which is an IDT subsidiary.

Depreciation expense of property, plant and equipment was $146 thousand and $137 thousand for the years ended July 31, 2025 and 2024, respectively. Depreciation expense for the year ended July 31, 2025 includes depreciation of acquired assets from the Day Three Acquisition, Cornerstone Acquisition and Cyclo Merger.

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

HUMAN CAPITAL

Attracting and retaining qualified personnel familiar with our businesses who head our different businesses units is critical to our success. As of October 27, 2025, Rafael Holdings and its subsidiaries had 21 full-time and 2 part-time employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. To accomplish that, our compensation practices are designed to attract and retain qualified and motivated personnel and align their interests with the goals of the Company and with the best interests of our stockholders. Our compensation philosophy is to provide compensation to attract the individuals necessary for our current needs and growth initiatives, and provide them with the proper incentives to motivate those individuals to achieve our long-term plans, which includes among other things, equity and cash incentive plans that attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards.

We believe that talent attraction and retention are critical to our ability to achieve our strategy and that a trained, diverse and inspired workforce is integral to delivering on our objectives. Our recruiting process reaches a wide array of potential employees, and we employ a rigorous screening process to ensure that we identify and hire quality professionals. We work to ensure that compensation and benefits offered to employees are fair and reflects industry standards and best practices.

We are committed to diversity and inclusion in the workforce including a policy of non-discriminatory treatment and respect of human rights for all current and prospective employees. Discrimination on the basis of an individual’s race, religion, creed, color, sex, sexual orientation, age, marital status, disability, national origin or veteran’s status is not permitted by us and is illegal in many jurisdictions. We respect the human rights of all employees and strive to treat them with dignity consistent with standards and practices recognized by the international community.

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

We may need to raise additional capital for operations and in order for stockholders to realize increased value on our securities. If the current Phase 3 trial for Trappsol® Cyclo™ is successful, we will likely need to raise capital for the manufacturing, distribution and potential commercialization of Trappsol® Cyclo™ . Given the current global economy and other factors, if we need to raise additional capital, there can be no assurance that we will be able to obtain the necessary funding on commercially reasonable terms in a timely fashion or at all. Failure to receive the funding could have a material adverse effect on our business, prospects, and financial condition.

Our limited operating history makes it difficult to evaluate our business and prospects and may increase your investment risk.

We have only a limited operating history upon which our business and prospects can be evaluated. We expect to encounter risks and difficulties frequently encountered by early-stage companies in the industries in which we operate.

We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization of any product that might receive regulatory approval. Typically, it takes about ten to fifteen years to develop one new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by clinical stage biopharmaceutical companies in rapidly evolving fields. We will also need to transition from a company with a research focus to a company capable of supporting commercial activities should any regulatory approval be secured, if any. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer, our future revenue potential may be impacted, and our ability to pursue our growth strategy and attain profitability could be compromised.

We hold significant cash, cash equivalents, and investments that are subject to various market risks.

As of July 31, 2025, we held approximately $52.8 million in cash and cash equivalents, $1.2 million in other receivables, and $0.6 million in third-party and related party receivables. Our passive interests in other entities are not currently liquid, and we cannot assure that we will be able to liquidate them when we desire, or ever. As a result of these different market risks, our holdings of cash, cash equivalents, and investments could be materially and adversely affected.

We may not be able to consummate any investment, business combination or other transaction.

While we seek corporate development opportunities, we may not be able to find any suitable target businesses and consummate an investment, business combination or other transaction. Our ability to complete any such transactions may be negatively impacted by general market conditions, volatility in the debt and equity markets, decreased market liquidity, and third-party financing being unavailable on terms acceptable to us or at all.

Risks Related to our Pharmaceuticals Business

Our future success may depend on the results of the ongoing Phase 3 trial for Trappsol® Cyclo™. If we are unable to obtain regulatory approval or successfully commercialize Trappsol® Cyclo™ or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant amount of capital in Cyclo and the development and clinical activity for Trappsol® Cyclo™. Our dependence on the success of Trappsol® Cyclo™ and the need for additional capital will increase if the Phase 3 trial for Trappsol® Cyclo™ is successful. Based on the independent DMC review of safety and efficacy data at the prespecified 48-week interim analysis, in June 2025, the DMC recommended to continue the trial to 96 weeks.

The success of Trappsol® Cyclo™ is beyond our control, and the drug development and regulatory approval processes could cause significant delay or prevent us from obtaining regulatory approval or commercializing Trappsol® Cyclo™ or any other product candidates. If we are is unable to develop, obtain regulatory approval for, or, if approved, successfully commercialize its product candidates, we may not be able to generate sufficient revenue to continue our business.

Even if we were to obtain FDA approval for Trappsol® Cyclo™ for treatment of the designated Rare Pediatric Disease NPC1, the Rare Pediatric Disease Priority Review Voucher Program may no longer be in effect or may have been revised at the time of any such approval, or we or they might not be able to capture the value of the Rare Pediatric Disease Priority Review Voucher Program even if the program is still in effect.

Rare pediatric disease designation by the FDA is granted in the case of serious or life-threatening diseases affecting fewer than 200,000 people in the United States in which the serious or life-threatening manifestations are primarily in individuals 18 years of age and younger. The designation provides regulatory incentives for companies to develop and market therapies that treat these conditions. The sponsor of a drug for a rare pediatric disease may be eligible for a PRV upon approval of the drug that can be used to obtain a priority review of a subsequent marketing application for a different product. The PRV may be sold or transferred an unlimited number of times. A Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

Even if Trappsol® Cyclo™ were to be approved, it is not certain that we would be awarded a PRV as we may no longer meet the conditions for such an award at the time of such approval, if any. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA or BLA for such drug will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Under the FFDCA, Cyclo will need to request a rare pediatric disease priority review voucher in any original NDA it submits for Trappsol® Cyclo™. The FDA may determine that an NDA for Trappsol® Cyclo™, if it were to be submitted and approved, does not meet the eligibility criteria for a PRV at the time of any approval, including for the following reasons:

●	NPC1 no longer meets the definition of a rare pediatric disease;

●	the NDA contains an active ingredient that has been previously approved by the FDA;

●	the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or

●	the NDA is approved for a different adult indication than the rare pediatric disease NPC1 for which Trappsol® Cyclo™ is designated.

In addition, the FDA may revoke any PRV if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

Under the current statutory sunset provisions, Congress extended the Rare Pediatric Disease Priority Review Voucher program until September 30, 2024, with new drug approvals that meet the voucher criteria effectively grandfathered through September 30, 2026. This program has been subject to criticism, including by the FDA, and it is possible that, even if we were to obtain approval for Trappsol® Cyclo™ and otherwise qualify for such a PRV, the program may no longer be in effect at the time of approval. Absent a reauthorization or other extension of the program, if an NDA for Trappsol® Cyclo™ is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease PRV, it will not be awarded a PRV because the FDA currently may not award any rare pediatric disease PRVs after that date under current law. Even if legislation is enacted that extends the date by which approval of the rare pediatric disease-designated drug must obtain approval to receive a PRV, we may not obtain approval by that date, and even if we do, we may not obtain a PRV. Moreover, any Congressional reauthorization of this program may include new or different terms or eligibility requirements, and the FDA may determine that any marketing application for Trappsol® Cyclo™, if it were to be submitted and approved, does not meet the reauthorized eligibility criteria for awarding a PRV.

PRVs may be sold or transferred to third parties, and, in some instances, recipients of PRVs have transferred them to other drug developers in exchange for substantial financial consideration. Even if we were to receive a PRV, there can be no assurance that we will be able to apply it to review of one of our other drug candidates or to transfer it for substantial financial consideration, if at all, or otherwise realize any value from it.

We rely upon third parties for the manufacture of Trappsol® Cyclo™ and are dependent on their quality and effectiveness.

Trappsol® Cyclo™ requires precise, high-quality manufacturing. The failure to achieve and maintain high manufacturing standards, including the failure to conform to c-GMPs (current Good Manufacturing Practices), or to detect or control anticipated or unanticipated manufacturing errors or the frequent occurrence of such errors, could result in discontinuance or delay of ongoing or planned clinical trials, delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals, patient injury or death, and other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance and shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s c-GMP regulations and similar foreign laws and standards. If our contract manufacturers fail to maintain ongoing compliance at any time, the production of our product candidates could be interrupted, resulting in delays or discontinuance of our clinical trials, additional costs and loss of potential revenues.

We are dependent on the Cyclo management team, and our ability to advance the development, clinical testing, regulatory approval of our lead candidate, Trappsol® Cyclo™ may be materially and adversely affected if we lose them.

The success of Cyclo to date has largely depended on the efforts and abilities of the Cyclo management team and our ability to advance our efforts of our Cyclo subsidiary could be materially and adversely affected if, for any reason, members of the management team leave.

A small number of our customers account for a substantial portion of our revenue, and the loss of any of these customers would materially decrease our revenues.

Following consummation of the Cyclo Merger, sales of cyclodextrin products for research purposes generates a significant portion of our revenues. During the year ended July 31, 2025, one major customer from this revenue stream accounted for 25% of total revenues. Accounts receivable balances for this major customer represents 26% of total accounts receivable at July 31, 2025. We have a contract with only one of our major customers. The loss of this customer would materially decrease our revenues if we were unable to replace such customer.

We are dependent on certain third-party suppliers.

Cyclo purchases the cyclodextrin products it sells as part of its legacy fine chemical business from third-party suppliers and depends on those suppliers for the cyclodextrins it uses in its Aquaplex® fine chemical business products. Cyclo is also dependent on outside manufacturers that use lyophilization techniques for its Aquaplex® fine chemical business products. Cyclo purchases substantially all of its Trappsol® fine chemical business products from bulk manufacturers and distributors in the U.S., Japan, China, and Europe. Although products are available from multiple sources, an unexpected interruption of supply, or material increases in the price of products, for any reason, such as regulatory requirements, tariffs, import restrictions, loss of certifications, power interruptions, fires, hurricanes, war or other events could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We may be negatively affected by tariffs imposed on imported and/or exported products.

The current U.S. presidential administration has announced a wide range of tariffs on certain ingredients, inputs and imports from many countries, including Canada, Mexico, members of the European Union, the United Kingdom, and China. The imposition of such tariffs potentially may result in increased costs to raw materials sourced outside the US. For example, glass sourced from the EU and Cyclodextrins from China. We are continuing to monitor the rapidly evolving tariff and global trade policies and are working with our suppliers to mitigate potential impacts on our business. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as recent legal challenges to the U.S.'s imposition of tariffs, negotiations between the U.S. and affected countries, the responses of other countries or regions, relief that may be granted, availability and cost of alternative sources of supply and demand for our products in affected markets. The uncertainty of the tariffs could impact our financial condition or results of operations. Furthermore, our competitors may be less exposed to tariff impacts or in a better position to mitigate the increased costs of tariffs.

We may not be successful in our efforts to identify or discover potential product candidates.

Our business strategy includes elements for us and entities in which we invest to identify, create and test compounds, and where regulatory requirements are met, to advance clinical testing of those and other compounds. A significant portion of the research that the Pharmaceutical Companies are conducting involves new compounds and drug discovery methods and suitable drug delivery systems, including the Pharmaceutical Companies’ proprietary technology. The drug discovery that the Pharmaceutical Companies are conducting using the Pharmaceutical Companies’ proprietary technologies may not be successful in identifying compounds that are useful in treating cancer or other ailments. The Pharmaceutical Companies’ research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates that, subject to meeting regulatory requirements, have the potential for initiating clinical development for a number of reasons, including:

●	the research methodology used may not be successful in identifying appropriate biomarkers, potential product candidates or effective carrier systems to confer a safe and effective drug delivery mechanism or a drug delivery advantage;

●	potential product candidates may, on further study, be shown to not be effective, have harmful side effects or other characteristics that indicate that they are unlikely to be medicines that will receive regulatory approval and achieve market acceptance.

Research programs to identify new product candidates require substantial technical, financial, and human resources. The Pharmaceutical Companies may choose to focus the Pharmaceutical Companies’ efforts and resources on a potential product candidate that ultimately proves to be unsuccessful.

If the Pharmaceutical Companies are unable to identify suitable compounds for preclinical and clinical development, and/or are unable to successfully meet regulatory requirements or initiating clinical trials and secure regulatory approval for any such compounds, the Pharmaceutical Companies will not be able to obtain product revenue in future periods, which likely would result in significant harm to the Pharmaceutical Companies’ financial position and adversely impact the Pharmaceutical Companies’ valuation and our business.

We and the Portfolio Companies may expend our and their limited resources to pursue a particular product candidate or an indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because the Pharmaceutical Companies have limited financial and managerial resources, their focus on research programs and product candidates that they may or will identify for specific indications may not be exhaustive. As a result, the Pharmaceutical Companies may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. The Pharmaceutical Companies’ resource allocation decisions may cause them to fail to capitalize on viable commercial medicines or profitable market opportunities. The Pharmaceutical Companies’ spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If the Pharmaceutical Companies do not accurately evaluate the commercial potential or target market for a particular product candidate, they may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements, or outright product relinquishment in cases in which it would have been more advantageous for them to retain sole development and commercialization rights to such product candidate.

Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our and the Pharmaceutical Companies’ preclinical and clinical programs may experience delays or may never advance, which would adversely affect the ability to obtain regulatory approvals for product candidates, or commercialize any product candidates for which regulatory approval is obtained, on a timely basis or at all, which could have an adverse effect on our business.

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

Conducting nonclinical and preclinical testing and clinical trials represents a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, and novelty of the program, and often can be several years or more per development program. Delays associated with programs for which the Pharmaceutical Companies are conducting nonclinical and preclinical studies may cause them to incur additional operating expenses. The commencement and rate of completion of nonclinical and preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

●	inability to generate sufficient nonclinical and preclinical or other in vivo or in vitro data to support the initiation of clinical studies;

●	timely completion of nonclinical and preclinical laboratory tests, animal studies, and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;

●	inability to secure approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before each trial may be initiated;

●	delays in reaching a consensus with regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials;

●	delays in reaching agreement on acceptable contractual terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites and across different jurisdictions;

●	delays in identifying, recruiting and training suitable clinical investigators;

●	delays in recruiting eligible patients to participate in clinical trials;

●	delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable, cGMP-compliant quantities of product candidates for use in clinical trials;

●	insufficient or inadequate supply or quality of product candidates or other materials necessary for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;

●	imposition of a temporary or permanent clinical hold by regulatory authorities;

●	developments on trials conducted by competitors for related technology or medical products that raise FDA or foreign regulatory authority concerns about risk to patients of the technology broadly, or if the FDA or a foreign regulatory authority finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

●	delays in recruiting, screening and enrolling patients and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

●	challenges in collaborating with patient groups and investigators;

●	failure by CROs, other third parties or the Pharmaceutical Companies to adhere to clinical trial protocols;

●	failure by CROs, other third parties or the Pharmaceutical Companies to perform in accordance with the FDA’s or any other regulatory authority’s good laboratory practices, or GLPs, good clinical practice requirements, or GCPs, or other applicable regulatory guidelines in the US or other countries;

●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits, or occurrence of adverse events in a clinical trial of the same class of agents conducted by other companies;

●	changes to the clinical trial protocols;

●	clinical sites deviating from trial protocols or dropping out of a trial;

●	changes in regulatory requirements and guidance, or data from an ongoing or other studies, that require amending or submitting new clinical protocols;

●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

●	selection of inclusion and/or exclusion criteria that significantly inhibit the ability to recruit patients into clinical trials;

●	selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;

●	the cost of clinical trials of the Pharmaceutical Companies’ product candidates being greater than anticipated;

●	interruptions of and/or delays in the clinical trials of the Pharmaceutical Companies’ product candidates and the potential impact of such interruptions or delays on a product candidate’s development program and the validity of clinical data result from a product candidate’s development program;

●	clinical trials of the Pharmaceutical Companies’ product candidates producing negative or inconclusive results, which may result in our or their deciding, or regulators requiring us, to amend clinical trial protocols, conduct additional clinical trials or abandon development of such product candidates;

●	transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization, or CMO, and delays or failure by CMOs or the Pharmaceutical Companies to properly implement such manufacturing processes or make any necessary changes to those processes and secure the requisite regulatory approvals; and

●	third parties being unwilling or unable to satisfy their contractual obligations to us or the Pharmaceutical Companies.

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

Enrollment may be particularly challenging for some of the orphan diseases the Pharmaceutical Companies target in the Pharmaceutical Companies’ programs. In addition, there may be limited patient pools from which to draw for clinical studies. In addition to the rarity of some diseases, the eligibility (inclusion and exclusion) criteria of the Pharmaceutical Companies’ clinical studies will further limit the pool of available study participants as they may require that patients have specific characteristics that they can measure or to assure their disease is either severe enough or not too advanced to include them in a study. In addition, some of the Pharmaceutical Companies’ competitors may have approved competing products or ongoing clinical trials for product candidates that are in development to treat the same indications as the Pharmaceutical Companies’ product candidates, and patients who would otherwise be eligible for the Pharmaceutical Companies’ clinical trials may instead be prescribed a competitor's approved product or advised to enroll in clinical trials of the Pharmaceutical Companies’ competitors’ product candidates and therefore be ineligible or otherwise unwilling to enroll in the Pharmaceutical Companies’ clinical trials.

Patient enrollment is also affected by other factors including:

●	size and nature of the patient population;

●	severity of the disease under investigation;

●	availability and efficacy of approved drugs for the disease under investigation;

●	patient eligibility (inclusion and exclusion) criteria for the trial in question as defined in the protocol;

●	perceived risks and benefits of the product candidate under study;

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or future product candidates being investigated for the indications the Pharmaceutical Companies are investigating;

●	delays in or temporary suspension of the enrollment of patients in planned clinical trials due to the COVID-19 pandemic or other public health emergencies;

●	ability to obtain and maintain patient consents and clinical trial enrollment;

●	patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients; and

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion, including as a result of contracting COVID-19 or other health conditions or being forced to quarantine, or, because they may be late-stage cancer patients or have other conditions and will not survive the full durations of the clinical trials.

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

Our or the Pharmaceutical Companies’ product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could preclude further development, prevent regulatory approval, prevent market acceptance or limit their commercial potential if regulatory approval were to be received or result in significant negative consequences.

If our or the Pharmaceutical Companies’ product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we or the Pharmaceutical Companies may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us or the Pharmaceutical Companies from securing regulatory approval or achieving or maintaining market acceptance of the affected product candidate if it were to received regulatory approval, and may adversely affect our business, financial condition, and prospects significantly.

In addition, many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. Further, we expect that certain product candidates will be used in patients that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Patients treated with product candidates may also be undergoing surgical, radiation and/or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to the product candidate but may still impact the risk-benefit profile of the product candidate and the success of clinical trials. The inclusion of critically ill patients in clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. It may be very challenging, or even impossible, for us or the Pharmaceutical Companies to demonstrate that any such deaths or other adverse events are traceable to other therapies or medications that such patients may be using or to the gravity of such patients’ illnesses, in which case the FDA or analogous regulatory authorities may attribute any such deaths or other adverse events to our or the Pharmaceutical Companies’ product candidate being studied in the clinical trial.

If significant adverse events or other side effects are observed in any of our or the Pharmaceutical Companies’ current or future clinical trials, we or the Pharmaceutical Companies may have difficulty recruiting patients to the clinical trials, patients may drop out of such trials, or they may be required to abandon the trials or their development efforts of a product candidate altogether. We, the Pharmaceutical Companies, the FDA, other comparable regulatory authorities or an IRB may suspend or halt clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to inadequate clinical benefit and/or unacceptable health risks or adverse side effects.

Further, if any of our or the Pharmaceutical Companies’ product candidates obtains regulatory approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after any such approval and lead to a number of potentially significant negative consequences, including, but not limited to:

●	regulatory authorities may suspend, limit or withdraw approvals of such product, or seek an injunction against its manufacture or distribution;

●	regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

●	we or the Pharmaceutical Companies may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;

●	we or the Pharmaceutical Companies may be required to develop and implement a risk evaluation and mitigation strategy, or REMS, which could include, among other things, a medication guide outlining the risks of such side effects for distribution to patients, and potentially limitations or even restrictions on prescribing, dispensing, and/or distribution;

●	we and/or the Pharmaceutical Companies may be subject to fines, injunctions or the imposition of criminal penalties;

●	we and/or the Pharmaceutical Companies could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

Any of these events could prevent us or the Pharmaceutical Companies from achieving or maintaining market acceptance of the particular product candidate, if approved, could significantly harm the standing and reputation of the Pharmaceutical Companies among health-care providers and patients, and could seriously harm our business.

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

From time to time, we and/or the Pharmaceutical Companies may also disclose interim data from preclinical studies and clinical trials. Interim data from preclinical and clinical trials are subject to the risk that one or more of the preclinical or clinical outcomes may not be clinically relevant and may materially change as patient enrollment continues and more patient data become available or as patients from such clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could materially adversely affect our business prospects.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success or failure of later preclinical studies or clinical trials, and interim results of preclinical studies or clinical trials do not necessarily predict success in future clinical trials. Many companies in the biopharmaceutical industry, including Cornerstone, have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and the Pharmaceutical Companies could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or even completed. We and the Pharmaceutical Companies have limited experience in designing clinical trials and may be unable to design and execute clinical trials to support regulatory approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the product candidates. Even if we or the Pharmaceutical Companies, or future collaborators, believe that the results of clinical trials for the Pharmaceutical Companies’ product candidates warrant regulatory approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant regulatory approval of the Pharmaceutical Companies’ product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, proper implementation of inclusion and exclusion criteria, differences in standards of care in different geographical locations, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other elements of the clinical trial protocols, and the rate of dropout among clinical trial participants. If the Pharmaceutical Companies fail to receive positive results in clinical trials of the Pharmaceutical Companies’ product candidates, the development timeline and regulatory approval and commercialization prospects for the Pharmaceutical Companies’ most advanced product candidates, and, correspondingly, our or the Pharmaceutical Companies’ business and financial prospects would be negatively impacted.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if the Pharmaceutical Companies are ultimately unable to obtain regulatory approval for their product candidates, our and their business will be substantially harmed.

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

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in the Pharmaceutical Companies failing to obtain regulatory approval to market their product candidates, which would significantly harm our business, results of operations and prospects. In addition, even if the Pharmaceutical Companies were to obtain approval, regulatory authorities may approve any of their product candidates for fewer or more limited indications or less advantageous labeling than requested, may grant approval contingent on the performance of costly post-marketing clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS, which may be required to assure safe use of the drug after approval. The FDA or the applicable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than originally requested, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Even if regulatory approval were to be secured, payors in the US responsible for coverage and reimbursement determinations and foreign authorities responsible for drug pricing determinations may not provide adequate coverage or reimbursement or approve the prices the Pharmaceutical Companies intend to charge for any approved products or those prices could be reduced based upon most-favored-nation pricing policies. Any of the foregoing scenarios could materially harm the commercial prospects for the Pharmaceutical Companies' product candidates.

If the FDA does not conclude that certain of the Pharmaceutical Companies’ product candidates, if any, satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidates under Section 505(b)(2) are not as they expect, the approval pathway for those product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

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

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2), certain pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, either generally or in connection with a Section 505(b)(2) submission by the Pharmaceutical Companies, the FDA may change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that the Pharmaceutical Companies submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to certain requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of the Pharmaceutical Companies NDAs for up to 30 months or longer depending on the outcome of any litigation. It also is not uncommon for a manufacturer of a previously approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of a new product. Even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if the Pharmaceutical Companies are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to streamlined product development or earlier approval.

We and the Pharmaceutical Companies may not be able to obtain orphan drug designation or obtain or maintain the benefits associated with orphan drug designation, such as orphan drug exclusivity and, even if they do, that exclusivity may not prevent the FDA or other comparable foreign regulatory authorities from approving competing products.

As part of our business strategy, we and the Pharmaceutical Companies may seek orphan drug designation, or ODD, for any eligible product candidates, but we may be unsuccessful in obtaining or maintaining the benefits of such designations.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing and making available the drug will be recovered from sales in the United States. Cornerstone has received ODD for CPI-613 (devimistat) for the treatment of pancreatic cancer, acute myeloid leukemia, myelodysplastic syndrome, Burkitt’s lymphoma, peripheral T-cell lymphoma, soft tissue sarcoma, and biliary cancer. Cyclo received ODD for the treatment of NPC1 by the FDA for Trappsol® Cyclo™.

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

Even if we or the Pharmaceutical Companies obtain ODD for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We or the Pharmaceutical Companies may not be the first to obtain regulatory approval of any product candidate for which we have obtained ODD for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. If one or more third-party sponsor is the first to receive approval for an alternative product(s) for the same orphan-designated indication as our or the Pharmaceutical Companies’ product candidate, even if FDA were to conclude that the Pharmaceutical Companies’ product candidate is not the “same drug” as the alternative product(s), the prior approval(s) of such alternative product(s) could result in a delay in the regulatory review of our or the Pharmaceutical Companies’ product candidate and/or requests for the conduct of additional clinical trials that may further delay the prospects for any approval of our or the Pharmaceutical Companies’ product candidate. In addition, exclusive marketing rights in the United States may be limited if our or the Pharmaceutical Companies seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if they are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Further, even if we or the Pharmaceutical Companies obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active ingredients may be approved for the same condition, and competitors also potentially could secure approval of the same drug for different non-orphan conditions. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process.

Disruptions at the FDA and other government agencies caused by funding shortages, government shutdowns or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions, including a shutdown of the federal government. Average review times at the FDA have fluctuated in recent years. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the United States federal government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If the occasional U.S. government shutdowns are prolonged or other events or conditions occur that prevent the FDA or other regulatory agencies from hiring and retaining personnel and conducting their regular activities, it could significantly impact the ability of these agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Even if we or the Pharmaceutical Companies receive regulatory approval for any product candidate, they will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

Any regulatory approvals that we or the Pharmaceutical Companies may receive for their product candidates will require the regular submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups or patient populations, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of a product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for us or the Pharmaceutical Companies’ products will be subject to extensive and ongoing regulatory requirements and associated personnel and financial commitments. These requirements include submissions of safety and other post-marketing information and reports, maintenance of cGMP compliance at and registrations for all manufacturing facilities, as well as continued compliance with cGCP requirements for any clinical trials that are ongoing or conducted post-approval. Manufacturers of approved products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. Later discovery of previously unknown problems with marketed products, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;

●	restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;

●	fines, restitutions, disgorgement of profits or revenue, warning letters, untitled letters or holds on clinical trials;

●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or the Pharmaceutical Companies or suspension or revocation of approvals;

●	product seizure or detention, or refusal to permit the import or export of our or the Pharmaceutical Companies’ products; and

●	injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our or the Pharmaceutical Companies’ ability to commercialize their product candidates and generate revenue and could require us or the Pharmaceutical Companies to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our or the Pharmaceutical Companies’ product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2024 United States Presidential Election impacted our business and industry. Namely, the Trump Administration took several Executive Actions, including the issuance of a number of Executive Orders, that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be rescinded and replaced under the current or future Administrations. The policies and priorities of any Administration and the U.S. Congress are unknown and could materially impact the regulations governing our or the Pharmaceutical Companies’ product candidates. If we or the Pharmaceutical Companies are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or they are not able to maintain regulatory compliance, we or they may be subject to enforcement action and we or they may not achieve or sustain profitability.

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

Even if any of our or the Pharmaceutical Companies’ product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

If any of our or the Pharmaceutical Companies’ product candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. If any of our or the Pharmaceutical Companies’ product candidates were to receive regulatory approval but do not achieve an adequate level of acceptance, we or the Pharmaceutical Companies may not generate significant product revenue and may not become profitable. The degree of market acceptance of our or the Pharmaceutical Companies’ product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy, safety profile, and any potential clinical advantages compared to alternative treatments;

●	the approval, availability, market acceptance, and reimbursement for any companion diagnostic;

●	the ability to offer our or the Pharmaceutical Companies’ medicines for sale at competitive prices;

●	convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	ensuring uninterrupted product supply;

●	the strength of marketing and distribution support;

●	sufficient third-party coverage and reimbursement; and

●	the prevalence and severity of any side effects.

If any of our or the Pharmaceutical Companies’ product candidates are approved but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, they may not generate or derive sufficient revenue from that product candidate and our and their financial results could be negatively impacted.

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

If, in the future, we or the Pharmaceutical Companies are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our or the Pharmaceutical Companies’ product candidates that receive regulatory approval, if any, we or the Pharmaceutical Companies may not be successful in commercializing the product candidates if and when they are approved.

We and the Pharmaceutical Companies do not have a sales or marketing infrastructure and have little experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved medicine for which we or the Pharmaceutical Companies retain sales and marketing responsibilities, they must either develop a sales and marketing organization or outsource these functions to other third parties. In the future, we or the Pharmaceutical Companies may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our or their collaborators for, some of our or their product candidates if and when they are approved.

There are risks involved with both establishing one’s own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate that has received regulatory approval for which we or the Pharmaceutical Companies recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, they would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we or the Pharmaceutical Companies cannot retain or reposition their sales and marketing personnel.

Factors that may inhibit us or the Pharmaceutical Companies’ efforts to commercialize their medicines on our or their own include:

●	our or the Pharmaceutical Companies’ inability to recruit and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future medicines in accordance with approved labeling;

●	the lack of complementary medicines to be offered by sales personnel, which may put them at a competitive disadvantage relative to companies with more extensive product lines;

●	our or the Pharmaceutical Companies’ inability to equip medical and sales personnel with compliant and effective materials, including medical and sales literature, to help them educate physicians and other healthcare providers regarding applicable diseases and any products that receive regulatory approval;

●	the failure of us or the Pharmaceutical Companies, and/or any other third parties to whom sales, marketing, reimbursement and distribution services are outsourced, to develop and distribute compliant medical and sales literature in accordance with any labeling that is approved or to adhere to the scope of such literature when communicating with physicians and other health care professionals regarding any products that receive regulatory approval;

●	our or the Pharmaceutical Companies’ inability to develop or obtain sufficient operational functions to support our commercial activities; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we or the Pharmaceutical Companies enter into arrangements with third parties to perform sales, marketing, reimbursement and distribution services, their product revenue or the profitability of product revenue to them are likely to be lower than if we or the Pharmaceutical Companies were to directly market and sell any medicines that we or they develop. In addition, we or the Pharmaceutical Companies may not be successful in entering into arrangements with third parties to sell and market our or their product candidates or may be unable to do so on terms that are favorable. We and the Pharmaceutical Companies likely will have little control over such third parties’ allocation of resources, and any of them may fail to devote the necessary resources and attention to sell and market our or the Pharmaceutical Companies’ medicines effectively. If we or the Pharmaceutical Companies do not establish sales and marketing capabilities successfully, either on their own or in collaboration with third parties, we or the Pharmaceutical Companies will not be successful in commercializing our or their product candidates if and when they are approved.

We and Portfolio Companies face substantial competition, and if competitors develop and market technologies or products more rapidly than those companies do or that are more effective, safer or less expensive than the product candidates that those companies develop, our commercial opportunities will be negatively impacted.

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary and novel products and product candidates. The development and commercialization of new drug products is highly competitive. We and the Pharmaceutical Companies face competition with respect to current product candidates, and we and the Pharmaceutical Companies and our and their collaborators will face competition with respect to any product candidates that they or their collaborators may seek to develop or commercialize in the future, from major pharmaceutical companies and specialty biopharmaceutical companies worldwide. There are a number of large biopharmaceutical companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which the Pharmaceutical Companies are developing their product candidates. Some of these competitive products and therapies are based on scientific approaches that are similar to our or the Pharmaceutical Companies’ approach. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We are focused on a treatment for NPC1 and face competition from Actelion, a subsidiary of Johnson & Johnson , Zevra Therapeutics, Inc., Mandos Health, Azafaros, and IntraBio, among others.

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

We and the Pharmaceutical Companies’ competitors may develop products that are more effective, safer, more convenient or less costly than any that the Pharmaceutical Companies are developing or that would render their product candidates obsolete or non-competitive. In addition, our or the Pharmaceutical Companies’ competitors may discover biomarkers that more efficiently and/or effectively measure metabolic pathways than the Pharmaceutical Companies’ methods, which may give them a competitive advantage in developing potential products. The Pharmaceutical Companies’ competitors may also obtain regulatory approval from the FDA or other regulatory authorities for their products more rapidly than the Pharmaceutical Companies may obtain approval, which could result in the Pharmaceutical Companies’ competitors establishing a strong market position before they are able to enter the market.

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

Even if we or the Pharmaceutical Companies or our collaborators are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which would harm our and the Pharmaceutical Companies’ business.

The commercial success of our or the Pharmaceutical Companies’ product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our or the Pharmaceutical Companies’ product candidates will be covered and paid for, following regulatory approval, if any, by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we or the Pharmaceutical Companies, or any future collaborators, may not be able to successfully commercialize our or the Pharmaceutical Companies’ product candidates in the event they receive regulatory approval. Even if coverage is provided, the approved reimbursement amount or any mandated most-favored-nation pricing may not be high enough to allow us, the Pharmaceutical Companies, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or the Pharmaceutical Companies’ investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us or the Pharmaceutical Companies to provide scientific and clinical support for the use of their products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Regulatory approvals, pricing, and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or regulatory approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted and in the US may subject us and the Pharmaceutical Companies or any future collaborators to most-favored-nation pricing. As a result, we, the Pharmaceutical Companies, or any future collaborators, might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, or subject to pricing determinations or mandates which may negatively impact the revenue we or the Pharmaceutical Companies are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our or the Pharmaceutical Companies’ ability or the ability of any future collaborators to recoup our or the Pharmaceutical Companies’ or their investment in one or more product candidates, even if the Pharmaceutical Companies’ product candidates obtain regulatory approval.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our or the Pharmaceutical Companies’ ability, and the ability of any future collaborators, to commercialize any of our or the Pharmaceutical Companies’ product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, and by introducing most-favored-nation and other pricing mandates, any one of which could affect our or the Pharmaceutical Companies’ ability or that of any future collaborators to sell our or the Pharmaceutical Companies’ product candidates profitably following regulatory approval. These payors may not view our or the Pharmaceutical Companies’ products, if any, as cost-effective, and coverage and reimbursement may not be available to our or the Pharmaceutical Companies’ customers, or those of any future collaborators, or may not be sufficient to allow our or the Pharmaceutical Companies’ products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us or require us, or any future collaborators, to decrease the price our or the Pharmaceutical Companies, or they, might establish for products, which could result in lower than anticipated product revenue. If the prices for the Pharmaceutical Companies’ products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement or mandate lower prices, our and the Pharmaceutical Companies’ prospects for revenue and profitability will suffer.

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

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged as are governments in the US and abroad. We and the Pharmaceutical Companies cannot be sure that coverage will be available for any product candidate that they, or any future collaborator, commercializes and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to federal and/or state laws that govern imports of drugs from countries such as Canada where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for our or any of the Pharmaceutical Companies’ product candidates for which they, or any future collaborator, obtain regulatory approval could significantly harm our and the Pharmaceutical Companies’ operating results, our and the Pharmaceutical Companies’ ability to raise capital needed to commercialize products, and our and the Pharmaceutical Companies’ overall financial condition.

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

Since enactment of the ACA, there have been numerous executive and legal challenges and Congressional actions to repeal and replace provisions of the law. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the current or future Administrations or other efforts, if any, to challenge, repeal or replace the ACA, will impact the Pharmaceutical Companies’ businesses. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for the Pharmaceutical Companies’ products if they were to receive regulatory approval.

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

Pursuant to the IRA, the Centers for Medicare & Medicaid Services (CMS) selected ten drugs covered under Medicare Part D for the first cycle of negotiations for initial price applicability year 2026 and engaged in voluntary negotiations with the drug companies for the selected drugs. CMS negotiated prices for 10 drugs covered under Medicare Part D that will go into effect beginning January 1, 2026, based on negotiations and agreements reached between CMS and participating drug companies. In August 2024, CMS announced discounts ranging from 38% to 79% based upon negotiated price differences from the drugs’ 2023 list price. On January 17, 2025, CMS announced the selection of 15 drugs covered under Medicare Part D for the second cycle of negotiations (initial price applicability year 2027), based on total gross covered prescription drug costs under Medicare Part D and other criteria as required by the law. On September 30, 2025, CMS issued final guidance for the third cycle of negotiations for the Medicare Drug Price Negotiation Program which will occur in 2026 for initial price applicability year 2028, along with additional information on CMS’ support for manufacturer effectuation of negotiated maximum fair prices (MFPs) in initial price applicability years 2026, 2027, and 2028. CMS expects to announce up to 15 additional drugs covered under Part D and/or payable under Part B for potential negotiation by February 1, 2026, plus any additional drugs selected for the first cycle of renegotiation. Among other policy refinements, this final CMS guidance also implements expanded protections for orphan drugs enacted in the Working Families Tax Cuts Act (Public Law 119-21) by implementing changes to the Orphan Drug Exclusion in section 71203 of Public Law 119-21. Specifically, CMS broadened the exclusions from negotiation for products designated by FDA as drugs for one or more rare diseases or conditions if all approved indications are for one or more such rare diseases or conditions (rather than solely products designated by FDA as drugs for one rare disease or condition and for which all approved indications are for such rare disease or condition). These enhanced protections are designed to preserve critical incentives for rare disease research while maintaining negotiation eligibility when appropriate.

It is unclear exactly how the results of the 2024 election will impact healthcare reform measures of the current Trump Administration or whether the Administration could impose other reform efforts, including what, if any, impact such changes will have on our business. One step the Trump Administration already has taken is the issuance, on May 12, 2025, of an Executive Order titled: “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients”. Among other steps, the Executive Order directs multiple federal agencies, including the U.S. Department of Health and Human Services, or HHS, to take specific actions aimed at compelling drug manufacturers to lower drug prices in the United States in a manner comparable with other “developed nations.” HHS subsequently announced that the Department “expects each [drug] manufacturer to commit to aligning [United States] pricing for all brand products across all markets that do not currently have generic or biosimilar competition with the lowest price of a set of economic peer countries.” HHS indicated that it will calculate the most-favored-nation, or MFN, price as the lowest price in a country that is part of the Organisation for Economic Co-operation and Development and that has a per capita gross domestic product (GDP) of at least 60% of the U.S. per capita GDP. In July 2025, President Trump sent letters to leading pharmaceutical manufacturers outlining the steps they must take to bring down the prices of prescription drugs in the US to match the lowest price offered in other developed nations. Should any of the Pharmaceutical Companies’ products be successfully developed and secure regulatory approval in the US and foreign countries, and if such MFN policies remain in effect at that time or are reintroduced at a later date and are applied to any of the Pharmaceutical Companies’ products that do secure regulatory approval, if any, such MFN policies could have a material adverse effect on their and our business, results of operations, financial condition and cash flows.

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

We expect that healthcare reform measures that may be adopted in the future could have a material adverse effect on our and the Pharmaceutical Companies’ industry generally and on our or their ability to maintain or increase sales of any of the Pharmaceutical Companies’ product candidates that are successfully developed, receive regulatory approval, and are commercialized.

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

If Rafael Medical Devices’ device candidates are associated with undesirable side effects or have unexpected characteristics in clinical trials, or while on the market following regulatory approval, marketing, authorization, or clearance, when used alone or in combination with other approved or cleared devices or in combination with investigational or approved drugs, Rafael Medical Devices may need to interrupt, delay or abandon their development or marketing of any cleared device or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may prevent Rafael Medical Devices from achieving or maintaining market acceptance of the affected device candidate and may adversely affect Rafael Medical Devices’ and our business, financial condition, and prospects significantly.

In addition, many device candidates that may show promise in early-stage testing may later be found to cause side effects that prevents further development of the device candidate. If significant adverse events or other side effects are observed in any of Rafael Medical Devices’ current or future clinical trials, Rafael Medical Devices may have difficulty recruiting patients to the clinical trials, patients may drop out of such trials, or they may be required to abandon the trials or their development efforts of a device candidate altogether. Rafael Medical Devices, the FDA, other comparable regulatory authorities or an IRB or ethics committee may suspend clinical trials of a device candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to inadequate clinical benefit and/or unacceptable health risks or adverse side effects.

Further, for any of Rafael Medical Devices’ device candidates that obtains regulatory approval, marketing authorization or clearance, toxicities or other serious adverse events associated with such device candidates previously not seen during clinical testing may also develop after such approval, marketing authorization, or clearance and lead to a number of potentially significant negative consequences, including, but not limited to:

●	Regulatory authorities may suspend, limit or withdraw approvals, marketing authorizations or clearances of such device, if any, or seek an injunction against its manufacture or distribution;

●	regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

●	Rafael Medical Devices may be required to change the way the device is implanted or other used or conduct additional clinical trials or post-approval studies;

●	Rafael Medical Devices may be subject to fines, injunctions or the imposition of criminal penalties;

●	we or Rafael Medical Devices could be sued and held liable for harm caused to patients; and

●	Rafael Medical Devices and our reputation may suffer.

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

From time to time, we and/or Rafael Medical Devices may publicly disclose preliminary or top-line data from preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following study completion and a more comprehensive review of the data related to the particular study or trial. We and/or Rafael Medical Devices may also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we or they may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results reported may differ significantly from future results of the same or future studies, or different conclusions or considerations may qualify such results and/or limit the clinical significance and clinical conclusions that can be drawn from them, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we and/or Rafael Medical Devices previously published. Even complete data from an individual study or clinical trial may be evaluated differently and result in different conclusions based upon subsequent data from a subsequently completed study. In addition, the full study results from all clinical trials are subject to FDA review, and the FDA may draw materially different conclusions than those reached by us or Rafael Medical Devices. As a result, top-line data should be viewed with caution until the final data are available, and then, until the full study results have been completely evaluated by the FDA.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same device candidate due to numerous factors, including changes in trial procedures set forth in protocols, proper implementation of inclusion and exclusion criteria, differences in standards of care in different geographical locations, differences in the size and type of the patient populations, changes in and adherence to the treatment regimen and other elements of the clinical trial protocol, and the rate of dropout among clinical trial participants. If Rafael Medical Devices fails to receive positive results in clinical trials of Rafael Medical Devices’ device candidates, the development timeline and regulatory approval, marketing authorization or clearance and commercialization prospects for Rafael Medical Devices’ most advanced device candidates, and, correspondingly, our and Rafael Medical Devices’ business and financial prospects, would be negatively impacted.

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

The FDA can delay, limit or deny approval, marketing authorization or clearance of a device for many reasons, including:

●	Rafael Medical Devices may not be able to demonstrate to the FDA’s satisfaction that the device or modification is substantially equivalent to the proposed predicate device or safe and effective for its intended use;

●	The data from Rafael Medical Devices’ preclinical studies and clinical trials and other required studies, if any, may be insufficient to support approval, marketing authorization, or clearance, where required; and

●	The manufacturing process or facilities that Rafael Medical Devices use may not meet applicable requirements.

In addition, the FDA may change its approval, marketing authorization and clearance policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval, marketing authorization, or clearance of Rafael Medical Devices’ future device candidates or impact Rafael Medical Devices’ ability to modify approved, marketing authorized, or cleared devices, if any, on a timely basis. Even after approval, marketing authorization, or clearance for Rafael Medical Devices’ products is obtained, they and their products are subject to extensive postmarket regulation by the FDA, including with respect to advertising, marketing, labeling, manufacturing, distribution, import, export, and clinical evaluation.

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

Even if Rafael Medical Devices receives regulatory approval, marketing authorization, or clearance for any device candidate, they will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense

The VECTR-Video Endoscopic Carpal Tunnel Release System and any other future regulatory approvals, marketing authorizations, or clearances that Rafael Medical Devices may receive for their device candidates may require the submission of reports to regulatory authorities and surveillance to monitor the safety and effectiveness of the medical device, may contain significant limitations related to use restrictions for specified age groups or patient populations, warnings, precautions or contraindications, and may include burdensome post-approval study requirements. If the FDA or a comparable foreign regulatory authority approves, issues a marketing authorization for, or clears a device candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for Rafael Medical Devices’ devices, if any, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, maintenance of cGMP compliance at and registrations for all manufacturing facilities, as well as continued compliance with cGCP requirements for any clinical trials that are ongoing or conducted post-approval. Manufacturers of approved devices and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. Later discovery of previously unknown problems with marketed devices, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval, marketing authorization, or clearance of Rafael Medical Devices’ device candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the 2020 United States Presidential Election impacted our business and industry. Namely, the Trump Administration took several Executive Actions, including the issuance of a number of Executive Orders, that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of applications seeking approval, marketing authorization, or clearance of device candidates. It is difficult to predict whether or how these orders will be rescinded and replaced under the current Trump Administration or future Administrations. The policies and priorities of any Administration and the U.S. Congress are unknown and could materially impact the regulations governing Rafael Medical Devices’ device candidates. If we or Rafael Medical Devices are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or they are not able to maintain regulatory compliance as a result of a changing regulatory landscape or otherwise, we or they may be subject to enforcement action, may lose any regulatory approval(s), marketing authorization(s), or clearance(s) that we or they obtain, if any, or fail to obtain new regulatory approvals, marketing authorizations, or clearances, and we and they may not be able to achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations.

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

Although Rafael Medical Devices and we maintain product liability insurance coverage that they and we believe is appropriate, this insurance is subject to deductibles and coverage limitations, and it may not be adequate to cover all liabilities that Rafael Medical Devices may incur. Rafael Medical Devices’ and our current product liability insurance may not continue to be available to them or us on acceptable terms, if at all. If Rafael Medical Devices or we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, they or we could be exposed to significant liabilities. We anticipate that Rafael Medical Devices will need to increase their insurance coverage as they continue to run clinical trials and if they successfully commercialize any device that receives regulatory approval, marketing authorization, or clearance. Insurance coverage in this setting is increasingly expensive. Rafael Medical Devices or we may not be able to maintain insurance coverage at a reasonable cost, if at all, or in an amount adequate to protect them or us against any product liability claim that may arise. In addition, if one of Rafael Medical Devices’ collaboration partners were to become subject to product liability claims or were unable to successfully defend themselves against such claims, any such collaboration partner could be more likely to terminate such relationships and could potentially seek indemnification from Rafael Medical Devices, and therefore substantially limit the commercial potential of Rafael Medical Devices’ device candidates. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could adversely affect our and Rafael Medical Devices’ business, results of operations, and financial condition.

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

Risks Related to Reliance on Third Parties

We and the Portfolio Companies currently rely on, and plan to rely in the future on, third parties to conduct and support their nonclinical and preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, the Portfolio Companies may not be able to obtain regulatory approval of or commercialize their product candidates.

We and the Portfolio Companies have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support their nonclinical and preclinical studies and clinical trials under written agreements. We and the Portfolio Companies will generally have to negotiate budgets and contracts with CROs, trial sites, and CMOs, and they may not be able to do so on favorable terms, if at all, which may result in delays to anticipated development timelines and increased costs.

We expect that we and the Portfolio Companies will rely heavily on these third parties over the course of their nonclinical and preclinical studies and clinical trials, and they will control only certain aspects of their activities. As a result, we and the Portfolio Companies will have less direct control over resource allocations and thus the conduct, timing, and completion of these nonclinical and preclinical studies and clinical trials and the management of data developed through nonclinical and preclinical studies and clinical trials than would be the case if they were relying entirely upon their own staff. Nevertheless, we and the Portfolio Companies are responsible for ensuring that each of their studies is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and the Portfolio Companies and these third parties are required to comply with cGLP and cGCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGLP and cGCP requirements through periodic inspections, both announced and unannounced, of trial sponsors, principal investigators, trial sites, and manufacturing sites, and the corresponding books and records of such parties.

If we, the Pharmaceutical Companies or Rafael Medical Devices or any of these third parties fail to comply with applicable cGLP or cGCP regulations, the preclinical data generated in their nonclinical and preclinical studies and/or the clinical data generated in their clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require them to repeat clinical trials and/or to perform additional nonclinical and preclinical studies and/or clinical trials before approving any marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that we or any of the Pharmaceutical Companies’ or Rafael Medical Devices’ nonclinical and preclinical studies and/or clinical trials comply with the cGLP or cGCP regulations. In addition, such clinical trials must be conducted with pharmaceutical product or a medical device produced under applicable cGMP and QSR regulations and will require a large number of test patients. We, the Pharmaceutical Companies’ or Rafael Medical Devices’ failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require them to repeat clinical trials and/or to perform additional clinical studies, which would delay the regulatory approval process. Moreover, their and our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our, the Pharmaceutical Companies’ or Rafael Medical Devices’ nonclinical and preclinical studies and clinical trials will not be their employees and, except for remedies available to them under their agreements with such third parties, we or the Portfolio Companies cannot control whether or not any third-party personnel will devote sufficient time and resources to our, the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates. These third parties may also have relationships with other commercial entities, including competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the nonclinical and preclinical and/or clinical data they obtain is compromised due to the failure to adhere to nonclinical and preclinical or clinical protocols or regulatory requirements or for other reasons, our, the Pharmaceutical Companies’ and Rafael Medical Devices’ nonclinical and preclinical studies and clinical trials may be extended, delayed or terminated, and they may not be able to complete development of, obtain regulatory approval of, or successfully commercialize their product candidates or device candidates. As a result, their and our financial results and commercial prospects would be adversely affected, their and our costs could increase, and their and our ability to generate revenue could be delayed.

We and the Portfolio Companies currently rely and expect to rely in the future on the use of manufacturing suites in third-party facilities or on third parties to manufacture our and the Portfolio Companies’ product candidates and device candidates, and they may rely on third parties to produce and process their products, if approved. Our and the Portfolio Companies’ business could be adversely affected if we and they are unable to use third-party manufacturing suites or if the third-party manufacturers fail to provide them with sufficient quantities of our product candidates or device candidates or fail to do so in a cGMP-compliant manner, at acceptable quality levels or at acceptable prices.

We and the Portfolio Companies do not currently own any facility that may be used as a clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture our, the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates. We and the Portfolio Companies have not yet caused their product candidates or device candidates to be manufactured on a commercial scale and may not be able to do so. We expect that we and the Portfolio Companies will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of their product candidates and device candidates, and they may not be able to do so on favorable terms.

The facilities used by contract manufacturers to manufacture product candidates or approved products must also be approved by the FDA or other comparable foreign regulatory authorities following inspections for any such approved products that generally will be conducted after we, the Pharmaceutical Companies or Rafael Medical Devices submit an application to the FDA or other comparable foreign regulatory authorities. Such inspections also could occur, for other products being manufactured by contract manufacturers, before we, the Pharmaceutical Companies or Rafael Medical Devices submit an application to the FDA or other comparable foreign regulatory authorities, and any adverse regulatory findings from such inspections could adversely impact a contract manufacturer’s ability to be a contract manufacturer for us or the Portfolio Companies. We or the Portfolio Companies may not directly control the manufacturing process of, and may be completely dependent on, contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of product candidates and device candidates and of any products that receive regulatory approval or clearance. Beyond periodic audits, we and the Portfolio Companies have no direct control over the ability of their contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. Nevertheless, we and the Portfolio Companies are responsible for ensuring that all manufacturing is conducted in accordance with the applicable cGMP or QSR and other legal and regulatory requirements and scientific standards, and our and the Portfolio Companies’ reliance on third parties does not relieve them of their regulatory responsibilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of any approved or cleared products or if they withdraw any approval in the future, we or the Portfolio Companies may need to find alternative manufacturing facilities, which would require the incurrence of significant additional time and costs and materially adversely affect the ability to develop, obtain regulatory approval or clearance for or market any product candidates or device candidates, if approved or cleared. Similarly, if any third-party manufacturers on which we, the Pharmaceutical Companies or Rafael Medical Devices rely fail to manufacture quantities of their product candidates or device candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows them to achieve profitability, their and our business, financial condition, and prospects could be materially and adversely affected.

The anticipated reliance on a limited number of third-party manufacturers exposes the Portfolio Companies and us to a number of risks, including the following:

●	we, the Pharmaceutical Companies and Rafael Medical Devices may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and the FDA must inspect any manufacturers for applicable cGMP and QSR compliance as part of our, the Pharmaceutical Companies’ and Rafael Medical Devices’ marketing applications;

●	a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our, the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates;

●	third-party manufacturers might be unable to timely manufacture our, Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates or produce the quantity and quality required to meet their clinical and commercial needs, if any;

●	contract manufacturers may not be able to execute the Pharmaceutical Companies’ and Rafael Medical Devices’ manufacturing procedures and other logistical support requirements appropriately;

●	future contract manufacturers may not perform as agreed, may not devote sufficient resources to our, the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates, or may not remain in the contract manufacturing business for the time required to supply clinical trials or to successfully produce, store, and distribute approved or cleared products, if any;

●	manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies and foreign regulatory authorities to ensure strict compliance with cGMP and QSR and other government regulations and corresponding foreign standards, and we and the Portfolio Companies have no direct control over third-party manufacturers’ compliance with these regulations and standards, although our and the Portfolio Companies’ reliance on third parties does not relieve them of their regulatory responsibilities;

●	we or the Portfolio Companies may not own, or may have to share, the intellectual property rights to any improvements made by any third-party manufacturers in the manufacturing process for our, the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates;

●	third-party manufacturers could breach or terminate their agreements with us, the Pharmaceutical Companies or Rafael Medical Devices;

●	raw materials and components used in the manufacturing process, particularly those for which we or the Portfolio Companies have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;

●	contract manufacturers and critical reagent suppliers may be subject to public health emergencies, inclement weather, as well as natural or man-made disasters; and

●	contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we, the Pharmaceutical Companies and Rafael Medical Devices will have no direct control over contract manufacturers’ ability to maintain adequate quality control, quality assurance, and qualified personnel, although our, the Pharmaceutical Companies’ and Rafael Medical Devices’ reliance on third parties does not relieve them of their regulatory responsibilities.

Our and the Portfolio Companies’ business could be materially adversely affected by business disruptions caused by third-party providers that could materially adversely affect their and our potential future revenue and financial condition and increase their and our costs and expenses. Each of these risks could delay or prevent the completion of our, the Pharmaceutical Companies’ and Rafael Medical Devices’ clinical trials or the approval of any of our, the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates by the FDA or comparable foreign regulatory authorities, result in higher costs, or adversely impact commercialization of any product candidates in the event that they were to receive regulatory approval or clearance.

We and the Portfolio Companies may, in the future, form or seek collaborations or strategic alliances or enter into licensing arrangements, and we and/or the Portfolio Companies may not realize the benefits of such collaborations, alliances or licensing arrangements.

We and the Portfolio Companies may, in the future, form or seek strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that they believe will complement or augment their development and commercialization efforts with respect to our and the Pharmaceutical Companies’ product candidates, any future product candidates that we or they may develop, Rafael Medical Devices’ device candidates, and any future device candidates that we or they may develop. Any of these relationships may require the Portfolio Companies or us to incur non-recurring and other charges, increase near- and long-term expenditures, trigger royalty payments that reduce revenues and profitability, issue securities that dilute our existing stockholders or disrupt our or their management and business.

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

Further, collaborations involving our and the Portfolio Companies’ product candidates and device candidates are subject to numerous risks, which may include the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;

●	collaborators may not pursue development and commercialization of our and the Portfolio Companies’ product candidates or device candidates or may elect not to continue or renew development or commercialization of their product candidates or device candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate or device candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate or device candidate for clinical testing;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our, the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates;

●	a collaborator with marketing and distribution rights to one or more product candidates or device candidates may not commit sufficient resources to their marketing and distribution in the event that they were to receive regulatory approval or clearance;

●	collaborators may not properly maintain or defend our or the Portfolio Companies’ intellectual property rights or may use our or their intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our or their intellectual property or proprietary information or expose us or them to potential liability;

●	disputes may arise between us and/or the Portfolio Companies and a collaborator that cause the delay or termination of the research, development or commercialization of a product candidate or device candidate, or that result in costly litigation or arbitration that diverts management attention and resources;

●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates or device candidates; and

●	collaborators may own or co-own intellectual property covering our or the Portfolio Companies’ products that results from our or their collaborating with them, and in such cases, we and they would not have the exclusive right to commercialize such intellectual property.

As a result, if we or the Portfolio Companies enter into future collaboration agreements and strategic partnerships or out-license our, the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our or their existing operations and company culture, which could delay our or their timelines or otherwise adversely affect our or their business. We and the Portfolio Companies also cannot be certain that, following a strategic transaction or license, we or they will achieve the revenue or specific net income that justifies such transaction. Furthermore, if conflicts arise between our or their future corporate or academic collaborators or strategic partners and us or them, the other party may act in a manner adverse to us or them and could limit our or their ability to implement our or their strategies. Any delays in entering into future collaborations or strategic partnership agreements related to our or their product candidates or device candidates could delay the development and commercialization of our or their product candidates and device candidates in certain geographies for certain indications, which would harm our and their business prospects, financial condition and results of operations.

Our, the Pharmaceutical Companies’ and Rafael Medical Devices’ relationships with customers, physicians and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we, the Pharmaceutical Companies or Rafael Medical Devices or their respective employees, independent contractors, consultants, commercial partners, or vendors violate these laws, they could face substantial penalties.

Our, the Pharmaceutical Companies’ and Rafael Medical Devices’ relationships with customers, physicians, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. These laws may impact, among other things, their clinical research program, as well as their proposed and future sales, marketing, and education programs. In particular, the promotion, sales, and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. The Portfolio Companies may also be subject to federal, state, and foreign laws governing the privacy and security of identifiable patient information. The U.S. healthcare laws and regulations that may affect their ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully, offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that may be alleged to be intended to induce prescribing, purchases or recommendations, include any payments of more than fair market value, and may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;

●	federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal government programs that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, including federal healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act and the civil monetary penalties statute;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, and their respective business associates that perform services for them that involve the use or disclosure of individually identifiable protected health information, as well as their covered subcontractors, including breach notification regulations;

●	new regulations adopted by the Securities and Exchange Commission, or SEC, effective December 18, 2023, that require greater disclosure regarding cybersecurity risk management, strategy and governance, as well as disclosure of material cybersecurity incidents, which may require reporting of a cybersecurity incident before its impact has been fully assessed or the underlying issue has been remediated, which could divert management's attention from incident response and could potentially reveal system vulnerabilities to threat actors, and for which failure to timely report such incidents under these or other similar rules could also result in monetary fines, sanctions or other forms of liability;

●	analogous state data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, medical and financial information, and other information, including data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information, as well as state laws such as the California Consumer Privacy Act or CCPA, which, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals numerous rights relating to their personal information that may affect companies’ ability to use personal information or share it with business partners, and the California Privacy Rights Act, or CPRA, which expands the scope of the CCPA, imposes new restrictions on behavioral advertising, and establishes a new California Privacy Protection Agency that will enforce the law and issue regulations, and became “operative” on January 1, 2023, with a 12-month “lookback provision” applicable to personal data collected on or after January 1, 2022, and the various state laws and regulations may be more restrictive than and not preempted by United States federal laws;

●	analogous foreign data protection laws, including among others the EU General Data Protection Regulation, or the GDPR, EU member states’ implementing legislation, and the UK GDPR, which imposes data protection requirements that include strict obligations and restrictions on the ability to collect, analyze, and transfer EEA or UK personal data, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total worldwide annual turnover of the preceding financial year), with legal requirements in foreign countries relating to the collection, storage, processing, and transfer of personal data continuing to evolve and varying widely across jurisdictions; and

●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, such reporting obligations include payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse-midwives.

We and the Portfolio Companies may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and vary significantly from the federal laws. For example, they may be subject to the following: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s and medical device industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug and device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring the registration of pharmaceutical and device sales and medical representatives; and state and foreign laws, such as the GDPR governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Additionally, they may be subject to federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of the Portfolio Companies’ business activities, or their arrangements with physicians, could be subject to challenge under one or more of such laws. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we and the Portfolio Companies take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us or them from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our and their business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our or their business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If we, the Pharmaceutical Companies or Rafael Medical Devices or their respective employees, independent contractors, consultants, commercial partners, and vendors violate these laws, they and we may be subject to investigations, enforcement actions and/or significant penalties, including the imposition of significant civil, criminal, and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if they or we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our, the Pharmaceutical Companies’ and Rafael Medical Devices’ operations, any of which could adversely affect their ability to operate their business and their and our results of operations. In addition, the approval or clearance, if any, and commercialization of any of our or the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates outside the United States will also likely subject them and us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Risks Related to Intellectual Property

If we or the Portfolio Companies are unable to adequately maintain or protect our proprietary technologies and product candidates and device candidates and services, if the scope of the patent protection obtained is not sufficiently broad, or if the terms of patents are insufficient to protect product candidates, device candidates, services or technologies for an adequate amount of time, competitors could develop and commercialize technology and products similar or identical to that technology or those product candidates, device candidates and services, and our ability to successfully commercialize technology or product candidates, device candidates or services may be materially impaired.

We and the Portfolio Companies rely primarily upon a combination of patents, trademarks, trade secret protection, and other intellectual property rights as well as nondisclosure, confidentiality, and other contractual agreements to protect our intellectual property related to our brands, product candidates and device candidates, services, and other proprietary technologies. Our and their success depends on our and their ability to develop, manufacture, market, and sell our and their product candidates and device candidates, if approved, and our and their delivery of services and use of proprietary technologies without alleged or actual infringement, misappropriation or other violation of the patents and other intellectual property rights of third parties. There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the biopharmaceutical industry. We and Portfolio Companies cannot assure you that our and their product candidates and device candidates, services or technologies will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we and they are unaware and which may later result in issued patents that we or they may infringe by commercializing our or their product candidates or device candidates if they receive approval or clearance or our or their services or technologies. There may also be issued patents or pending patent applications that we or they are aware of, but that we and they think are irrelevant to our product candidates or device candidates or our services or technologies, which may ultimately be found to be infringed by the manufacture, sale, or use of our or their product candidates or device candidates, services or technologies. Moreover, we and they may face claims from non-practicing entities that have no relevant product revenue and against whom our patent portfolio may thus have no deterrent effect. In addition, many of our and their product candidates have a complex structure that makes it difficult to conduct a thorough search and review of all potentially relevant third-party patents. Because we and they have not yet conducted a formal freedom to operate analysis for patents related to our and their product candidates or device candidates, we and they may not be aware of issued patents that a third party might assert are infringed by one of our or their current or future product candidates or device candidates, which could materially impair our and their ability to commercialize our and their product candidates or device candidates if they receive regulatory approval or clearance. Even if we and they diligently search third-party patents for potential infringement by our and their products or product candidates, or devices or device candidates, we and they may not successfully find patents that our and their products or product candidates or devices or device candidates may infringe. If we and the Portfolio Companies are unable to secure and maintain freedom to operate, others could preclude us from commercializing our product candidates or device candidates.

The process of obtaining patent protection is expensive and time-consuming, and we and the Portfolio Companies may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We and they may choose not to seek patent protection for certain innovations or products and may choose not to pursue patent protection in certain jurisdictions, and, under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope and, in any event, any patent protection we or they obtain may be limited. As a result, in some jurisdictions, some of our and their products currently or in the future may not be protected by patents. We and the Portfolio Companies generally apply for patents in those countries where we intend to make, have made, use, offer for sale, or sell products and where we assess the risk of infringement to justify the cost of seeking patent protection. However, we and they may not accurately predict all the countries where patent protection would ultimately be desirable. If we and they fail to timely file a patent application in any such country or major market, we and they may be precluded from doing so at a later date. Competitors may use our and their technologies in jurisdictions where we have not obtained patent protection to develop competing products and, further, may export otherwise infringing products to territories in which we have patent protection that may not be sufficient to terminate infringing activities. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

Furthermore, we and the Portfolio Companies cannot guarantee that any patents will be issued from any pending or future owned or licensed patent applications, or that any current or future patents will be valid or enforceable or provide us or them with any meaningful protection or competitive advantage. Even if issued, existing or future patents may be challenged, including with respect to ownership, narrowed, invalidated, held unenforceable or circumvented, any of which could limit our and their ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we and they may have for our product candidates or device candidates. Moreover, should we and they be unable to obtain meaningful patent coverage in jurisdictions with commercially significant markets, our and their ability to extend and reinforce patent protection for these product candidates in those jurisdictions may be adversely impacted, which could limit our and their ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we and they may have for those product candidates. Other companies may also design around technologies we and they have patented, licensed or developed. In addition, the issuance of a patent does not give us or them the right to practice the patented invention. Third parties may have blocking patents that could prevent us and them from marketing our products or practicing our patented technology.

The patent positions of biopharmaceutical companies can be highly uncertain and involve complex legal, scientific, and factual questions for which important legal principles remain unresolved. As a result, the issuance, scope, validity, enforceability, and commercial value of our and their patent rights may be uncertain. The standards that the United States Patent and Trademark Office, or the USPTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly. Changes in either the patent laws, implementing regulations or the interpretation of patent laws may diminish the value of our rights and the rights of the Portfolio Companies. The legal systems of certain countries do not protect intellectual property rights to the same extent as the laws of the United States, if at all, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. For example, patent laws in various jurisdictions, including significant commercial markets such as Europe, restrict the patentability of methods of treatment of the human body more than United States law does. In addition, many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country, or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which makes it difficult to stop infringement.

Because patent applications in the United States, Europe, and many other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we and the Portfolio Companies cannot be certain that we were the first to conceive or reduce to practice the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or pending patent applications. We and they can give no assurance that all of the potentially relevant art relating to our patents and patent applications has been found; overlooked prior art could be used by a third party to challenge the validity, enforceability, and scope of our patents or prevent a patent from issuing from a pending patent application. As a result, we and they may not be able to obtain or maintain protection for certain inventions. Therefore, the validity, enforceability, and scope of our and their patents in the United States, Europe, and in other countries cannot be predicted with certainty and, as a result, any patents that we own or license may not provide sufficient protection against our competitors.

Third parties may challenge any existing patent or future patent that is owned or licensed by us or the Portfolio Companies through adversarial proceedings in the issuing offices or in court proceedings, including as a response to any assertion of our patents against them. In any of these proceedings, a court or agency with jurisdiction may find our and their patents invalid and/or unenforceable, or, even if valid and enforceable, insufficient to provide protection against competing products, technologies and services sufficient to achieve our business objectives. We and they may be subject to a third-party pre-issuance submission of prior art to the USPTO, or reexamination by the USPTO if a third party asserts a substantial question of patentability against any claim of a U.S. patent we own or license. The adoption of the Leahy-Smith America Invents Act, or the Leahy-Smith Act, in September 2011 established additional opportunities for third parties to invalidate U.S. patent claims, including inter partes review and post-grant review proceedings. Outside of the United States, patents we or they own or license may become subject to patent opposition or similar proceedings, which may result in loss of scope of some claims or the entire patent. In addition, such proceedings are very complex and expensive and may divert our management’s attention from our core business. If any of our or their patents are challenged, invalidated, or circumvented by third parties or otherwise limited or expire prior to the commercialization of our products, services or technologies, and if we do not own or have exclusive rights to other enforceable patents protecting our products, services or other technologies, competitors and other third parties could market products and use processes that are substantially similar, or superior, to ours and theirs, and our business would suffer.

The entities in which we hold interests or in which we may invest may not make necessary payments or take other actions to protect intellectual property or other rights that we or they own, license or have acquired from third parties, which could result in the loss or impairment of those rights and the reduction of the value of our interests.

The degree of future protection for our and their proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

●	others may be able to develop products that are similar to, or better than, ours and theirs in a way that is not covered by the claims of our patents;

●	we and they might not have been the first to conceive or reduce to practice the inventions covered by our patents or pending patent applications;

●	we and they might not have been the first to file patent applications for our inventions;

●	any patents that we and they obtain may not provide us or them with any competitive advantages or may ultimately be found invalid or unenforceable; and/or

●	we and they may not develop additional proprietary technologies that are patentable.

We and the Portfolio Companies are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. We and they currently in-license certain intellectual property from third parties to be able to use such intellectual property in our products and product candidates and to aid in our research activities. In the future, we and they may in-license intellectual property from additional licensors. We and they may rely on certain of these licensors to file and prosecute patent applications and maintain, or assist us in the maintenance of, patents and otherwise protect the intellectual property we license from these licensors. We and they may have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we and they cannot be certain that such activities by these licensors have been or will be conducted diligently or in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We and they may have limited control over the manner in which our licensors initiate, or support our efforts to initiate, an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us or them. If we or our licensors fail to adequately protect this intellectual property, our ability to develop and commercialize product candidates and products and device candidates and devices, if any receive regulatory approval or clearance, could suffer.

We and the Portfolio Companies may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming, and unsuccessful.

Competitors may infringe, misappropriate or otherwise violate the patents, trademarks, copyrights, trade secrets or other intellectual property of us or the Portfolio Companies, or those of our licensors. To counter infringement, misappropriation, unauthorized use or other violations, we and they may be required to file legal claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

We and the Portfolio Companies may not be able to prevent, alone or with our licensees or any future licensors, infringement, misappropriation or other violations of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Any claims we and they assert against perceived infringers could provoke these parties to assert counterclaims against us or them alleging that we infringe their patents. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We and they cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party or a defendant were to prevail on a legal assertion of invalidity or unenforceability, we and they would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates or device candidates, services or technologies. Such a loss of patent protection could harm our and their business. In addition, in a patent infringement proceeding, there is a risk that a court will decide that a patent of ours or theirs is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from exploiting the claimed subject matter at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we and they do not have the right to stop the other party from exploiting its technology on the grounds that our patents do not cover such technology. An adverse outcome in a litigation or proceeding involving our or their patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making, using, importing, and selling similar or competitive products, services, or technologies. Any of these occurrences could adversely affect our and their competitive business position, business prospects, and financial condition. Similarly, if we or they assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question or has not infringed them. In this case, we and they could ultimately be forced to cease use of such trademarks.

In any infringement, misappropriation or other intellectual property litigation, any award of monetary damages we or they receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our and their confidential information could be compromised by disclosure during litigation. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we and they ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings. We and they may not be able to detect or prevent misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Our and their business could be harmed if in litigation the prevailing party does not offer us or them a license on commercially reasonable terms. Any litigation or other proceedings to enforce our and their intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

Our commercial success and that of the Portfolio Companies depends significantly on our ability to operate without infringing upon the intellectual property rights of third parties.

The biopharmaceutical industry is subject to rapid technological change and substantial litigation regarding patent and other intellectual property rights. Our competitors and those of the companies in which we hold interests, in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use, and sell our product candidates, device candidates, services, and technologies. Numerous third-party patents exist in the fields relating to our and their products and services, and it is difficult for industry participants, including us and them, to identify all third-party patent rights relevant to our product candidates, device candidates, services, and technologies. As the biopharmaceutical industry expands and more patents are issued, the risk increases that our and their product candidates or device candidates, services or technologies may give rise to claims of infringement of the patent rights of others. Moreover, because some patent applications are maintained as confidential for a certain period of time, we cannot be certain that third parties have not filed patent applications that cover our product candidates, device candidates, services, and technologies. Therefore, it is uncertain whether the issuance of any third-party patent would require us or them to alter our development or commercial strategies for our product candidates, device candidates, services or technologies, or to obtain licenses or cease certain activities.

Patents could be issued to third parties that we and the Portfolio Companies may ultimately be found to infringe. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing products using our technology. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our or their product candidates, constructs or molecules used in or formed during the manufacturing process, any final product itself if it received regulatory approval, or our device candidates, the holders of any such patents may be able to block our ability to commercialize the product candidate or device candidate unless we obtain a license under the applicable patents, or until such patents expire or they are determined to be held invalid or unenforceable. Our and their failure to obtain or maintain a license to any technology that we require to develop or commercialize our current and future product candidates and device candidates, may materially harm our business, financial condition, and results of operations. Furthermore, we and they would be exposed to a threat of litigation.

From time to time, we and the Portfolio Companies may be party to, or threatened with, litigation or other proceedings with third parties, including non-practicing entities, who allege that our product candidates, components of our product candidates, device candidates, components of our device candidates, services, and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. The types of situations in which we and they may become a party to such litigation or proceedings include:

●	we and our collaborators may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties or to obtain a judgment that our product candidates, device candidates, services, technologies or processes do not infringe those third parties’ patents;

●	we and our collaborators may participate at substantial cost in International Trade Commission proceedings to abate importation of third-party products that would compete unfairly with our products;

●	if our competitors file patent applications that claim technology also claimed by us or our licensors, we or our licensors may be required to participate in interference, derivation or opposition proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third party with a dominant patent position;

●	if third parties initiate litigation claiming that our processes or product candidates or those of Portfolio Companies, infringe their patent or other intellectual property rights, we, they and our collaborators will need to defend against such proceedings;

●	if third parties initiate litigation or other proceedings, including inter partes reviews, oppositions or other similar agency proceedings, seeking to invalidate patents owned by or licensed to us or the Portfolio Companies, or to obtain a declaratory judgment that their products, services, or technologies do not infringe our patents or patents licensed to us or them, we will need to defend against such proceedings;

●	we and the Portfolio Companies may be subject to ownership disputes relating to intellectual property, including disputes arising from conflicting obligations of consultants or others who are involved in developing our product candidates, device candidates, services, technologies, and processes; and

●	if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our processes or product candidates, device candidates, services, or technologies or those of the Portfolio Companies infringe or misappropriate its patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.

These lawsuits and proceedings, regardless of merit, are time-consuming and expensive to initiate, maintain, defend or settle, and could divert the time and attention of managerial and technical personnel, which could materially adversely affect our business and that of the Portfolio Companies. Any such claim could also force us to do one or more of the following:

●	incur substantial monetary liability for infringement or other violations of intellectual property rights, which we may have to pay if a court decides that the product candidate, device candidate, service, or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we and the Portfolio Companies could be ordered to pay up to treble damages and the third party’s attorneys’ fees;

●	pay substantial damages to our customers or end users and those of the Portfolio Companies to discontinue use or replace infringing technology with non-infringing technology;

●	stop manufacturing, offering for sale, selling, using, importing, exporting or licensing the product or technology incorporating the allegedly infringing technology or stop incorporating the allegedly infringing technology into such product, service, or technology;

●	obtain from the owner of the infringed intellectual property right a license, which may require us and the Portfolio Companies to pay substantial upfront fees or royalties to sell or use the relevant technology and which may not be available on commercially reasonable terms, or at all;

●	redesign our product candidates, device candidates, services, and technology and those of the Portfolio Companies so they do not infringe or violate the third party’s intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, including potential expenditures and time associated with any regulatory proceedings that might be required to secure regulatory approval for any redesigned product candidates, device candidates, services or technology;

●	enter into cross-licenses with our competitors and those of the Portfolio Companies, which could weaken our overall intellectual property position;

●	lose the opportunity to license our technology and that of the Portfolio Companies to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;

●	find alternative suppliers for non-infringing products and technologies, which could be costly and create significant delay; or

●	relinquish rights associated with one or more of our patent claims or those of the Portfolio Companies, if those claims are held invalid or otherwise unenforceable

Some of our competitors and those of the Portfolio Companies may be able to sustain the costs of complex intellectual property litigation more effectively than we can because those competitors have substantially greater resources. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity, adversely impact prospective customers, cause product shipment delays, or prohibit us or them from manufacturing, marketing or otherwise commercializing our products, services, and technology. Any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operation, financial condition or cash flows.

In addition, we and the Portfolio Companies may indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our product candidates or device candidates, services or technologies. Third parties may assert infringement claims against our customers or distributors. These claims may require us or them to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we and they may be forced to pay damages on behalf of our customers, suppliers or distributors, or may be required to obtain licenses for the product candidates, device candidates, services or technologies they use. If we and they cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products, services or technologies.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information and that of the Portfolio Companies could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the price of our common stock. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. The occurrence of any of these events may have a material adverse effect on our business, results of operation, financial condition or cash flows.

If we and the Portfolio Companies are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

In addition to patent and trademark protection, we and the Portfolio Companies also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Because we and they expect to rely on third parties to manufacture our product candidates and device candidates, and we expect to continue to collaborate with third parties on the development of our product candidates and device candidates, we must, at times, share trade secrets with them. We and they seek to protect our respective trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them prior to disclosing our proprietary information, such as our consultants and vendors, or our former or current employees. These agreements typically limit the rights of third parties to use or disclose our and their confidential information, including our trade secrets. We and they also enter into confidentiality and invention assignment agreements with our employees and consultants. Despite these efforts, however, any of these parties may breach the agreements and disclose our or their trade secrets and other unpatented or unregistered proprietary information, and once disclosed, we are likely to lose trade secret protection. Monitoring unauthorized uses and disclosures of our and their intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we and they may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to enforce trade secret protection. A competitor’s discovery of our or their trade secrets would impair our competitive position and have an adverse impact on our business, operating results, and financial condition. Additionally, we and they cannot be certain that competitors will not gain access to our trade secrets and other proprietary confidential information or independently develop substantially equivalent information and techniques.

Changes in patent law could diminish the value of patents in general, thereby impairing the ability of us and the Portfolio Companies to protect our respective existing and future product candidates, device candidates, processes and technologies.

As is the case with other biopharmaceutical companies, our success and that of the Portfolio Companies is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and their patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith Act was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switched the United States patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had conceived or reduced to practice the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-to-file provisions, became effective on March 16, 2013. It is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our and their patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our and their patents and pending patent applications. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We and the Portfolio Companies cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies. Those changes may materially affect our and their patents or patent applications and our ability to obtain additional patent protection in the future.

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

If we and the Portfolio Companies do not obtain patent term extensions in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation with respect to our product candidates and device candidates, thereby potentially extending the term of marketing exclusivity for such product candidates and device candidates, our business may be harmed.

In the United States, a patent that covers an FDA-approved drug, biologic or medical device may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration, and conditions of FDA regulatory approval of our and the Portfolio Companies product candidates and device candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to a maximum of five years beyond the normal expiration of the patent if the patent is eligible for such an extension under the Hatch-Waxman Act as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (and potentially additional indications approved during the period of extension) covered by the patent. This extension is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our or their assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request.

We and the Portfolio Companies may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Even if we or they are granted such extension, the duration of such extension may be less than our request, and the patent term may still expire before or shortly after we receive FDA regulatory approval. If we or they are unable to extend the expiration date of our existing patents or obtain new patents with longer expiry dates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products following our patent expiration and launch their product earlier than might otherwise be the case.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection and that of the Portfolio Companies could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we or the Portfolio Companies fail to maintain the patents and patent applications covering our product candidates, device candidates, processes or technologies, we may not be able to stop a competitor from marketing products that are the same as or similar to our own or theirs, which would have a material adverse effect on our business.

If our trademarks and trade names and those of the Portfolio Companies are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We and the Portfolio Companies have not yet registered trademarks for a commercial trade name for all of our product candidate(s) or device candidates, including in the United States or elsewhere. During trademark registration proceedings, our and their trademark application(s) may be rejected. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our and their trademarks, and our trademarks may not survive such proceedings. Moreover, any name we and they propose to use with our product candidate(s) or device candidate(s) in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our or their proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA.

Our registered or unregistered trademarks or trade names and those of the Portfolio Companies may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our and their rights in these trademarks and trade names, which we need in order to build name recognition with potential partners or customers in our markets of interest. In addition, third parties have used trademarks similar and identical to our and their trademarks in foreign jurisdictions, and have filed or may in the future file for registration of such trademarks. If such third parties succeed in registering or developing common law rights in such trademarks, and if we and they are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. In any case, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

We and the Portfolio Companies may not be able to adequately protect our intellectual property rights throughout the world.

Certain of our key patent families and those of the Portfolio Companies have been filed in the United States, as well as in numerous jurisdictions outside the United States. However, our and their intellectual property rights in certain jurisdictions outside the United States may be less robust. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. For example, the requirements for patentability may differ in certain countries, particularly developing countries, and we and they may be unable to obtain issued patents that contain claims that adequately cover or protect our current or future product candidates or device candidates, services or technologies. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our and their patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

Proceedings to enforce our and their patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our and their intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market current or future product candidates or device candidates. Consequently, we and the Portfolio Companies may not be able to prevent third parties from practicing our technology in all countries outside the United States, or from selling or importing products made using our technology in and into those other jurisdictions where we do not have intellectual property rights. Competitors may use our and their technologies in jurisdictions where we have not obtained patent protection to develop such competitors’ own products and may also export infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our and their product candidates or device candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent such competitors from competing. Accordingly, our and their efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our and their ability to obtain and enforce adequate intellectual property protection for our product candidates, device candidates, services, and technologies.

We and the Portfolio Companies may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our product candidates or device candidates.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, or those of the Portfolio Companies, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we or they have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates or device candidates. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our and their product candidates or device candidates could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our or their product candidates, device candidates, or the use of our products. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history. Our and their interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates or device candidates. We and they may incorrectly determine that our product candidates or device candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our and their determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates and device candidates. Our and their failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates and device candidates.

If we and the Portfolio Companies fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We and they cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we or they fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates or device candidates that are held to be infringing. We and they might, if possible, also be forced to redesign products, product candidates, devices, device candidates, or services so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we or they were ultimately to prevail, could require us and them to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Patent terms may be inadequate to protect our competitive position and that of the Portfolio Companies on our product candidates or device candidates for an adequate amount of time.

Patents have a limited lifespan, and the protection patents afford is limited. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Even if patents covering our product candidates and device candidates and those of the companies we hold interests are obtained, once the patent life has expired for patents covering a product or product candidate, a device or a device candidate, we and the Portfolio Companies may be subject to competition from competitive products and services. As a result, our and their patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Intellectual property rights do not necessarily address all potential threats to our business.

While we and the Portfolio Companies seek broad coverage under our existing patent applications, there is always a risk that an alteration to products or processes may provide a sufficient basis for a competitor to avoid infringing our patent claims. In addition, patents, if granted, expire and we and they cannot provide any assurance that any potentially issued patents will adequately protect our product candidates or device candidates. Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked or may lose the allowed or granted claims altogether.

In addition, the degree of future protection afforded by our intellectual property rights and those of the Portfolio Companies is uncertain because even granted intellectual property rights have limitations, and may not adequately protect our business, provide a lawful barrier to entry against our competitors or potential competitors or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our or their processes or technologies, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

●	others may be able to develop and/or practice processes or technologies that are similar to our or their processes or technologies or aspects of our processes or technologies, but that are not covered by the claims of the patents that we or they own or control, assuming such patents have issued or do issue;

●	we or our licensors or any future strategic partners might not have been the first to conceive or reduce to practice the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed;

●	we or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;

●	others may independently develop similar or alternative processes or technologies or duplicate any of our processes or technologies without infringing our intellectual property rights;

●	it is possible that our or their pending patent applications will not lead to issued patents;

●	issued patents that we own or have exclusively licensed may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors or other third parties;

●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	third parties performing manufacturing or testing for us using our product candidates or device candidates, including our processes and technologies, could use the intellectual property of others without obtaining a proper license;

●	parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;

●	we may not develop or in-license additional proprietary technologies that are patentable;

●	we may not be able to obtain and maintain necessary licenses on commercially reasonable terms, or at all; and

●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

We and the Portfolio Companies may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties.

We and the Portfolio Companies do and may employ individuals who were previously employed at universities or other biopharmaceutical companies, including our licensors, competitors or potential competitors. Although we try to ensure that our employees, consultants, and independent contractors do not use the proprietary information or know-how of others in their work for us, and we are not currently subject to any claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties, we may in the future be subject to such claims.

Litigation may be necessary to defend against these claims. If we and the Portfolio Companies fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our processes, technologies, product candidates or device candidates. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees and could result in customers seeking other sources for the technologies or processes or ceasing from doing business with us.

Our intellectual property agreements with third parties, and those of the Portfolio Companies, may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology.

Certain provisions in our intellectual property agreements and those of the Portfolio Companies may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our and their rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, while we and the Portfolio Companies typically require our employees, consultants and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. To the extent that we or they fail to obtain such assignments, such assignments do not contain a self-executing assignment of intellectual property rights or such assignment agreements are breached, we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property, and this may interfere with our ability to capture the commercial value of such intellectual property. If we or they fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Such intellectual property rights could be awarded to a third party, and we or they could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we and they are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management and scientific personnel. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. We and they may be subject to claims that former collaborators or other third parties have an ownership interest in our patents or other intellectual property. If we or they are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time-consuming and distract our management and other employees. If we or they are unsuccessful, we could lose valuable rights in intellectual property that we regard as our own.

We and the Portfolio Companies may not be successful in obtaining necessary intellectual property rights to future products through acquisitions and in-licenses.

Although we and the Portfolio Companies intend to develop products and technology through our own internal research, we may also seek to acquire or in-license technologies to grow our product offerings and technology portfolio. However, we or they may be unable to acquire or in-license intellectual property rights relating to, or necessary for, any such products or technology from third parties on commercially reasonable terms or at all. In that event, we or they may be unable to develop or commercialize such products or technology. We may also be unable to identify products or technology that we believe are an appropriate strategic fit for our Company and protect intellectual property relating to, or necessary for, such products and technology.

The in-licensing and acquisition of third-party intellectual property rights for product candidates and device candidates is a competitive area, and a number of more established companies are also pursuing strategies to in-license or acquire third-party intellectual property rights for products that we may consider attractive or necessary. These established companies may have a competitive advantage over us and the Portfolio Companies due to their size, cash resources, and greater clinical development and commercialization capabilities. Furthermore, companies that perceive us or them to be a competitor may be unwilling to assign or license rights to us. If we or they are unable to successfully obtain rights to additional technologies or products, our business, financial condition, results of operations and prospects for growth could suffer.

In addition, we expect that competition for the in-licensing or acquisition of third-party intellectual property rights for products and technologies that are attractive to us may increase in the future, which may mean fewer suitable opportunities for us as well as higher acquisition or licensing costs. We and the Portfolio Companies may be unable to in-license or acquire the third-party intellectual property rights for products or technology on terms that would allow us to make an appropriate return on our investment.

Risks Related to Employee Matters, Managing Our Growth, and Other Risks Related to Our Business

Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

To succeed, we must recruit, retain, manage, and motivate qualified clinical, scientific, technical, and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff, including Cyclo management team, and our ability to advance the development, clinical testing, regulatory approval of our lead candidate, Trappsol® Cyclo™ may be materially and adversely affected if we lose them. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the biopharmaceutical field is intense and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the future success of our business. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and to disclose any changes and material weaknesses in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in internal control in fiscal 2025 and have identified other (since remediated) material weaknesses in prior periods.

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

In the past, we have identified material weaknesses in our internal controls over financial reporting which have since been remediated. Following the Merger with Cyclo on March 25, 2025, we identified a material weakness in Cyclo’s internal controls over financial reporting related to the completeness and accuracy of accruals and expense recognition, including but not limited to clinical trial accruals, due to inadequately designed controls around the month-end accrual identification, measurement, and recognition process.

If additional material weaknesses in our internal controls over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Conditions in Israel, including the October 7, 2023 attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may adversely affect our operations adversely affect operations and financial condition, particularly given the impact of the war in Gaza, the June 2025 '12-Day War' between Israel and Iran, broader regional instability, and potential long-term impacts on Israel’s economy, technology sector, and foreign investment.

Political, economic and military conditions in and surrounding Israel, including the war in Gaza, the June 2025 ‘12-Day War’ between Israel and Iran and related cross-border hostilities involving Hezbollah in Lebanon and Houthi militants in Yemen, may materially and adversely affect our business, operations and financial condition. A portion of our personnel and operations are located in Israel; accordingly, regional instability and escalation directly affect our people, facilities, vendors and service continuity (including potential airspace or infrastructure disruptions, cyberattacks, electricity or network interruptions, impaired logistics, or temporary office closures). Even though a cease fire has been reached in the conflict between Israel and groups in Gaza, that cease fire is fragile, subject to violations and may not hold or lead to a longer term arrangement. Israeli reserve-duty mobilizations may require some employees or contractors to serve for extended periods, which can delay product development, reduce support capacity and impact hiring and retention. Certain of our employees and consultants in Israel, in addition to employees of our service providers located in Israel, have been called for service in the Gaza was as, and such persons may be absent for an extended period of time. As a result, operations of LipoMedix and Day Three may be disrupted by such absences, which may materially and adversely affect their business and results of operations.

The security situation can also impair domestic demand, international travel, partner engagement and supplier reliability, and may increase insurance costs or leave certain risks uninsurable. Broader macroeconomic effects, such as currency volatility, higher risk premia, capital-market dislocation, sanctions or trade restrictions, and shifts in advertiser or consumer spending, could further pressure our results. Although ceasefires have occurred, cross-border rocket, drone and missile activity has persisted intermittently, and future flare-ups or a wider regional conflict (including renewed hostilities with Iran or coordinated attacks by Iran-aligned groups) could occur without notice. Any of these developments, together or separately, could disrupt our operations, harm our ability to execute our strategy, increase costs, delay initiatives, or otherwise negatively affect our business, results of operations, cash flows and financial condition.

Prior to the Hamas attack in October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate, mass protests, and civil unrest. In response to such initiative, many individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. The risk of such negative developments has increased in light of the war with Hamas. To the extent that any of these negative developments do occur, they may have an adverse effect on our business and our results of operations.

In addition, recent political uprisings and conflicts in various countries in the Middle East, including Syria and Lebanon, are affecting the political stability of those countries. In addition, the ongoing threats that Iran and various extremist groups in the region make against Israel may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, harm our results of operations and make it harder for us to raise capital.

For the most part, we do not have commercial insurance that cover losses that may occur as a result of an event associated with the security situation in Israel. Although the Israeli government has in the past covered the reinstatement value of certain damages that were caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred would likely cause a significant disruption in our employees’ lives and possibly put their lives at risk, which would have a material adverse effect on our operations. Any armed conflicts or political instability in the region would likely negatively affect business conditions generally and could harm our results of operations.

Additionally, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our results of operations, financial conditions or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.

The relationships between Howard S. Jonas other companies, including and IDT Corporation and Genie Energy, could conflict with our stockholders’ interests.

Howard S. Jonas, Chairman of our Board of Directors, Chief Executive Officer, and Executive Chairman, is also the chairman of IDT Corporation and Genie Energy Ltd. and serves in other capacities with other companies. These relationships may cause a conflict of interest with our stockholders.

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

Any additional product liability insurance coverage inclusive of the product liability and building contents coverage held by Cyclo, we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain regulatory approval or clearance for any of the Portfolio Companies’ product candidates or device candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates or device candidates we develop. We may not carry adequate specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals and clearances, if any, could be suspended or withdrawn.

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business and that of the Portfolio Companies effectively.

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

Despite the implementation of security measures, our and the Portfolio Companies’ internal computer systems and those of other third parties with which we and the Portfolio Companies collaborate and contract are vulnerable to attempted breaches of security, unauthorized disclosure of information, attacks which reduce availability of systems such as denial of service, damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, and the perception that personal and/or other sensitive or confidential information in our possession is not secure. System failures, accidents or security breaches could cause interruptions in our and the Portfolio Companies’ operations and could result in a material disruption of our and their clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in the Portfolio Companies’ regulatory approval and clearance efforts and significantly increase their costs to recover or reproduce the data and pursue regulatory approval or clearance. To the extent that any disruption or security breach were to result in a loss of, or damage to, our or the Portfolio Companies’ data or applications, or inappropriate disclosure of confidential or proprietary information or protected health or personal information, we and the Portfolio Companies could incur substantial legal liability or significant harm to our reputation, and our and their product research, development, and commercialization efforts could be delayed.

We and the Portfolio Companies and our third-party providers and business partners face risks related to the protection of information that we maintain—or for which a third-party engaged to maintain information security on our behalf—including unauthorized access, acquisition, use, disclosure, or modification of such information. Cyberattacks are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect and respond to. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The techniques used in these attacks change frequently and may be difficult to detect for periods of time, and we may face difficulties in anticipating and implementing adequate preventative measures. A material cyberattack or security incident could cause interruptions in our or their operations and could result in a material disruption of our or their business operations, damage to our or their reputation, financial condition, results of operations, cash flows and prospects.

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

Howard S. Jonas, our Chairman of our Board of Directors, Chief Executive Officer and our Executive Chairman, controls a majority of the voting power of our capital stock. As of October 27, 2025, Mr. Jonas has voting power over 787,163 shares of our Class A common stock (which are convertible into shares of our Class B common stock on a 1-for-1 basis) and 14,010,522 shares of our Class B common stock, representing approximately 51% of the combined voting power of our outstanding capital stock. Mr. Jonas will be able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Outstanding shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act, or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance, and once vested, are not subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

General Risk Factors

If we are unable to successfully integrate Cyclo’s team and operation with ours, we would not be able to fully realize the benefits of the Merger and our operations and financial condition could be adversely affected.

We completed the Merger with Cyclo in March 2025 and our primary focus is on continuing and completing their development program for Trappsol® Cyclo™. We need to integrate Cyclo’s management team and operations with our own in order to maximize the chances of success and to fully realize the benefits of the Merger. Failure to do so could have material adverse effects on our financial conditions and operations, including increased operating expenses, diversion of management’s attention, retention of existing employees and regulatory risks.

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

Item 3. Legal Proceedings

Legal proceedings disclosure is presented in Note 23 to our Consolidated Financial Statements included in included in Item 8 to Part II of this Annual Report.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our Class B common stock trades on the New York Stock Exchange under the symbol “RFL.” Trading commenced on the NYSE American on March 27, 2018 and on the New York Stock Exchange on November 21, 2019. Warrants to purchase our Class B common stock trades on the NYSE American under the symbol “RFL-WT.” Trading commenced on April 1, 2025.

On October 23, 2025, there were 289 holders of record of our Class B common stock and one holder of record of our Class A common stock. Howard S. Jonas has voting and dispositive power over all shares of Class A common stock. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 27, 2025, the last sales price reported on the NYSE for the Class B common stock was $1.35 per share.

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

As of October 23, 2025, we had outstanding publicly-traded Warrants to purchase an aggregate of 380,253 shares of our common stock (the “Public Warrants”) at an exercise price of $14.19 per share held by [to update] holders of record. The Warrants were initially issued by Cyclo on December 11, 2020 in connection with its underwritten public offering and, in connection with the merger with Cyclo, were automatically converted to warrants to purchase shares of Rafael’s Class B common stock with the exercise price and number of shares issuable on exercise adjusted as per the exchange ratio used in the merger. The Public Warrants are exercisable at any time during the five years following the date of the original issuance of the warrants to purchase Cyclo common stock, expiring at 5:00 pm EST on December 11, 2025.

On October 27, 2025, the last sales price reported on the NYSE American for the Public Warrants was $.08 per share.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes”, “anticipates”, “expects”, “plans”, “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report.

Overview

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a biotechnology company that develops pharmaceuticals and holds interests in clinical and early-stage companies that develop pharmaceuticals and medical devices. Our lead candidate is Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder. We also hold: (i) a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company; (ii) Barer Institute Inc. (“Barer”), a wholly-owned cancer research focused entity whose operations have been substantially curtailed; (iii) a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company; (iv) a majority interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries; and (v) a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing product offerings by utilizing Day Three’s technology and innovation like Unlokt™. Our primary focus has been the continued development of Trappsol® Cyclo™ through the completion of its ongoing pivotal Phase 3 clinical trial, the potential filing for regulatory approval and ultimately, if approved, commercialization of the product. We also look to expand our investment portfolio through opportunistic and strategic investments including that address high unmet medical needs. We continuously evaluate our other holdings to ensure the focus of our resources are on core assets and specifically the continued development of Trappsol® Cyclo™.

Historically, we owned real estate assets. As of July 31, 2025, we hold a portion of a commercial building in Jerusalem, Israel as our sole remaining real estate asset.

In May 2023, we first invested in Cyclo, a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for NPC1. NPC1 is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017, the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC1. Initial patient enrollment in the U.S. Phase I study commenced in September 2017 and in May 2020, Cyclo announced Top Line data indicating Trappsol® Cyclo™ was well tolerated in this study. Cyclo is currently conducting a Phase 3 Clinical Trial evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C1. On March 25, 2025, we consummated the Merger with Cyclo whereby Cyclo became a wholly-owned subsidiary of the Company. See Note 3 to our Consolidated Financial Statements for more information on the Merger with Cyclo.

LipoMedix is a clinical stage company based in Israel that is focused on the development of a product candidate that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of July 31, 2025, our ownership interest in LipoMedix was approximately 95%. As needed, we provide debt or equity funding to Lipomedix to support its development and clinical efforts. LipoMedix is currently exploring strategic options for its lead candidate, including potential licensing opportunities, collaborations with industry partners, and investigator-initiated studies.

In 2019, we established Barer, originally as a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds designed to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer was comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s majority owned subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Dr. Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, we resolved to curtail our early-stage development efforts, including pre-clinical research at Barer. Since then, we have sought partners for Farber programs and has entered into a license agreement for one of its technologies that is in the pre-clinical research stage with the Ludwig Institute of Cancer Research and has transferred majority ownership of another one of its technologies, SHMT, to a new company, Forme Therapeutics, that is being managed by Dr. Joshua Rabinowitz with the goal of developing SHMT. Going forward, we expect that Barer will primarily operate as an entity holding interest in these two cancer-focused opportunities.

We own a 37.5% equity interest in RP Finance LLC (“RP Finance”), which was, until March 13, 2024 (the date of the RP Finance Consolidation (as described in Note 6 to the Consolidated Financial Statements)), accounted for under the equity method. RP Finance is an entity in which vehicles associated with members of the family of Howard S. Jonas (Executive Chairman, Chief Executive Officer, President, Chairman of the Board, and controlling stockholder of the Company), hold an aggregate 37.5% equity interest. RP Finance holds debt and equity investments in Cornerstone. In October 2021, Cornerstone received negative results of its Avenger 500 Phase 3 study for Devimistat in pancreatic cancer as well as a recommendation to stop its ARMADA 2000 Phase 3 study due to a determination that the trial would be unlikely to achieve its primary endpoint (the “Data Events”). Due to the Data Events, RP Finance fully impaired its then debt and equity investments in Cornerstone.

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests (the “Cornerstone Restructuring”). As a result of the Cornerstone Restructuring, Rafael became a 67% owner of the issued and outstanding common stock of Cornerstone (the “Cornerstone Acquisition”), and Cornerstone became a consolidated subsidiary of Rafael. See Note 6 to the Consolidated Financial Statements for additional information on the Cornerstone Restructuring, Cornerstone Acquisition, and RP Finance Consolidation. The Company is currently reviewing Cornerstone’s current efforts, prospects and available resources to determine its optimal operational direction.

In May 2021, we formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, Rafael Medical Devices sold an aggregate 31.6% equity interest to third parties for $925,000. In February 2025, we invested approximately $582,000 in cash, and Rafael Medical Devices raised approximately $44,000 from third parties in exchange for Rafael Medical Devices' Class A Units. We currently hold a 73% equity interest in Rafael Medical Devices. On December 11, 2024, Rafael Medical Devices received a substantial equivalence determination for the VECTR System from the Food and Drug Administration (“FDA”) in response to Rafael Medical Devices’ 510(k) premarket notification. The FDA’s clearance of the VECTR System is for use in minimally invasive ligament or fascia release surgeries, such as carpal tunnel release in the wrist and cubital tunnel release in the elbow. The VECTR System has been classified into Class II and is subject to special controls (performance standards). Rafael Medical Devices' development of future products will depend upon the success of the VECTR System and our Company's ability to identify attractive opportunities in the marketplace.

In April 2023, we first invested in Day Three, a company which empowers third-party manufacturers to reimagine their existing product offerings enabling those third-party manufacturers to bring to market better, cleaner, more precise and predictable versions of their products by utilizing Day Three’s technology and innovation like Unlokt™. In January 2024, we entered into a series of transactions with Day Three and certain of its shareholders, acquiring a controlling interest in Day Three and subsequently consolidating Day Three's results (the “Day Three Acquisition”). On March 14, 2025, Day Three Labs Manufacturing, a majority owned subsidiary of Day Three, entered into an Asset Purchase Agreement and Licensing Agreement (the “DTLM Sale Agreement”), pursuant to which they sold assets and licensed certain applications of their Unlokt™ technology used in their cannabinoid ingredient manufacturing business. See Note 13 in the Notes to our Consolidated Financial Statements for additional information.

Results of Operations

Our business consists of three reportable segments - Healthcare, Infusion Technology, and Real Estate. We evaluate the performance of our Healthcare segment based primarily on results of clinical trials and loss from operations, and the Infusion Technology and Real Estate segments based primarily on revenues and income (loss) from operations. Accordingly, the income and expense line items below loss from operations are only included in the discussion of consolidated results of operations.

Healthcare segment

Results of operations for our Healthcare segment were as follows:

	Year Ended July 31,		Change
	2025	2024	$	%
	(in thousands)
Product revenue	$515	$—	$515	100%
Cost of product revenue	(28)	—	(28)	(100)%
General and administrative	(13,165)	(8,338)	(4,827)	(58)%
Research and development	(12,568)	(3,668)	(8,900)	(243)%
In-process research and development	—	(89,861)	89,861	100%
Depreciation and amortization	(48)	(165)	117	71%
Loss from operations	$(25,294)	$(102,032)	$76,738	75%

The Healthcare segment is comprised of the activities of Barer, LipoMedix, Farber, Cornerstone, Cyclo, and Rafael Medical Devices. As of July 31, 2025, we held a 100% interest in Barer and Cyclo, a 95% interest in LipoMedix, a 93% interest in Farber, a 67% interest in Cornerstone, and a 73% interest in Rafael Medical Devices.

Product revenue. Total revenue for the Healthcare segment for the year ended July 31, 2025, increased to approximately $515 thousand compared to $0 for the year ended July 30, 2024. This increase is primarily due to the inclusion of product revenue generated by Cyclo following the Cyclo Merger in March 2025.

General and administrative expenses. General and administrative expenses consist mainly of payroll, stock-based compensation expense, benefits, facilities, consulting and professional fees. The increase in general and administrative expenses during the year ended July 31, 2025 compared to the year ended July 31, 2024 is primarily due to the consolidation of Cyclo's general and administrative expenses, amounting to $3.6 million, following the Cyclo Merger in March 2025. In addition, legal and other professional fees increased by $0.6 million compared to the year ended July 31, 2024, primarily due to services related to the Cyclo Merger.

Research and development expenses. Research and development expenses increased for the year ended July 31, 2025 compared to the year ended July 31, 2024. Research and development expenses are derived from activity at Cyclo, Barer, LipoMedix, Farber, Cornerstone, and Rafael Medical Devices. The increase is primarily due to the consolidation of Cyclo's research and development expenses, amounting to $8.4 million, following the Cyclo Merger in March 2025.

Infusion Technology segment

Results of operations for our Infusion Technology segment were as follows:

	Year Ended July 31,		Change
	2025	2024	$	%
	(in thousands)
Infusion Technology revenue	$93	$355	$(262)	(74)%
Cost of Infusion Technology revenue	(106)	(154)	48	31%
Loss on impairment of goodwill	(3,050)	—	(3,050)	(100)%
General and administrative	(320)	(374)	54	14%
Research and development	(255)	(502)	247	49%
Depreciation and amortization	(177)	—	(177)	(100)%
Loss from operations	$(3,815)	$(675)	$(3,140)	(465)%

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

Due to reductions in certain operations including a layoff within the Company's Infusion Technology segment, we concluded that a triggering event occurred during November 2024, that required us to assess if there was an impairment under ASC 350 and ASC 360. We completed an analysis pursuant to ASC 360 and determined that the expected undiscounted cash flows of the asset group exceeded its carrying amount, indicating that the long-lived assets were not impaired. In accordance with ASC 350, we performed a quantitative goodwill impairment test, which indicated that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. We recorded an impairment charge of $3.1 million related to the Infusion Technology segment's goodwill during the year ended July 31, 2025.

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

Real Estate segment

The Real Estate segment consists of a portion of a commercial building in Israel. Consolidated revenue, expenses and loss for our Real Estate segment were as follows:

	Year Ended July 31,		Change
	2025	2024	$	%
	(in thousands)
Rental – Third Party	$197	$174	$23	13%
Rental – Related Party	112	108	4	4%
General and administrative	(296)	(142)	(154)	(108)%
Depreciation and amortization	(63)	(60)	(3)	(5)%
Income (loss) from operations	$(50)	$80	$(130)	(163)%

General and administrative expenses. General and administrative expenses consist mainly of real estate taxes, payroll, accounting and legal fees, as well as building operating and office expenses. The increase in general and administrative expenses during the year ended July 31, 2025 compared to the year ended July 31, 2024 is primarily the result of an increase in accounting and legal fees as well as building operating expenses and office rent.

Consolidated Operations

Our consolidated income and expense line items below loss from operations were as follows:

	Year Ended July 31,		Change
	2025	2024	$	%
	(in thousands)
Loss from operations	$(29,159)	$(102,627)	$73,468	72%
Interest income	1,996	2,383	(387)	(16)%
Loss on initial investment in Day Three upon acquisition	—	(1,633)	1,633	(100)%
Realized gain on available-for-sale securities	178	1,772	(1,594)	(90)%
Realized loss on investment in equity securities	—	(46)	46	(100)%
Realized gain on investment - Cyclo	—	424	(424)	(100)%
Unrealized (loss) gain on investment - Cyclo	(5,144)	37	(5,181)	14,003%
Unrealized (loss) gain on convertible notes receivable, due from Cyclo	(719)	1,191	(1,910)	(160)%
Unrealized gain on investment - Hedge Funds	—	63	(63)	(100)%
Recovery of receivables from Cornerstone	—	31,305	(31,305)	(100)%
Interest expense	(658)	(248)	(410)	(165)%
Other income, net	310	118	192	163%
Loss before income taxes	(33,196)	(67,261)	34,065	51%
Benefit from income taxes	2,553	2,680	(127)	(5)%
Equity in loss of Day Three	—	(422)	422	(100)%
Consolidated net loss	(30,643)	(65,003)	34,360	53%
Net loss attributable to noncontrolling interests	(123)	(30,593)	30,470	100%
Net loss attributable to Rafael Holdings, Inc.	$(30,520)	$(34,410)	$3,890	11%

Interest income. We recorded interest income of $2.0 million and $2.4 million for the years ended July 31, 2025 and 2024, respectively. In November 2024, we sold our investments in available-for-sale securities and cash equivalents to reallocate assets to better align with our strategic goals. Accordingly, interest income has decreased due to a lower interest rate earned on these assets.

Loss on initial investment in Day Three upon acquisition. We recognized a loss of $0 and $1.6 million on initial investment in Day Three upon acquisition for the years ended July 31, 2025 and 2024. In January 2024, we acquired Day Three. See Note 13 to our accompanying consolidated financial statements for more information.

Realized gain on available-for-sale securities. We recognized a realized gain of $0.2 million for the year ended July 31, 2025 related to the maturity of certain available-for-sale securities and the sale of our available-for-sale securities in November 2024. We recognized a realized gain on available-for-sale securities of $1.8 million for the year ended July 31, 2024, related to the sale and maturity activity.

Unrealized (loss) gain on investment - Cyclo. Unrealized gains and losses on investment - Cyclo are recognized as a result of changes in the fair value of our investments in Cyclo common stock and warrants which fluctuated due to the volatility of the market price of Cyclo common stock leading up to the Cyclo Merger. We recorded an unrealized loss of $5.1 million during the year ended July 31, 2025, prior to the Cyclo Merger. We recorded an unrealized gain of $37 thousand for the year ended July 31, 2024.

Unrealized (loss) gain on convertible notes receivable, due from Cyclo. We recorded an unrealized loss of $0.7 million for the year ended July 31, 2025, on our convertible notes receivable, due from Cyclo. The outstanding principal and accrued interest on the Cyclo Convertible Notes were forgiven in the Cyclo Merger.

Unrealized gain on investment - Hedge Funds. We recorded an unrealized gain of approximately $63 thousand for the year ended July 31, 2024. During the year ended July 31, 2025, we requested a withdrawal of its remaining balance in Hedge Fund Investments, and no longer hold any hedge fund investments.

Recovery of receivables from Cornerstone Pharmaceuticals. We recorded an increase in recovery of receivables from Cornerstone Pharmaceuticals of approximately $31.3 million for the year ended July 31, 2024. See Note 6 to our accompanying consolidated financial statements for more information related to this matter.

Interest expense. Interest expense was $0.7 million and $0.2 million for the years ended July 31, 2025 and 2024, respectively. Interest expense is attributable to liabilities assumed in the Cornerstone Acquisition in March 2024, therefore the increase during the year ended July 31, 2025 is due to a full year of activity.

Other income, net. Other income, net was $0.3 million for the year ended July 31, 2025 primarily due to Cornerstone's Employee Retention Credits ("ERC") of $0.2 million and the gain on sale of Cornerstone's IPR&D of $0.1 million. Other income, net was $0.1 million for the year ended July 31, 2024, related primarily to the dissolution of a majority owned subsidiary.

Equity in loss of Day Three. We recognized a loss of $0.4 million from our ownership interest in Day Three due to operating results for the year ended July 31, 2024. As of January 2, 2024, Day Three is a majority-owned subsidiary which is consolidated.

Net loss attributable to noncontrolling interests. The change in the net loss attributable to noncontrolling interests is primarily attributed to acquisition of Cornerstone and Day Three and the consolidation of their activity.

Liquidity and Capital Resources

	As of July 31,		Change
	2025	2024	$	%
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$52,769	$2,675	$50,094	1873%
Convertible notes receivable classified as available-for-sale	1,858	1,146	712	62%
Installment note payable	—	1,700	(1,700)	(100)%
Working capital	45,114	64,988	(19,874)	(31)%
Total assets	114,109	96,832	17,277	18%
Total equity attributable to Rafael Holdings, Inc.	94,391	82,185	12,206	15%
Noncontrolling interests	3,980	4,073	(93)	2%
Total equity	$98,371	$86,258	$12,113	14%

	Year Ended July 31,		Change
	2025	2024	$	%
Cash flows (used in) provided by:	(in thousands)
Operating activities	$(18,924)	$(7,802)	$(11,122)	(143)%
Investing activities	44,035	(10,820)	54,855	507%
Financing activities	24,830	(179)	25,009	13972%
Effect of exchange rates on cash and cash equivalents	153	(22)	175	795%
Increase (decrease) in cash and cash equivalents	$50,094	$(18,823)	$68,917	(366)%

Capital Resources

As of July 31, 2025, we held cash and cash equivalents of approximately $52.8 million. We expect the balance of cash and cash equivalents to be sufficient to meet our obligations for at least the next 12 months from the filing of this Annual Report on Form 10-K.

Operating Activities

For the year ended July 31, 2025, cash used in operating activities was $18.9 million, impacted by a net loss of $30.6 adjusted for non-cash items totaling $10.9 million. Cash generated from operating assets and liabilities included the collection of interest receivables of $0.5 million and a decrease in prepaid expenses and prepaid clinical costs of $0.9 million.

For the year ended July 31, 2024, cash used in operating activities was $7.8 million, impacted by a net loss of $65.0 adjusted for non-cash items totaling $57.8 million. Cash used from operating assets and liabilities included the addition of $150 thousand of accounts receivable and $139 thousand of interest receivables, plus a decrease of accounts payable and accrued expenses of $146 thousand.

Investing Activities

Cash provided by investing activities for the year ended July 31, 2025 was primarily due to proceeds of $80.7 million from sales and maturities of available-for-sale securities and $2.5 million in proceeds from hedge funds, offset by purchases of available-for-sale securities of approximately $17.0 million, purchases of $19.5 million in convertible notes receivable, due from Cyclo, and net cash used in the Cyclo Merger of 2.7 million.

Cash used in investing activities for the year ended July 31, 2024 was primarily due to purchases of available-for-sale securities of approximately $155.7 million, purchases of $4.0 million in convertible notes receivable, due from Cyclo, and the investment in Cyclo common stock and warrants of $6.8 million, partially offset by proceeds of $153.4 million from sales and maturities of available-for-sale securities and $2.5 million in proceeds from hedge funds.

Financing Activities

Cash used in financing activities for the year ended July 31, 2025 was primarily related to net proceeds from the issuance of common stock in the Rights Offering of $25 million offset by a payment related to shares withheld for employee taxes of $0.2 million.

Cash provided by financing activities for the year ended July 31, 2024 was primarily related to the proceeds from sale of Rafael Medical Devices membership units of $0.9 million, and partially offset by a principal payment of $0.8 million on the installment note acquired during the Day Three Acquisition.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors are:

Business Combinations

The purchase price for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of identifiable intangible assets, in-process research and development ("IPR&D") and customer relationships, is based on detailed valuations that use information and assumptions provided by management, including expected future cash flows. We allocate any excess purchase price over the fair value of the identifiable net assets and liabilities acquired to goodwill. Acquired IPR&D pursuant to an asset acquisition that has no alternative future use is expensed immediately as a component of in-process research and development expense in the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, we assess the recoverability of long-lived assets, which include property and equipment, intangible assets, in-process research and development and patents, whenever significant events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset group are compared to its carrying amount to determine whether the asset group's carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results.

Due to reductions in certain operations including a layoff within our Infusion Technology segment, we concluded that a triggering event occurred during November 2024, that required us to evaluate long-lived assets within the Infusion Technology segment for potential impairment under ASC 360. Accordingly, we completed an analysis pursuant to ASC 360 and determined that the expected undiscounted cash flows of the asset group exceeded its carrying amount, indicating that the long-lived assets were not impaired.

Goodwill

We assess goodwill for impairment on an annual basis as of May 31, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Management regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results. The process of evaluating the potential impairment of goodwill requires significant judgment. In performing our annual goodwill impairment test, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, including goodwill. In performing the qualitative assessment, management considers certain events and circumstances specific to the reporting unit and the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of any of the reporting units is less than its carrying amount. We are also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If we choose to undertake the qualitative assessment and conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would then proceed to the quantitative impairment test. In the quantitative assessment, we compare the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.

Due to reductions in certain operations including a layoff within our Infusion Technology segment, we concluded that a triggering event occurred during November 2024, that required us to assess if there was an impairment under ASC 350, Intangibles - Goodwill and Other (“ASC 350”). In accordance with ASC 350, we performed a quantitative goodwill impairment test, which indicated that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. We recorded an impairment charge of $3.1 million during the year ended July 31, 2025, representing a full write-off of the goodwill balance associated with the Infusion Technology operating segment.

See Note 18 to our Consolidated Financial Statements for further information.

Clinical Trial Accruals

We estimate clinical trial accruals related to obligations for services performed on our behalf by third-party vendors. The amount recorded for the clinical trial accrual represents our evaluation of the progress to completion of specific tasks, unbilled patient visits and the facts and circumstances known at the time of the estimate as it relates to clinical trial activities.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements”, as defined in relevant SEC regulations, that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

FOREIGN CURRENCY RISK

Revenue from tenants located in Israel represented 34% and 44% of our consolidated revenues for the years ended July 31, 2025 and 2024, respectively. The entirety of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of July 31, 2025. On March 25, 2025, the Company acquired Cyclo Therapeutics, Inc. (Cyclo) in a business combination as described in Note 3 – Cyclo Merger to our audited Consolidated Financial Statements. Management has excluded the acquired business from its assessment of the effectiveness of the disclosure controls and procedures as of July 31, 2025. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2025 utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2025 did not include the internal control over financial reporting of Cyclo, which the Company acquired on March 25, 2025. Cyclo is a wholly owned subsidiary of the Company whose total assets, total liabilities, total revenues and total operating expenses represent approximately 48%, 39%, 53% and 40%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 31, 2025.

Based on this assessment, management has determined that the Company’s internal control over financial reporting as of July 31, 2025, is effective.

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

Changes in Internal Control over Financial Reporting

On March 25, 2025, the Company completed a business combination with Cyclo as described in Note 3 – Cyclo Merger to our audited Consolidated Financial Statements. As a result of the acquisition, the Company is reviewing the internal controls of Cyclo and is making appropriate changes as deemed necessary.

Except for the changes in internal controls related to Cyclo, there has been no significant change in the Company’s internal control over financial reporting during the fourth quarter of the year ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in the Acquired Business’s Internal Control Over Financial Reporting

As discussed above, on March 25, 2025, the Company acquired Cyclo in a business combination and has excluded the acquired entity from the July 31, 2025 evaluation of the effectiveness of internal control over financial reporting and disclosure controls and procedures. However, management has identified a material weakness in internal control over financial reporting related to the accruals and expenses recognized at Cyclo, a wholly-owned subsidiary, as of July 31, 2025.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The internal controls over financial reporting at Cyclo were not appropriately designed or operating effectively to ensure accruals and associated expenses were recorded completely and accurately, due to inadequately designed controls surrounding the month end accrual identification, measurement and recognition process, including in the area of clinical trial accruals;

The material weakness described above resulted in the identification of immaterial misstatements, which were corrected within the consolidated financial statements for the year ended July 31, 2025.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified above, the Company developed a plan, which will be updated as deemed necessary, to remediate the material weakness at Cyclo, including enhancing the design of and implementing additional process-level control activities and ensuring they are properly evidenced and operating effectively. Such design and implementation control activities will include, but not be limited to:

●	Integration of Cyclo’s vendor and accounts payable management process into the Company’s existing control process;

●	Integration of Cyclo’s accrual process into the Company’s existing control process;

●	Development of Cyclo’s analytical review process;

●	Development of Cyclo’s clinical trial accrual estimation process.

Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. The Company's remediation efforts are underway; however, there is no assurance that the remediation efforts will be effective in the future or that additional material weaknesses will not develop or be identified.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers as of October 29, 2025, along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Howard S. Jonas — Chief Executive Officer

David Polinsky — Chief Financial Officer

Joshua Fine — Chief Operating Officer

Directors

Howard S. Jonas—Chairman of the Board

Susan Y. Bernstein

Alan Grayson

Markus W. Sieger

Dr. Mark Stein

Dr. Michael J. Weiss

Ex-Officio Director

N. Scott Fine

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

Insider Trading Policies and Procedures

We have insider trading policies and procedures that govern the purchase, sale, and other dispositions of its securities by directors, officers, employees, and consultants, as well as our own. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. See “Index of Exhibits” within this Annual Report on Form 10-K for our Insider Trading Policy.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

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

(b)	Exhibits.

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, dated as of August 21, 2024, by and among Rafael, Cyclo, First Merger Sub and Second Merger Sub

3.1(2)	Amended and Restated Certificate of Incorporation of Rafael Holdings, Inc.

3.2(3)	Fourth Amended and Restated By-Laws of Rafael Holdings, Inc.

4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(4)	2021 Equity Incentive Plan, as amended and restated

10.2(5)	Employment Agreement dated as of June 13, 2022, between the Company and Howard S. Jonas.

10.3(6)	Amended and Restated Executive Employment Agreement between Joshua Fine and Cyclo Therapeutics, Inc., dated as of January 30, 2025.

10.4(7)	Novation and Amendment to the Amended and Restated Executive Employment Agreement between Joshua Fine and Cyclo Therapeutics, Inc., dated August 6, 2025.

10.5(7)	General Release Agreement, dated August 4, 2025, between the Company and N. Scott Fine.

10.6(8)	Securities Purchase Agreement, dated August 19, 2021, by and among Rafael Holdings, Inc. and the Investors named therein.

10.7(8)	Securities Purchase Agreement, dated August 19, 2021, by and among Rafael Holdings, Inc. and I9 Plus, LLC.

10.8(8)	Registration Rights Agreement, dated August 19, 2021, by and among Rafael Holdings, Inc. and the Investors named therein.

19.01*	Insider Trading Policy

21.01*	Subsidiaries of the Registrant

23.1*	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Compensation Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.

(1)	Incorporated by reference to Form 8-K, filed August 22, 2024.

(2)	Incorporated by reference to Form 10-12G/A, filed March 26, 2018.

(3)	Incorporated by reference to Form 8-K, filed July 18, 2025.

(4)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement, filed with the Commission on November 19, 2024.

(5)	Incorporated by reference to Form 8-K, filed June 14, 2022.

(6)	Incorporated by reference to Exhibit to Amendment No. 4 to the Registration Statement on S-4 filed February 11, 2025.

(7)	Incorporated by reference to Form 8-K, filed August 7, 2025.

(8)	Incorporated by reference to Form 8-K, filed August 24, 2021.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Rafael Holdings, Inc.

By:	/s/ Howard Jonas
Howard Jonas
Chief Executive Officer

Date: October 29, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard Jonas	Chief Executive Officer	October 29, 2025
Howard Jonas	(Principal Executive Officer and Chairman of the Board)

/s/ David Polinsky	Chief Financial Officer	October 29, 2025
David Polinsky	(Principal Financial Officer and Principal Accounting Officer)

/s/ Susan Y. Bernstein	Director	October 29, 2025
Susan Y. Bernstein

/s/ Alan Grayson	Director	October 29, 2025
Alan Grayson

/s/ Markus W. Sieger	Director	October 29, 2025
Markus W. Sieger

/s/ Dr. Mark Stein	Director	October 29, 2025
Dr. Mark Stein

/s/ Michael J. Weiss	Director	October 29, 2025
Dr. Michael J. Weiss

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Rafael Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rafael Holdings, Inc. as of as of July 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Rafael Holdings, Inc. as of July 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of In-Process Research and Development in the Cyclo Therapeutics, Inc. Merger

Description of the matter

As described in Note 3 to the consolidated financial statements, the Company completed a business combination transaction pursuant to which, the Company became the primary beneficiary of Cyclo Therapeutics, Inc., a variable interest entity (“VIE”) that constitutes a business. As a result, the consolidation was treated as and accounted for as a business combination. The Company recorded an acquired in-process research and development asset at fair value which was calculated by management using a discounted cash flow model. The methods used to estimate the fair value of the acquired in-process research and development asset utilizing a discounted cash flow involve significant assumptions. The significant assumptions applied by management in estimating the fair value of acquired in-process research and development asset included income projections and discount rates.

Significant judgment is exercised by the Company in determining the valuation of the in-process research and development asset.

Given these factors, the related audit effort in evaluating management’s judgments in determining the valuation of the in-process research and development asset was challenging, subjective, and complex and required a high degree of auditor judgment.

How our Audit Addressed the Critical Audit Matter

Our principal audit procedures related to this critical audit matter included the following:

●	We gained an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to developing fair value estimates and management projections.

●	We evaluated management's significant accounting policies related to estimating the fair value of intangible assets.

●	We tested the reasonableness of the underlying data used to determine the forecasted discounted future cash flows.

●	We evaluated the reasonableness of the discounted future cash flows utilized in the discounted cash flow model by comparing forecasted discounted cash flows to market information.

●	We evaluated the reasonableness of the probability weighting of the discounted cash flows based upon the likelihood of approval of the acquired research and development project by comparing the probability to historical market information and industry data.

●	Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rates utilized.

/s/ CohnReznick LLP

We have served as Company’s auditor since 2019.

New York, New York

October 29, 2025

PART I. FINANCIAL INFORMATION

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 31,
	2025	2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,769	$2,675
Available-for-sale securities	—	63,265
Interest receivable	—	515
Prepaid clinical costs	1,045	—
Convertible notes receivable, due from Cyclo	—	5,191
Other receivables	1,206	—
Accounts receivable, net of allowance for credit losses of $245 at July 31, 2025 and July 31, 2024	627	426
Inventory	281	—
Prepaid expenses and other current assets	786	430
Total current assets	56,714	72,502

Property and equipment, net	1,596	2,120
Non-current prepaid clinical costs	1,399	—
Investments – Cyclo	—	12,010
Investments – Hedge Funds	—	2,547
Convertible notes receivable classified as available-for-sale	1,858	1,146
Goodwill	19,939	3,050
Intangible assets, net	994	1,847
In-process research and development	31,575	1,575
Other assets	34	35
TOTAL ASSETS	$114,109	$96,832

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$6,893	$2,556
Accrued expenses	3,304	1,798
Convertible notes payable	614	614
Other current liabilities	66	113
Due to related parties	723	733
Installment note payable	—	1,700
Total current liabilities	11,600	7,514

Accrued expenses, noncurrent	3,895	2,982
Convertible notes payable, noncurrent	78	73
Other liabilities	27	5
Deferred income tax liability	138	—
TOTAL LIABILITIES	15,738	10,574

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of July 31, 2025 and July 31, 2024	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 50,789,697 issued and outstanding (excluding treasury shares of 101,487) as of July 31, 2025, and 24,142,535 issued and 23,819,948 outstanding (excluding treasury shares of 101,487) as of July 31, 2024	508	238
Additional paid-in capital	322,161	280,048
Accumulated deficit	(232,263)	(201,743)
Treasury stock, at cost; 101,487 Class B shares as of July 31, 2025 and July 31, 2024	(168)	(168)
Accumulated other comprehensive income related to unrealized income on available-for-sale securities	358	111
Accumulated other comprehensive income related to foreign currency translation adjustment	3,787	3,691
Total equity attributable to Rafael Holdings, Inc.	94,391	82,185
Noncontrolling interests	3,980	4,073
TOTAL EQUITY	98,371	86,258
TOTAL LIABILITIES AND EQUITY	$114,109	$96,832

See accompanying notes to the consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended July 31,
	2025	2024
REVENUE
Infusion Technology	$93	$355
Rental – Third Party	197	174
Rental – Related Party	112	108
Product revenue	515	—
Total revenue	917	637

COSTS AND EXPENSES
Cost of Infusion Technology revenue	106	154
Cost of product revenue	28	—
General and administrative	13,781	8,854
Research and development	12,823	4,170
In-process research and development expense	—	89,861
Depreciation and amortization	288	225
Loss on impairment of goodwill	3,050	—
Loss from operations	(29,159)	(102,627)

Interest income	1,996	2,383
Loss on initial investment in Day Three upon acquisition	—	(1,633)
Realized gain on available-for-sale securities	178	1,772
Realized loss on investment in equity securities	—	(46)
Realized gain on investment - Cyclo	—	424
Unrealized (loss) gain on investment - Cyclo	(5,144)	37
Unrealized (loss) gain on convertible notes receivable, due from Cyclo	(719)	1,191
Unrealized gain on investment - Hedge Funds	—	63
Recovery of receivables from Cornerstone	—	31,305
Interest expense	(658)	(248)
Other income, net	310	118
Loss before income taxes	(33,196)	(67,261)
Benefit from income taxes	2,553	2,680
Equity in loss of Day Three	—	(422)
Consolidated net loss	(30,643)	(65,003)
Net loss attributable to noncontrolling interests	(123)	(30,593)
Net loss attributable to Rafael Holdings, Inc.	$(30,520)	$(34,410)

OTHER COMPREHENSIVE LOSS
Consolidated net loss	$(30,643)	$(65,003)
Unrealized gain on available-for-sale securities	247	464
Foreign currency translation adjustment	96	(53)
Comprehensive loss	(30,300)	(64,592)
Comprehensive loss attributable to noncontrolling interests	(128)	(30,595)
Comprehensive loss attributable to Rafael Holdings, Inc.	$(30,172)	$(33,997)

Loss per share attributable to common stockholders
Basic and diluted:	$(1.04)	$(1.45)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	29,422,221	23,745,516

See accompanying notes to the consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

 (in thousands, except share data)

	Year Ended July 31, 2025
					Additional		Accumulated other		Treasury Stock
	Common Stock, Series A		Common Stock, Series B		paid-in	Accumulated	comprehensive	Noncontrolling	Class B		Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Shares	Amount	Equity
Balance at July 31, 2024	787,163	$8	23,819,948	$238	$280,048	$(201,743)	$3,802	$4,073	101,487	$(168)	$86,258
Consolidated net loss	—	—	—	—	—	(30,520)	—	(123)	—	—	(30,643)
Stock-based compensation	—	—	473,514	4	2,124	—	—	—	—	—	2,128
Forfeiture of restricted stock	—	—	(31,875)	—	(5)	—	—	—	—	—	(5)
Shares withheld for payroll taxes	—	—	(135,386)	—	(215)	—	—	—	—	—	(215)
Sale of Rafael Medical Devices membership units	—	—	—	—	44	—	—	—	—	—	44
Shares issued in connection with Cyclo Merger	—	—	7,132,228	71	14,621	—	—	—	—	—	14,692
Rollover options issued in connection with Cyclo Merger	—	—	—	—	360	—	—	—	—	—	360
Replacement Warrants issued in connection with Cyclo Merger	—	—	—	—	472	—	—	—	—	—	472
Issuance of common stock in Rights Offering, net of transaction costs	—	—	19,531,268	195	24,712	—	—	—	—	—	24,907
DTLM shares issued in connection with the DTLM Sale Transactions	—	—	—	—	—	—	—	30	—	—	30
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	247	—	—	—	247
Foreign currency translation adjustment	—	—	—	—	—	—	96	—	—	—	96
Balance at July 31, 2025	787,163	$8	50,789,697	$508	$322,161	$(232,263)	$4,145	$3,980	101,487	$(168)	$98,371

See accompanying notes to the consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Year Ended July 31, 2024
					Additional		Accumulated other		Treasury Stock
	Common Stock, Series A		Common Stock, Series B		paid-in	Accumulated	comprehensive	Noncontrolling	Class B		Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Shares	Amount	Equity
Balance at July 31, 2023	787,163	$8	23,490,527	$236	$264,010	$(167,333)	$3,372	$(3,664)	—	$—	$96,629
Consolidated net loss	—	—	—	—	—	(34,410)	—	(30,593)	—	—	(65,003)
Stock-based compensation	—	—	506,826	3	2,293	—	—	—	—	—	2,296
Shares withheld for payroll taxes	—	—	(75,918)	(1)	(135)	—	—	—	—	—	(136)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	464	—	—	—	464
Sale of Rafael Medical Devices membership units	—	—	—	—	869	—	—	56	—	—	925
Noncontrolling interest in Day Three acquisition	—	—	—	—	—	—	—	1,151	—	—	1,151
Gain on RP Finance consolidation	—	—	—	—	7,600	—	—	—	—	—	7,600
Paid-in capital arising from Cornerstone Acquisition	—	—	—	—	7,260	—	—	—	—	—	7,260
Noncontrolling interest arising from Cornerstone Acquisition	—	—	—	—	—	—	—	27,501	—	—	27,501
Noncontrolling interest arising from RP Finance Consolidation	—	—	—	—	—	—	—	12,667	—	—	12,667
Elimination of RP Finance investment in Cornerstone	—	—	—	—	(1,849)	—	—	(3,082)	—	—	(4,931)
Purchases of treasury stock	—	—	(101,487)	—	—	—	—	—	101,487	(168)	(168)
Dissolution of Levco	—	—	—	—	—	—	19	37	—	—	56
Foreign currency translation adjustment	—	—	—	—	—	—	(53)	—	—	—	(53)
Balance at July 31, 2024	787,163	$8	23,819,948	$238	$280,048	$(201,743)	$3,802	$4,073	101,487	$(168)	$86,258

See accompanying notes to the consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2025	2024
Operating activities
Consolidated net loss	$(30,643)	$(65,003)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	288	225
Loss (gain) on sale of property and equipment	81	(27)
Net unrealized gain on investments - Hedge Funds	—	(63)
Realized loss on investment in equity securities	—	46
Realized gain on available-for-sale securities	(178)	(1,772)
Amortization of discount on available-for-sale securities	(285)	(1,891)
Loss on initial investment in Day Three upon acquisition	—	1,633
Loss on impairment of goodwill	3,050	—
Realized gain on equity investments - Cyclo	—	(424)
Unrealized loss (gain) on equity investments - Cyclo	5,144	(37)
Recovery of receivables from Cornerstone	—	(31,305)
In-process research and development expense	—	89,861
Unrealized loss (gain) on convertible notes receivable, due from Cyclo	719	(1,191)
Gain on dissolution of a business	—	18
Equity in loss of Day Three	—	422
Change in deferred income taxes	(165)	—
Credit loss expense	—	20
Stock-based compensation	2,123	2,296
Gain on DTLM Sale Transactions	(30)	—

Change in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(151)	(150)
Interest receivable	515	(139)
Inventory	(11)	—
Prepaid expenses and other current assets	818	673
Prepaid clinical costs (current and non-current)	112	—
Other receivables	(273)	—
Other assets	28	22
Accounts payable and accrued expenses	(922)	(146)
Other current liabilities	(67)	(938)
Due to related parties	(10)	138
Accrued expenses, noncurrent	913	—
Convertible notes payable	5	—
Other liabilities	15	(70)
Net cash used in operating activities	(18,924)	(7,802)

Investing activities
Purchase of property and equipment	(4)	(143)
Proceeds from sale of property and equipment	13	—
Purchases of available-for-sale securities	(16,988)	(155,657)
Proceeds from the sale and maturities of available-for-sale securities	80,694	153,352
Proceeds from Day Three patent sale	—	270
Purchase of intangible assets	(17)	(35)
Proceeds from sales of equity securities	—	271
Issuance of Convertible notes receivable, due from Cyclo	—	(4,000)
Payments for Convertible notes receivable, due from Cyclo	(19,500)	—
Purchase of investments in Cyclo	—	(6,786)
Issuance of convertible note receivable	—	(1,000)
Issuance of Day Three Promissory Notes	—	(1,989)
Proceeds from investments - Other Pharmaceuticals	—	42
Cash paid in Cyclo Merger, net of cash acquired	(2,709)	—
Cash acquired in acquisition of Day Three, net of cash payments	—	1,099
Cash acquired in the Cornerstone Acquisition, net of cash payments	—	1,256
Proceeds from hedge funds	2,547	2,500
Net cash provided by (used in) investing activities	44,035	(10,820)

Financing activities
Principal payments on installment note payable	—	(800)
Payments for taxes related to shares withheld for employee taxes	(215)	(136)
Purchases of treasury stock	—	(168)
Proceeds from issuance of common stock in Rights Offering, net of transaction costs	25,001	—
Proceeds from sale of Rafael Medical Devices membership units	44	925
Net cash provided by (used in) financing activities	24,830	(179)

Effect of exchange rate changes on cash and cash equivalents	153	(22)
Net increase (decrease) in cash and cash equivalents	50,094	(18,823)
Cash and cash equivalents, beginning of year	2,675	21,498
Cash and cash equivalents, end of year	$52,769	$2,675

Non-cash supplemental disclosure
Fair value of Class B common stock issued as consideration in Cyclo Merger	$14,692	$—
Fair value of Rollover Options issued as consideration in Cyclo Merger	$360	$—
Fair value of Replacement Warrants issued as consideration in Cyclo Merger	$472	$—
Fair value of Cyclo Convertible notes receivable included as consideration in Cyclo Merger	$21,472	$—
Transaction costs related to the Rights Offering included in accounts payable	$94	$—
Conversion of RFL Line of Credit into Cornerstone Common Stock	$—	$37,845
Conversion of 2023 Promissory Note into Cornerstone Common Stock	$—	$2,663
Recognition of noncontrolling interest in the Cornerstone Acquisition	$—	$27,501
Recognition of noncontrolling interest in the RP Finance Consolidation, net of elimination	$—	$9,585
Gain on RP Finance Consolidation recorded as an adjustment to additional paid-in capital due to related party nature of transaction, net of elimination	$—	$5,751
Non-cash consideration received in exchange for equipment	$—	$34
Conversion of Convertible notes receivable, due from Cyclo into common stock	$2,500	$—
Elimination of principal and accrued interest on the Day Three Promissory Notes included in consideration for acquisition of Day Three	$—	$2,000
Convertible note receivable received in exchange for Day Three Labs Manufacturing assets	$500	$—

See accompanying notes to the consolidated financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a biotechnology company that develops pharmaceuticals and holds interests in clinical and early-stage companies that develop pharmaceuticals and medical devices. The Company's lead candidate is Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder. The Company also holds: (i) a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company; (ii) Barer Institute Inc. (“Barer”), a wholly-owned cancer research focused entity whose operations have been substantially curtailed; (iii) a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company; (iv) a majority interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries; and (v) a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing product offerings by utilizing Day Three’s technology and innovation like Unlokt™. The Company's primary focus has been the continued development of Trappsol® Cyclo™ through the completion of its ongoing pivotal Phase 3 clinical trial, the potential filing for regulatory approval and ultimately, if approved, commercialization of the product. We also look to expand its investment portfolio through opportunistic and strategic investments including that address high unmet medical needs.. The Company continuously evaluates their other holdings to ensure the focus of their resources are on core assets and specifically the continued development of Trappsol® Cyclo™.

Historically, the Company owned real estate assets. As of July 31, 2025, the Company holds a portion of a commercial building in Jerusalem, Israel as its sole remaining real estate asset.

In May 2023, the Company first invested in Cyclo, a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for NPC1. NPC1 is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017, the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC1. Initial patient enrollment in the U.S. Phase I study commenced in September 2017 and in May 2020, Cyclo announced Top Line data indicating Trappsol® Cyclo™ was well tolerated in this study. Cyclo is currently conducting a Phase 3 Clinical Trial evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C1. On March 25, 2025, the Company consummated the Merger with Cyclo whereby Cyclo became a wholly-owned subsidiary of the Company. See Note 3 for more information on the Merger with Cyclo.

LipoMedix is a clinical stage company based in Israel that is focused on the development of a product candidate that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of July 31, 2025, the Company's ownership interest in LipoMedix was approximately 95%. As needed, the Company provides debt or equity funding to Lipomedix to support its development and clinical efforts. LipoMedix is currently exploring strategic options for its lead candidate, including potential licensing opportunities, collaborations with industry partners, and investigator-initiated studies.

In 2019, the Company established Barer, originally as a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds designed to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer was comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s majority owned subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Dr. Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. Since then, the Company has sought partners for Farber programs and has entered into a license agreement for one of its technologies that is in the pre-clinical research stage with the Ludwig Institute of Cancer Research and has transferred majority ownership of another one of its technologies, SHMT, to a new company, Forme Therapeutics, that is being managed by Dr. Joshua Rabinowitz with the goal of developing SHMT. Going forward, the Company expects that Barer will primarily operate as an entity holding interest in these two cancer-focused opportunities.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company owns a 37.5% equity interest in RP Finance LLC (“RP Finance”), which was, until March 13, 2024 (the date of the RP Finance Consolidation (as described in Note 6)), accounted for under the equity method. RP Finance is an entity in which vehicles associated with members of the family of Howard S. Jonas (Executive Chairman, Chief Executive Officer, President, Chairman of the Board, and controlling stockholder of the Company), hold an aggregate 37.5% equity interest. RP Finance holds debt and equity investments in Cornerstone. In October 2021, Cornerstone received negative results of its Avenger 500 Phase 3 study for Devimistat in pancreatic cancer as well as a recommendation to stop its ARMADA 2000 Phase 3 study due to a determination that the trial would be unlikely to achieve its primary endpoint (the “Data Events”). Due to the Data Events, RP Finance fully impaired its then debt and equity investments in Cornerstone.

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests (the “Cornerstone Restructuring”). As a result of the Cornerstone Restructuring, Rafael became a 67% owner of the issued and outstanding common stock of Cornerstone (the “Cornerstone Acquisition”), and Cornerstone became a consolidated subsidiary of Rafael. See Note 6 for additional information on the Cornerstone Restructuring, Cornerstone Acquisition, and RP Finance Consolidation. The Company is currently reviewing Cornerstone’s current efforts, prospects and available resources to determine its optimal operational direction.

In May 2021, the Company formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, Rafael Medical Devices sold an aggregate 31.6% equity interest to third parties for $925,000. In February 2025, the Company invested approximately $582,000 in cash, and Rafael Medical Devices raised approximately $44,000 from third parties in exchange for Rafael Medical Devices' Class A Units. The Company currently holds a 73% equity interest in Rafael Medical Devices. On December 11, 2024, Rafael Medical Devices received a substantial equivalence determination for the VECTR System from the Food and Drug Administration (“FDA”) in response to Rafael Medical Devices’ 510(k) premarket notification. The FDA’s clearance of the VECTR System is for use in minimally invasive ligament or fascia release surgeries, such as carpal tunnel release in the wrist and cubital tunnel release in the elbow. The VECTR System has been classified into Class II and is subject to special controls (performance standards). Rafael Medical Devices' development of future products will depend upon the success of the VECTR System and the Company’s ability to identify attractive opportunities in the marketplace.

In April 2023, the Company first invested in Day Three, a company which empowers third-party manufacturers to reimagine their existing product offerings enabling those third-party manufacturers to bring to market better, cleaner, more precise and predictable versions of their products by utilizing Day Three’s technology and innovation like Unlokt™. In January 2024, the Company entered into a series of transactions with Day Three and certain of its shareholders, acquiring a controlling interest in Day Three and subsequently consolidating Day Three's results (the “Day Three Acquisition”). On March 14, 2025, Day Three Labs Manufacturing, a majority owned subsidiary of Day Three, entered into an Asset Purchase Agreement and Licensing Agreement (the “DTLM Sale Agreement”), pursuant to which they sold assets and licensed certain applications of their Unlokt™ technology used in their cannabinoid ingredient manufacturing business. See Note 13 for additional information.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All majority-owned subsidiaries and RP Finance, LLC are consolidated with all intercompany transactions and balances eliminated in consolidation. In addition to Rafael Holdings, Inc., the entities included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100%*
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, LLC	United States – Delaware	73%
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90%**
LipoMedix Pharmaceuticals Ltd. (Note 12)	Israel	95%
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC (Note 7)	United States – Delaware	45%**
Day Three Labs, Inc. (Note 13)	United States – Delaware	84%
Cornerstone Pharmaceuticals, Inc. (Note 6)	United States – Delaware	67%
RP Finance, LLC (Note 8)	United States – Delaware	38%
Cyclo Therapeutics, LLC (Note 3)	United States – Nevada	100%

*	In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities.

**	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership interest in Pharma Holdings, LLC and, therefore, an effective 45% economic interest in CS Pharma Holdings, LLC. The Company, along with CS Pharma Holdings, LLC and Pharma Holdings LLC, collectively own securities representing 67% of the outstanding capital stock of Cornerstone.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal year 2025 refers to the fiscal year ended July 31, 2025).

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Out of Period Correction

The Company identified prior period errors related to the balance of accrued expenses on Cyclo's opening balance sheet and the consolidated balance of consolidated accrued expenses as of April 30, 2025, as reported in the Company's unaudited consolidated financial statements as of and for the three and nine months ended April 30, 2025. The Company corrected the errors in the fourth quarter of fiscal 2025 consolidated financial statements through an out of period adjustment.

The Company assessed the materiality of these errors on prior period and the fourth quarter of fiscal 2025 consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting for Changes and Error Corrections). Based on this assessment, the Company concluded that these errors and the corrections of these errors in the fourth quarter of fiscal 2025 are not material to any previously presented consolidated financial statements and to the fourth quarter of fiscal 2025 consolidated financial statements. Accordingly, the Company corrected these immaterial errors in the fourth quarter of fiscal 2025 consolidated financial statements which are included in the consolidated financial statements for the year ended July 31, 2025 included in this Annual Report on Form 10-K.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The corrections of the errors in the fourth quarter of fiscal 2025 resulted in a net decrease of General and administrative expense of $58 thousand, a net decrease of Research and development expenses of $232 thousand, and a total net decrease to Loss before income taxes and Net loss attributable to Rafael Holdings, Inc. of $290 thousand. The corrections also resulted in an increase to Goodwill and Accrued expenses on the Cyclo opening balance sheet of $1.293 million.

Liquidity

As of July 31, 2025, the Company had cash and cash equivalents of approximately $52.8 million. The Company expects the balance of cash and cash equivalents to be sufficient to meet its obligations for at least the next 12 months from the issuance of these consolidated financial statements.

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited. As of July 31, 2025, two third-party customers and one related-party tenant represented 26%, 11%, and 11% of the Company’s accounts receivable balance, respectively. As of July 31, 2024, there was one related-party tenant which represented 50% of the Company’s accounts receivable balance.

For the year ended July 31, 2025, one third-party customer, one third-party tenant, and one related-party tenant represented 25%, 21%, and 12% of the Company’s total revenue, respectively.

For the year ended July 31, 2024, one third-party customer, one third-party tenant and one related-party tenant represented 51%, 27% and 17% of the Company’s total revenue, respectively.

Major Vendors

Following the Cyclo Merger, one major vendor made up 38% of research and development expenses for the year ended July 31, 2025.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Reserve for Receivables

The allowance for credit losses reflects the Company’s best estimate of lifetime credit losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written off upon final determination that the trade accounts will not be collected. The computation of this allowance is based on the tenants’ or customers’ payment histories, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The Company did not recognize any credit loss expense during the year ended July 31, 2025 and recognized $20 thousand of credit loss expense during the year ended July 31, 2024.

Inventory and Cost of Goods Sold

Inventory consists of cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Included in inventory is inventory acquired in the Cyclo Merger that was recognized at its fair value of $270 thousand on the date of the Merger. Cost of products sold includes the acquisition cost of the products sold. The Company records a specific reserve for inventory items that are determined to be obsolete. The Company determined no reserve for obsolete inventory was necessary as of July 31, 2025. The Company did not have any inventory as of July 31, 2024.

Prepaid Clinical Expenses

Prepaid clinical expenses consist of the Company’s active pharmaceutical ingredients and other raw materials for Trappsol® Cyclo™, that is expected to be used in its clinical trial program, recorded at cost. In addition, advance payments for goods or services for future research and development activities are included as prepaid clinical expenses. Prepaid clinical expenses are expensed as research and development costs as the goods are delivered or the related services are performed. Prepaid clinical expenses expected to be utilized beyond one year from the balance sheet date are classified as non-current assets.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes Receivable

The Company holds convertible notes receivable that are classified as available-for-sale as defined under Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities (“ASC 320”), and are recorded at fair value. Subsequent changes in fair value are recorded in accumulated other comprehensive income.

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

Variable Interest Entities

In accordance with ASC 810, Consolidation (“ASC 810”), the Company assesses whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.

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

Prior to the Merger, as defined in Note 3, the Company elected the fair value option to account for its investment in Cyclo, as the Company had significant influence over Cyclo’s management. The fair value option is irrevocable once elected. The Company measured its initial investment in Cyclo at fair value and recorded all subsequent changes in fair value in earnings in the consolidated statements of operations and comprehensive loss. The Company believed the fair value option best reflected the underlying economics of the investment. Prior to the Merger, the Company had determined that Cyclo was a VIE, however, the Company had determined that it was not the primary beneficiary as the Company did not have the power to direct the activities of Cyclo that most significantly impact Cyclo’s economic performance. See Note 4, “Investment in Cyclo Therapeutics, LLC”.

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

Investments - Hedge Funds

The Company accounted for its previously held investments in hedge funds in accordance with ASC 321, Investments – Equity Securities. Unrealized gains and losses resulting from the change in fair value of these securities are included in unrealized loss on investments - Hedge Funds in the consolidated statements of operations and comprehensive loss. During the year ended July 31, 2025, the Company withdrew its remaining balance in Hedge Fund Investments.

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

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. No allowance for credit losses on available-for-sale securities was recognized by the Company at July 31, 2025 nor July 31, 2024.

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

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company assesses the recoverability of long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset group are compared to its carrying amount to determine whether the asset group’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results.

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

For the years ended July 31, 2025 and 2024, the Company determined there was no impairment of its long-lived assets.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to reductions in certain operations including a layoff within the Company’s Infusion Technology segment, the Company concluded that a triggering event occurred during November 2024 under ASC 350, Intangibles - Goodwill and Other (“ASC 350”), that required the Company to assess if there was an impairment. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test, which indicated that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company recorded an impairment charge of $3.1 million related to the Infusion Technology segment’s goodwill during the year ended July 31, 2025. See Note 18 for further information.

In-Process Research and Development

The Company has acquired in-process research and development (“IPR&D”) intangible assets pursuant to a business combination. These IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. These IPR&D assets are not amortized but reviewed for impairment analysis on an annual basis on May 31, or when events or changes in the business environment indicate the carrying value may be impaired. The process of evaluating the potential impairment of IPR&D requires significant judgment. In performing the Company’s annual IPR&D impairment test, the Company is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of any of the Company’s reporting units is less than its carrying amount, including IPR&D. In performing the qualitative assessment, the Company considers the results of clinical trials, among other factors, when evaluating whether the IPR&D is impaired. For the years ended July 31, 2025 and 2024, the Company determined there was no impairment of its long-lived IPR&D assets.

Acquired IPR&D pursuant to an asset acquisition that has no alternative future use is expensed immediately as a component of in-process research and development expense in the consolidated statements of operations and comprehensive loss.

Clinical Trial Accruals

The Company estimates the clinical trial accrual related to its obligations for services performed on their behalf by third-party vendors. The amount recorded for the clinical trial accrual represents the Company’s evaluation of the progress to completion of specific tasks and the facts and circumstances known at the time of the estimate as it relates to clinical trial activities.

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

Infusion Technology Revenue:

The Company’s Infusion Technology revenue is derived from Day Three’s Unlokt technology which is recognized in accordance with ASC 606. Day Three provides manufacturing services where they use proprietary technology, equipment, and processes to manufacture water-soluble product for their customers at their customer facilities. Day Three is acting as a principal in the transaction, as it is primarily responsible for fulfillment and acceptability of the services. Infusion Technology revenue is recognized over time as the Company’s performance obligation is satisfied, which is generally within a 30-day period. The criterion in ASC 606-10-25-27, that the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, is met given that the customer is controlling the product as Day Three is performing the service on the customer’s premises. Revenue is recognized over the period of performance using an output method where the number of grams produced is the output, as such method best depicts the Company’s efforts to satisfy the performance obligation. Customer billings in advance of revenue recognition result in contract liabilities. As of July 31, 2025, there were no contract liabilities recognized on the consolidated balance sheets related to Infusion Technology revenue.

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

Product Revenue:

The majority of the Company’s product revenue is garnered in North America from companies in the pharmaceutical industry that are manufacturing or conducting research. In other countries, the Company sells products primarily to wholesale distributors and other third-party distribution partners.

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

Contingent milestone payments associated with acquiring rights to intellectual property are recognized when probable and estimable. These amounts are recorded as research and development expense when there is no alternative future use associated with the intellectual property. There were no such payment expenses during the years ended July 31, 2025 and 2024.

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

Warrants

The Company accounts for warrants to purchase Class B common stock as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480 and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Equity classified warrants are measured at fair value at their issuance date in accordance with ASC 820, Fair Value Measurement. Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, with any subsequent changes in fair value recognized in the statement of operations in the period of change.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, with the goal of enhancing segment disclosures under Topic 280, Segment Reporting, which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision-maker. Public entities with a single reporting segment have to provide all disclosures required by ASC 280, including the significant segment expense disclosures. This update is applicable for all public entities. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the provisions of ASU 2023-07 as of July 31, 2025 on a retrospective basis. The adoption did not have a material impact on the consolidated financial statements, refer to Note 22, Business Segment Information.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s fiscal year ending July 31, 2026, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the consolidated financial statements. ASU 2024-03 is effective for all public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

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

b) All compensatory options (the “Historical Cyclo Options”) to purchase Cyclo Common Stock that were outstanding immediately prior to the Merger were converted into options to acquire, on substantially similar terms and conditions, a number of shares, adjusted based on the Exchange Ratio, of the Company’s Class B common stock (rounded down to the nearest whole share), at an adjusted exercise price per share based upon the Exchange Ratio (rounded up to the nearest whole cent) (the “Rollover Options”);

c) Unless otherwise provided for in outstanding warrant agreements, all outstanding warrants to purchase Cyclo Common Stock (the “Cyclo Warrants”), other than those held by the Company (the “Rafael-Owned Cyclo Warrants”, as defined in Note 4, which were cancelled), converted into warrants to purchase 1,087,100 shares of Rafael’s Class B common stock, at an adjusted exercise price per share based upon the Exchange Ratio (the “Replacement Warrants”). Certain historical Cyclo Warrants provided the holder with the right to elect to receive cash payment in lieu of receiving warrants to purchase Rafael’s Class B common stock and were settled through cash payments totaling $3.6 million; and

d) The outstanding principal and accrued interest on the Cyclo Convertible Notes, as defined in Note 5, were forgiven.

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

The following table presents, in accordance with ASC 805, the sum of (i) the fair value of consideration transferred, (ii) the fair value of any noncontrolling interests in the acquiree, and (iii) the fair value of previously held equity interests (amounts in thousands):

Fair value of consideration
(i) Fair value of Rafael common shares issued[1]	$14,692
Fair value of Rollover Options[2]	360
Fair value of Replacement Warrants[3]	472
Cash paid to extinguish warrants[4]	3,586
Fair value of the Cyclo Convertible Notes which were forgiven[5]	21,472
(ii) Fair value of noncontrolling interests	—
(iii) Fair value of previously held equity interests[6]	9,367
Total consideration	$49,949

(1)	The fair value of the 7,132,228 shares of Rafael Class B common stock issued was measured utilizing the share price of Rafael’s Class B common stock of $2.06, which was the closing share price on March 25, 2025.

(2)	Represents the fair value-based measure of the Rollover Options issued by the Company that is attributable to pre-Merger vesting based on the fair-value-based measure of the Cyclo Options over the requisite service period. The fair value of the Rollover Options was measured utilizing a share price of Rafael Class B common stock of $2.06 and the pre-Merger fair value of the historical Cyclo Options was measured utilizing a share price of Cyclo Common Stock of approximately $0.72, which were their respective closing share prices on March 25, 2025.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Represents the fair value of the Replacement Warrants that were measured utilizing a share price of Rafael’s Class B common stock of $2.06, which was the closing share price on March 25, 2025.

(4)	Represents the cash-settlement amount paid to the holders of certain Cyclo Warrants that exercised their rights under provisions within their warrant agreements that granted the holders an option to elect cash-settlement upon certain events. The Merger with Cyclo triggered the option to elect cash-settlement and certain holders of these certain warrants elected to receive cash payment in lieu of receiving warrants to purchase Rafael Class B common stock.

(5)	Represents the outstanding principal and accrued interest on the Cyclo Convertible Notes which were forgiven as part of the Merger. At the Closing Date of the Merger, the fair value of the Cyclo Convertible Notes equaled the outstanding principal and accrued interest of $21.5 million.

(6)	Rafael’s Prior Investment in Cyclo, as defined in Note 4, represents previously held equity interests in Cyclo that were included in the purchase price at their fair values as of the closing of the Merger. Rafael’s ownership of 12,998,194 shares of Cyclo Common Stock prior to the Merger was valued at $9.4 million based on the share price of Cyclo Common Stock of approximately $0.72, which was the closing share price on March 25, 2025. The Rafael-Owned Cyclo Warrants are ascribed a fair value of $0 in the measurement of previously held equity interests above as their exercise prices were greater than the share price of Cyclo Common Stock of approximately $0.72, which was the closing share price on March 25, 2025 and the Rafael-Owned Cyclo Warrants were cancelled at the consummation of the Merger.

The following table presents the preliminary fair values of the identifiable assets acquired and liabilities assumed and goodwill recognized, measured in accordance with ASC 805 (amounts in thousands):

Assets acquired and liabilities assumed
Cash	$877
Accounts receivable	112
Inventory	270
Prepaid expenses and other current assets	2,690
Property and equipment	22
Prepaid expenses, noncurrent	1,041
Other assets	27
Other receivable	933
Intangible assets - customer relationships	1,040
Acquired In Process Research & Development (IPR&D)	30,000
Accounts payable	(5,208)
Accrued expenses	(1,464)
Other current liabilities	(20)
Deferred tax liabilities	(303)
Other liabilities	(7)
Total identifiable net assets acquired	$30,010
Goodwill	$19,939

The preliminary fair values of the assets acquired and liabilities assumed in the Merger are subject to change as the Company performs additional reviews of the assumptions utilized. During the fourth quarter ended July 31, 2025, the Company recognized a measurement period adjustment to reflect an acquired other receivable of $933 thousand representing Employee Retention Credits due to Cyclo (see Note 26), with a corresponding decrease to goodwill. In addition, the Company recognized a measurement period adjustment to reduce the balances of acquired prepaid expenses and assumed accounts payable by $551 thousand to align the recognition and classification of prepaid expenses with the Company’s accounting policies. During the measurement period, Cyclo conducted a federal and state valuation allowance analysis to align deferred tax liability reversals with the expected use of deferred tax assets. This included considerations for Section 382 limitations and changes made to Net Operating Loss (NOL) deductions by the Tax Cuts and Jobs Act. Based on the analysis, the Company recognized a measurement period adjustment which decreased the deferred tax liability by $8.699 million on Cyclo’s opening balance sheet, with an offset to goodwill. As discussed in Note 2 – Summary of Significant Accounting Policies – Out of Period Correction, the Company also recognized an out of period correction to account for additional assumed accrued liabilities as of the Merger date. The correction resulted in an increase to assumed accrued liabilities of $1.293 million, with a corresponding increase to goodwill.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further adjustments may be necessary as additional information related to the fair values of assets acquired, liabilities assumed, and tax implications thereon is assessed during the measurement period (up to one year from the acquisition date). The final purchase accounting will be completed within the one-year measurement period following the Closing Date of the Merger.

The Company incurred transaction costs of $1.0 million and $0.1 million for the years ended July 31, 2025 and 2024, respectively, for consulting, legal, accounting, and other professional fees that have been expensed as general and administrative expenses, as incurred, in connection with the Merger.

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

The Merger has been treated as a tax-free reorganization and therefore Cyclo’s tax basis in the assets acquired and liabilities assumed will carry over. Accordingly, the Company recognized net deferred tax liabilities associated with the Merger of $0.3 million.

The goodwill acquired, which is not tax deductible, represents the excess of the purchase price over the fair values of the net identifiable assets of the business acquired.

Post-Merger operating results

The following table reflects Cyclo’s revenue and loss from operations included in Rafael’s consolidated statement of operations subsequent to the Closing Date of the Merger:

(in thousands)	Year ended July 31, 2025
Product revenue	$482
Loss from operations	(11,324)

Pro Forma Financial Information

The following pro forma condensed combined financial information has been prepared to present the combination on a pro forma basis of the historical consolidated financial statements of Rafael and the historical financial statements of Cyclo, after giving effect to the Merger, as if the Merger had occurred on August 1, 2023.

The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the Merger with Cyclo had taken place on the date noted above, or of results that may occur in the future.

	Year Ended July 31,
(in thousands)	2025	2024
Revenue	$2,046	$1,769
Loss from operations	(59,786)	(126,267)
Net loss attributable to common stockholders	(53,841)	(59,273)

The pro forma loss from operations for the year ended July 31, 2024 includes $2.4 million of transaction costs related to the Merger, of which $1.4 million was incurred by Cyclo and $1.0 million was incurred by Rafael.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT IN CYCLO THERAPEUTICS, LLC.

On May 2, 2023, the Company entered into a Securities Purchase Agreement with Cyclo (the “Cyclo SPA”). The Company purchased from Cyclo (i) 2,514,970 common shares (the “Purchased Shares”) and (ii) a warrant to purchase 2,514,970 common shares with an exercise price of $0.71 per share (the “May Warrant”), at a combined purchase price of $0.835 for one Purchased Share and a May Warrant to purchase one share, for an aggregate purchase price of $2.1 million. The May Warrant was exercisable until August 1, 2030.

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

Prior to the Merger, William Conkling, who served as Rafael’s CEO, was a member of Cyclo’s Board of Directors.

Prior to the Merger, the Company had determined that Cyclo was a VIE; however, the Company determined that it was not the primary beneficiary as the Company did not have the power to direct the activities of Cyclo that most significantly impacted Cyclo’s economic performance and, therefore, was not required to consolidate Cyclo.

Prior to the Merger, Rafael’s ownership of 12,998,194 shares of outstanding Cyclo Common Stock and the Rafael-Owned Cyclo Warrants are collectively referred to herein as “Rafael’s Prior Investment in Cyclo”. The total aggregate fair value of Rafael’s Prior Investment in Cyclo is included as “Investments - Cyclo”, on Rafael’s consolidated balance sheets.

The Company elected to account for its investment in Cyclo under the fair value option, with subsequent changes in fair value recognized as Unrealized (gain) loss on investment - Cyclo in the consolidated statements of operations and comprehensive loss. During the year ended July 31, 2025, the Company recognized unrealized losses of $5.1 million related to its investment in Cyclo common stock and warrants attributed to the decrease in the market price of Cyclo’s common stock prior to the Cyclo Merger. During the year ended July 31, 2024, the Company recognized an unrealized gain of $37 thousand related to its investment in Cyclo common stock and warrants.

On March 25, 2025, Rafael consummated the Merger with Cyclo. As part of the Merger, Rafael’s Prior Investment in Cyclo represented previously held equity interests in Cyclo that were included in the purchase consideration at their fair values as of the closing of the Merger. See Note 3 for additional information regarding the Merger.

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

IPR&D represents the R&D asset of Cornerstone which is in-process, but not yet completed, and which has no alternative use. As the Cornerstone Acquisition has been accounted for as an acquisition of a VIE that is not a business, it was determined that the fair value of the IPR&D asset acquired with no alternative future use should be charged to IPR&D expense at the acquisition date. The acquired IPR&D of $89.9 million was expensed during the year ended July 31, 2024.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the Cornerstone Restructuring and resulting RP Finance Consolidation, the Company had determined that RP Finance was a VIE; however, the Company had determined that it was not the primary beneficiary as the Company did not have the power to direct the activities of RP Finance that most significantly impacted RP Finance’s economic performance and, therefore, was not required to consolidate RP Finance. Therefore, the Company used the equity method of accounting to record its investment in RP Finance.

On March 13, 2024, Cornerstone consummated the Cornerstone Restructuring of its outstanding debt and equity interests. As part of the Cornerstone Restructuring, Cornerstone and RP Finance amended the RPF Line of Credit agreement. See Note 6 for additional information regarding the Cornerstone Restructuring transaction.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

As of July 31, 2025, Cornerstone has $686 thousand in principal, and $260 thousand of accrued interest thereon, of Series C Convertible Notes outstanding (the “Series C Convertible Notes”). The Series C Convertible Notes accrue interest at a rate of 3.5% per annum and are due, together with accrued interest, one year (unless amended) from the date of issuance (ranging from February 2013 through September 2016) and automatically accelerate upon the sale of Cornerstone in its entirety or the sale or license of substantially all of Cornerstone’s assets or intellectual property. The Series C Convertible Notes (including all accrued and unpaid interest thereon) automatically convert into the same class of securities (including stock warrants) sold in Cornerstone’s equity financing (i) where Cornerstone receives gross proceeds of at least $10,000,000 from Institutional Investors (a “Qualified Financing”), or (ii) from an underwritten initial public offering (“IPO”). The conversion price of the Series C Convertible Notes upon a Qualified Financing shall be the lesser of (i) 90% of the price per share (or unit) at which the securities in the Qualified Financing are sold, or (ii) $1.25 price per share (or unit) (whichever is less) at the holder’s selection of (i) or (ii), and 90% of the share price per share (or unit) at which securities in an IPO are first sold.

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

Of the Series C Convertible Notes outstanding as of July 31, 2025:

(a) Series C Convertible Notes with an aggregate principal amount of $614 thousand remain outstanding and were not amended in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes as of July 31, 2025 is $235 thousand and is recorded in accrued expenses on the consolidated balance sheet. In the Cornerstone Acquisition, Rafael recorded these Series C Convertible Notes as current liabilities at the value of their aggregate principal amount of $614 thousand, and $205 thousand of accrued interest thereon recorded in accrued expenses on the consolidated balance sheet as of the date of the Cornerstone Acquisition, as these values approximate their fair values. As of July 31, 2025, these Series C Convertible Notes are currently in default as they are beyond the maturity date; and

(b) Series C Convertible Notes with an aggregate principal amount of $72 thousand were amended in the Cornerstone Restructuring to (i) extend the maturity date thereof to May 31, 2028 and (ii) provide that, on conversion thereof, the converting holder will receive shares of Cornerstone Common Stock. The holders of these amended Series C Convertible Notes that remain outstanding waived such holders’ rights in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes as of July 31, 2025 is $25 thousand. In the Cornerstone Acquisition, Rafael recorded these Series C Convertible Notes as noncurrent liabilities at their fair value of $70 thousand, which considers the aggregate principal plus accrued interest. The Company will accrete the fair value of these Series C Convertible Notes to the value of the principal plus accrued interest thereon as of the date of the Cornerstone Acquisition as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of these amended Series C Convertible Notes.

During the year ended July 31, 2025, the Company recorded $24 thousand of interest expense in relation to the Cornerstone Series C Convertible Notes to interest expense on the consolidated statements of operations and comprehensive loss.

During the year ended July 31, 2024, the Company recorded $9 thousand of interest expense in relation to the Cornerstone Series C Convertible Notes, to interest expense on the consolidated statements of operations and comprehensive loss.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	July 31, 2025	July 31, 2024
	(in thousands)
Accrued expenses, current
Accrued severance expenses	$1,179	$—
Accrued bonuses	814	654
Accrued professional fees	407	437
Accrued payroll expenses	—	441
Accrued interest	235	213
Accrued clinical trial expense	571	—
Other accrued expenses	98	53
Total accrued expenses, current	3,304	1,798

Creditor payable, noncurrent	3,602	2,982
Accrued severance, noncurrent	293	—
Total accrued expenses, noncurrent	3,895	2,982
Total accrued expenses	$7,199	$4,780

Creditor Payable

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

As part of the Cornerstone Acquisition, the creditor payable was recognized by the Company as an assumed liability and measured at its fair value of $2.7 million as of the date of the Cornerstone Acquisition. The Company will accrete the fair value of the creditor payable to the amount payable of $8.5 million owed to the Creditor as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of the forbearance agreement through July 31, 2033. The Company recorded $237 thousand of accretion in relation to the creditor payable recorded to interest expense in the consolidated statements of operations and comprehensive loss for the year ended July 31, 2024. The Company recorded $617 thousand of accretion in relation to the creditor payable recorded to interest expense in the consolidated statements of operations and comprehensive loss for the year ended July 31, 2025.

The carrying value of the creditor payable was $3.6 million and $3.0 million as of July 31, 2025 and July 31, 2024, respectively, and is included in accrued expenses, noncurrent on the consolidated balance sheets.

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

In March 2025, Day Three Labs Manufacturing received a convertible promissory note with a principal amount of $500 thousand from SoRSE Technology Corporation (“SoRSE”), a Delaware corporation, as part of the DTLM Sale Transactions, as defined in Note 13. The note bears interest at an annual rate of 4%, commencing on the 91st day following the issuance date. The outstanding principal and accrued interest due under the note will automatically convert into shares of common stock of SoRSE upon the occurrence of a qualified sale or financing transaction, as defined in the note. If the note has not been fully converted prior to its September 2026 maturity date, Day Three Labs Manufacturing may convert all or any portion of the outstanding principal and accrued interest into the most senior class or series of capital stock of SoRSE.

The Company’s convertible notes receivable are classified as available-for-sale and recorded at fair value (see Note 15).

NOTE 12 – INVESTMENT IN LIPOMEDIX PHARMACEUTICALS LTD.

LipoMedix is a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery.

In March 2021, the Company provided bridge financing in the principal amount of up to $400 thousand to LipoMedix with a maturity date of September 1, 2021, and an interest rate of 8% per annum. As of September 1, 2021, LipoMedix was in default on the terms of the loan and as such, the interest rate has increased to 15% per annum.

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

Day Three’s fiscal year ends on December 31 and, as a result, the Company recognized its share of Day Three’s earnings/loss on a one-month lag. For the year ended July 31, 2024, the Company recognized approximately $422 thousand of equity in loss of Day Three, based on its proportionate share of Day Three’s results through January 2, 2024, the effective date of the Day Three Acquisition. The assets and operations of Day Three are not significant to the Company’s assets or operations.

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

Included in the acquired liabilities assumed in the Day Three Acquisition is a non-interest bearing installment note payable of $2.5 million (the “DTLM Note Payable”). The installment note was recognized by Day Three in relation to a 2021 asset purchase agreement for certain patents related to extraction technology which are used in Day Three Lab Manufacturing’s Infusion Technology services. The assumed installment note payable had a balance of $800 thousand due January 2024 (which was paid in January 2024) and the remaining $1.7 million due in November 2024. The DTLM Note Payable was fully settled as part of the DTLM Sale Transaction (defined below).

On March 20, 2024, Day Three amended and restated its certificate of incorporation to, among other things, effect a one-for-one-thousand reverse split of all of Day Three’s common stock (the “DTL Reverse Stock Split”).

On May 1, 2024, Rafael entered into a stock purchase agreement with Day Three to purchase 7,194 shares of common stock at a purchase price of $173.75 per share for an aggregate purchase price of $1.25 million, $1 million of which was funded through the relief of an existing intercompany receivable. As a result of the transaction, and as of July 31, 2025, Rafael has an 84% ownership interest in Day Three.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 350, the Company performed a quantitative goodwill impairment test, which indicated that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company recorded an impairment charge of $3.1 million related to goodwill during the year ended July 31, 2025. See Note 18 for more information.

In March 2025, Day Three Labs Manufacturing entered into a series of transactions (the “DTLM Sale Transactions”) with SoRSE and the holder of the DTLM Note Payable pursuant to which they sold certain assets in exchange for a $500 thousand non-interest bearing convertible promissory note (see Note 11) and were relieved of the liability under the DTLM Note Payable in exchange for shares of Day Three Labs Manufacturing common stock. As a result of the DTLM Sale Transactions, which were contemplated and accounted for as a single transaction, the holder of the DTLM Note Payable owns 20% of the outstanding shares of Day Three Labs Manufacturing. Pursuant to the DTLM Sale Transactions, Day Three Labs Manufacturing also licensed specific applications of their Unlokt™ technology patents to SoRSE, effective through the patents’ expiration. The Company recognized a gain of $30 thousand as a result of the DTLM Sale Transactions which is included in other income, net on the consolidated statements of operations and comprehensive loss during the year ended July 31, 2025.

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

On November 19, 2024, the Company sold its investments in available-for-sale securities and cash equivalents for cash proceeds totaling $52.9 million. The sale resulted in a net loss of approximately $16 thousand, which is recognized in the consolidated financial statements during the year ended July 31, 2025. The transaction was executed to reallocate assets to better align with the Company’s strategic goals.

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

During the year ended July 31, 2025, the Company reclassified $178 thousand of unrealized gains, related to the sale of available-for-sale securities, out of accumulated other comprehensive income and into realized gain on available-for-sale securities. During the year ended July 31, 2024, the Company reclassified approximately $1.8 million of unrealized gains, related to the sale of available-for-sale securities, out of accumulated other comprehensive loss and into realized gain on available-for-sale securities.

Marketable securities in an unrealized loss position as of July 31, 2024 were not deemed impaired at acquisition. Effective August 1, 2023, the Company evaluates subsequent unrealized losses to determine whether the decline in fair value has resulted from credit losses or other factors. No such credit losses have been identified during the year ended July 31, 2025 or 2024.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of July 31, 2025 and July 31, 2024 are as follows:

	July 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Convertible notes receivable classified as available-for-sale	$—	$—	$1,858	$1,858
Total	$—	$—	$1,858	$1,858

	July 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Available-for-sale securities - Corporate and U.S. Agency Bonds	$—	$59,298	$—	$59,298
Available-for-sale securities - U.S. Treasury Bills	3,967	—	—	3,967
Investment in Cyclo - Common Stock	10,746	—	—	10,746
Convertible notes receivable, due from Cyclo	—	—	5,191	5,191
Investment in Cyclo - Warrants	—	—	1,264	1,264
Hedge funds	—	—	2,547	2,547
Convertible notes receivable classified as available-for-sale	—	—	1,146	1,146
Total	$14,713	$59,298	$10,148	$84,159

As of July 31, 2025 and July 31, 2024, the Company did not have any liabilities measured at fair value on a recurring basis.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended July 31,
	2025	2024
	(in thousands)
Balance, beginning of period	$10,148	$6,905
Withdrawal from Hedge Fund Investments	(2,547)	(2,500)
Unrealized gain on Hedge Fund	—	63
Investment in Cyclo Warrants	—	1,338
Unrealized loss on Cyclo Warrants	(1,264)	(74)
Funding of Cyclo Convertible Notes	19,500	4,000
Unrealized gain on issuance of Cyclo Convertible Notes	—	1,313
Change in fair value of Cyclo Convertible Notes	(719)	(122)
Conversion of Cyclo Convertible Note	(2,500)	—
Forgiveness of Cyclo Convertible Notes in the Cyclo Merger	(21,472)	—
Unrealized gain on Convertible note receivable, related party	—	742
Realized gain on convertible note receivable, related party released from accumulated other comprehensive income	—	(663)
Conversion of convertible note receivable, related party	—	(2,000)
Unrealized gain on convertible note receivable	—	—
Issuance of new convertible notes receivable	500	1,000
Change in fair value of convertible notes receivable classified as available-for sale	212	146
Balance, end of period	$1,858	$10,148

Hedge funds classified as Level 3 include investments and securities which may not be based on readily observable data inputs. The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. Therefore, these assets are classified as Level 3. During the year ended July 31, 2025, the Company withdrew its remaining balance in Hedge Fund Investments and recognized a realized loss of $2 thousand upon the withdrawal’s approval.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	July 31, 2025	July 31, 2024
	(in thousands)
Accounts receivable - third party	$777	$338
Accounts receivable - related party	95	333
Less allowance for credit losses	(245)	(245)
Accounts receivable, net	$627	$426

NOTE 17 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 31, 2025	July 31, 2024
	(in thousands)
Building and improvements	$2,505	$2,505
Machinery and equipment	22	552
Other	81	81
	2,608	3,138
Less accumulated depreciation and amortization	(1,012)	(1,018)
Total	$1,596	$2,120

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense and amortization expense pertaining to property and equipment was approximately $146 thousand and $137 thousand for the years ended July 31, 2025 and 2024, respectively.

NOTE 18 - GOODWILL AND INTANGIBLE ASSETS

Impairment

The Company assesses goodwill and indefinite-lived intangible assets, including IPR&D, for impairment at least annually at May 31, or more frequently if events or changes in the business environment indicate the carrying value may be impaired. The Company assesses the recoverability of long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The following is a summary of goodwill by reportable segment as of and for the years ended July 31, 2025 and 2024:

	Healthcare	Real Estate	Infusion Technology	Consolidated
	(in thousands)
Balance as of July 31, 2023	$—	$—	$—	$—
Day Three Acquisition	—	—	3,050	3,050
Balance as of July 31, 2024	—	—	3,050	3,050
Impairment charge	—	—	(3,050)	(3,050)
Cyclo Merger	19,939	—	—	19,939
Balance as of July 31, 2025	$19,939	$—	$—	$19,939

IPR&D

The Company has acquired in-process research and development intangible assets pursuant to a business combination. These IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts.

The following is a summary of in-process research and development for the years ended July 31, 2025 and 2024:

(in thousands)
Balance as of July 31, 2023	$1,575

Balance as of July 31, 2024	1,575
Acquired in-process research & development due to Cyclo Merger	30,000
Balance as of July 31, 2025	$31,575

Intangible assets

The following is a summary of intangible assets at July 31, 2025:

	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Customer Relationships	8	$1,040	$(46)	$994
Total Intangible Assets		$1,040	$(46)	$994

The following is a summary of intangible assets at July 31, 2024:

	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intellectual Property	15	$1,885	$(73)	$1,812
Non-compete Agreements	2	50	(15)	35
Total Intangible Assets		$1,935	$(88)	$1,847

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the DTLM Sale Transactions in March 2025, Day Three Labs Manufacturing sold all non-compete agreements and licensed specific applications of their Unlokt™ technology patents to SoRSE, effective through the patents’ expiration. See Note 13 for more information.

Amortization expense for the next five years and thereafter for intangible assets is estimated to be as follows for years ending:

Year Ending July 31,	(in thousands)
2026	$130
2027	130
2028	130
2029	130
2030	130
Thereafter	344
Total	$994

Amortization of intangible assets totaled $142 thousand and $88 thousand for the years ended July 31, 2025 and 2024, respectively, and is included in depreciation and amortization expense within the consolidated statements of operations and comprehensive loss.

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

The following table summarizes the Company’s potentially dilutive securities which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Year Ended
	2025	2024
Shares issuable upon exercise of stock options	2,270,812	638,409
Shares issuable upon vesting of restricted stock	416,720	608,540
Shares issuable upon exercise of warrants	1,058,902	—
	3,746,434	1,246,949

The diluted loss per share computation equals basic loss per share for the years ended July 31, 2025 and 2024, because the Company had a net loss in all such periods and the impact of the assumed vesting of restricted shares, exercise of stock options, and exercise of warrants would have been anti-dilutive.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the basic and diluted loss per share calculations (in thousands, except for share and per share amounts):

	Year Ended
	2025	2024
Numerator:
Net loss	$(30,643)	$(65,003)
Net loss attributable to noncontrolling interests	(123)	(30,593)
Net loss attributable to Rafael Holdings, Inc.	$(30,520)	$(34,410)

Denominator:
Weighted average diluted shares	29,422,221	23,745,516

Loss per share attributable to common stockholders
Basic and diluted:	$(1.04)	$(1.45)

NOTE 20 – RELATED PARTY TRANSACTIONS

IDT Corporation

IDT Corporation (“IDT”), a related party through common ownership and some common members of management, has historically maintained a due to/from balance that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT as the relevant persons were also providing services to IDT. IDT billed the Company approximately $275 thousand and $296 thousand for services during years ended July 31, 2025 and 2024, respectively. The Company had balances due to IDT of $59 thousand at both July 31, 2025 and July 31, 2024, included in due to related parties.

IDT currently leases approximately 3,600 square feet of office space and parking space in our real estate asset. The Company invoiced IDT approximately $140 thousand and $108 thousand for the years ended July 31, 2025 and 2024, respectively. As of July 31, 2025 and July 31, 2024, IDT owed the Company approximately $93 thousand and $332 thousand, respectively, for office rent and parking plus Israeli value added tax.

Related Party Rental Income

The Company leased space to related parties (including IDT Corporation – see above) which represented approximately 12% and 17% of the Company’s total revenue for the years ended July 31, 2025 and 2024, respectively.

Howard S. Jonas, Chairman of the Board, Former Chief Executive Officer

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

On May 6, 2025, the Company entered into a Standby Purchase Agreement with Howard S. Jonas. Under the agreement, the Company conducted a $25.0 million rights offering of Class B common stock at a subscription price of $1.28 per share (the “Rights Offering”). Eligible stockholders received non-transferable rights to purchase shares. The agreement also provided that within 10 days after the closing of the Rights Offering, Mr. Jonas would purchase from the Company in a private placement any shares of Class B common stock included in the Rights Offering that were not subscribed for and purchased by other eligible stockholders for the same subscription price of $1.28.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following the expiration of the Rights Offering on June 4, 2025, Howard S. Jonas and certain related parties purchased 16,386,020 shares of Class B common stock in a private placement for approximately $21.0 million, representing the unsubscribed portion of the offering. No fees were paid to Mr. Jonas for his commitment. As of July 31, 2025, Mr. Jonas has voting power over 787,163 shares of Class A common stock (which are convertible into shares of Class B common stock on a 1-for-1 basis) and 14,020,427 shares of Class B common stock, approximately 28% of the Company’s Class B Common Stock, representing approximately 51% of the combined voting power of the Company’s outstanding capital stock.

Other Related Parties

During the year ended July 31, 2025, the Company paid Sam Beyda, who previously served as the Chief Executive Officer and a Director of Day Three and who is Howard Jonas’ son-in-law, wages of wages of $142 thousand plus a bonus of $33 thousand.

NOTE 21 – INCOME TAXES

The components of loss before income taxes, including equity in loss of Day Three, are as follows:

	For the Years Ended July 31,
	2025	2024
	(in thousands)
Domestic	$(32,338)	$(67,653)
Foreign	(858)	(30)
Loss before income taxes	$(33,196)	$(67,683)

Benefit from income taxes consisted of the following:

	For the Years Ended July 31,
	2025	2024
	(in thousands)
Current:
Foreign	$—	$19
Federal	—	—
State	(2,388)	(2,602)
Total current benefit	(2,388)	(2,583)
Deferred:
Foreign	—	(73)
Federal	(160)	(17)
State	(5)	(7)
Total deferred benefit	(165)	(97)
Benefit from income taxes	$(2,553)	$(2,680)

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the Company’s effective tax rate on loss before income taxes and the statutory tax rate for the years ended July 31, 2025 and July 31, 2024 is as follows:

	For the Years Ended July 31,
	2025	2024
	(in thousands)
U.S. federal income tax at statutory rate	$(6,972)	$(14,213)
Permanent items - Cornerstone Acquisition	—	18,871
Nondeductible items	1,360	672
State income tax	(1,739)	1,807
Rate change	140	—
Foreign operations	(34)	(1)
True up and other	(1,043)	627
Cornerstone Acquisition impact to deferred tax assets	—	(51,546)
Derecognition of Cornerstone investment due to Cornerstone Acquisition	—	23,312
Sales of state NOLs	(2,429)	(2,613)
Orphan Drug Credits	(1,045)	—
Change in valuation allowance	9,209	20,404
Benefit from income taxes	$(2,553)	$(2,680)

In accordance with the State of New Jersey’s Technology Business Tax Certificate Transfer Program, which allowed certain high technology and biotechnology companies to sell unused net operating loss carryforwards (“NOLs”) to other New Jersey-based corporate taxpayers, the Company received approximately $2.4 million for the sale of the Company’s prior period NOLs totaling $28.6 million which was recorded in the benefit from income taxes in the consolidated statements of operations and comprehensive loss for the year ended July 31, 2025. The Company received approximately $2.6 million for the sale of the Company’s prior period NOLs totaling $31.6 million in the third quarter of fiscal 2024 which was recorded in the benefit from income taxes in the consolidated statements of operations and comprehensive loss for the year ended July 31, 2024.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	At July 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$85,847	$61,204
Federal tax credits, net of uncertain tax position	16,910	6,145
Capitalized Sec. 174 research and experimental expenditures	29,117	3,121
Stock-based compensation	2,354	2,486
Depreciation	340	286
Reserves and accruals	647	249
Charitable contributions	346	141
Related party interest	853	—
Disallowed interest expense	1,008	—
Gross deferred tax assets	137,422	73,632
Less valuation allowance	(128,403)	(71,275)
Total deferred tax assets, net of valuation allowance	9,019	2,357

Deferred tax liabilities:
Unrealized gain	(199)	(2,327)
Intangible assets	(8,958)	(30)
Total deferred tax liabilities:	(9,157)	(2,357)
Deferred tax liability, net	$(138)	$—

The Company continually evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectation of future taxable income or loss, the timing of reversals of taxable temporary differences, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets established for the excess outside tax basis of an investee are derecognized upon the event that the investee becomes a domestic subsidiary as a result of a business combination or consolidation, as it is likely that the deferred tax asset will no longer quality for recognition. During the year ended July 31, 2025, the Company derecognized unrealized loss deferred tax assets related to prior investments in Cyclo as a result of the Cyclo Acquisition. During the year ended July 31, 2024, the Company derecognized unrealized loss deferred tax assets related to prior investments in Cornerstone and Day Three as a result of the Cornerstone Acquisition and Day Three Acquisition, respectively.

As of July 31, 2025, based on the Company’s history of losses and its assessment of future losses, management believes that it is more likely than not that future taxable income will not be sufficient to realize all of the Company’s deferred tax assets. Therefore, a valuation allowance has been applied to deferred tax assets.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the U.S. must be amortized over a 5-year period and R&E expenses incurred outside the U.S. must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit).

As of July 31, 2025, the Company has federal, state, and foreign net operating loss carryforwards of approximately $366.3 million, $107.3 million and $11.6 million , respectively. The Company acquired federal and state net operating loss carryforwards of approximately $87.1 million and $74.8 million, respectively in connection with the Merger with Cyclo in March 2025. Federal net operating loss carryforwards in the amount of $100.9 million begin expiring in 2026 and approximately $265.4 million have an indefinite life. Federal NOL carryforwards generated after tax year 2021 are subject to an 80% limitation on taxable income, do not expire and will carryforward indefinitely. State net operating loss carryforwards in the amount of $107.3 million begin expiring in fiscal 2026. Foreign net operating loss carryforwards in the amount of $11.6 million have an indefinite life.

The utilization of the Company’s, excluding Cyclo’s, net operating losses and research and development tax credits may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Sections 382 and 383 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards and research and development tax credits in future years and possibly the expiration of certain net operating loss carryforwards and research and development tax credits before their utilization. The Company has not conducted a Section 382 analysis to determine the potential limitations on the utilization of its net operating loss carryforwards and other tax attributes. Management does not believe that any such limitations, if applicable, would have a material impact on the Company’s consolidated financial statements.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2021 to present in the U.S. and from 2020 to present in the Company’s foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.

In July 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into law as Public Law 119-21. This legislation introduced sweeping changes to the U.S. tax code, including the permanent extension of 100% bonus depreciation for qualified property and the codification of full expensing for certain research and development (R&D) expenditures under Section 174. The Company has elected not to claim bonus depreciation on qualified property placed in service during the current fiscal year. With respect to Section 174, the Company has not adopted immediate expensing of qualified U.S. R&D expenses and is currently evaluating whether to expense the qualified U.S. R&D capitalized costs in the next year or over 2 years.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions is as follows:

	At July 31,
	2025	2024
	(in thousands)
Balance, beginning of the year	$6,218	$—
Additions of tax positions related to the current year	1,045	—
Additions of tax positions related to the current year – Cyclo Acquisition	9,720	—
Additions of tax positions related to the prior year	—	6,218
Balance, end of year	$16,983	$6,218

NOTE 22 – BUSINESS SEGMENT INFORMATION

The Company conducts business as three operating segments, Healthcare, Infusion Technology and Real Estate. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s Chief Financial Officer who is the chief operating decision-maker (“CODM”).

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Healthcare segment based primarily on results of clinical trials and loss from operations, and the Infusion Technology and Real Estate segments based primarily on revenues and income (loss) from operations. The CODM uses these measures to allocate the Company’s resources. The CODM does not review any measure of significant segment expenses which differ from the level of reporting reflected in the tables below. Currently, the CODM does not review assets in evaluating the results of the operating segments, and therefore, such information is not presented.

The Healthcare segment is comprised of a majority equity interest in LipoMedix, Barer, Cornerstone, Cyclo, and Rafael Medical Devices. Following the Cyclo Merger, the Healthcare segment generated $515 thousand of product revenue during the year ended July 31, 2025.

The Real Estate segment consists of the Company’s real estate holdings, which are currently comprised of a portion of one commercial building in Israel.

The Infusion Technology segment is comprised of a majority equity interest in Day Three. Revenues associated with the Infusion Technology segment include Infusion Technology revenue derived from Day Three’s Unlokt technology.

Operating results for the business segments of the Company are as follows:

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Year Ended July 31, 2025
Infusion technology revenue	$—	$93	$—	$93
Rental – Third Party	—	—	197	197
Rental – Related Party	—	—	112	112
Product revenue	515	—	—	515

COSTS AND EXPENSES
Cost of Infusion Technology revenue	—	(106)	—	(106)
Cost of product revenue	(28)	—	—	(28)
General and administrative	(13,165)	(320)	(296)	(13,781)
Research and development	(12,568)	(255)	—	(12,823)
Depreciation and amortization	(48)	(177)	(63)	(288)
Loss on impairment of goodwill	—	(3,050)	—	(3,050)
Loss from operations	$(25,294)	$(3,815)	$(50)	$(29,159)

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Year Ended July 31, 2024
Infusion technology revenue	$—	$355	$—	$355
Rental – Third Party	—	—	174	174
Rental – Related Party	—	—	108	108

COSTS AND EXPENSES
Cost of Infusion Technology revenue	—	(154)	—	(154)
General and administrative	(8,338)	(374)	(142)	(8,854)
Research and development	(3,668)	(502)	—	(4,170)
In-process research and development	(89,861)	—	—	(89,861)
Depreciation and amortization	(165)	—	(60)	(225)
(Loss) income from operations	$(102,032)	$(675)	$80	$(102,627)

A reconciliation between loss from operations by reportable segment to consolidated net loss before income taxes for the years ended July 31, 2025 and 2024, is as follows:

(in thousands)	July 31, 2025	July 31, 2024
(Loss) income from operations by segment
Healthcare	$(25,294)	$(102,032)
Infusion Technology	(3,815)	(675)
Real Estate	(50)	80
Total	(29,159)	(102,627)

Reconciliation to loss before income taxes:
Interest income	1,996	2,383
Loss on initial investment in Day Three upon acquisition	—	(1,633)
Realized gain on available-for-sale securities	178	1,772
Realized loss on investment in equity securities	—	(46)
Realized gain on investment - Cyclo	—	424
Unrealized (loss) gain on investment - Cyclo	(5,144)	37
Unrealized (loss) gain on convertible notes receivable, due from Cyclo	(719)	1,191
Unrealized gain on investment - Hedge Funds	—	63
Recovery of receivables from Cornerstone	—	31,305
Interest expense	(658)	(248)
Other income, net	310	118
Loss before income taxes	$(33,196)	$(67,261)

Geographic Information

Healthcare Segment

Revenue from the Healthcare segment was generated primarily from customers located in the United States. During the year ended July 31, 2025, approximately $30 thousand of product revenue from the Healthcare Segment was generated from customers located in Canada.

Infusion Technology Segment

Revenue from the Infusion Technology segment was generated entirely from customers located in the United States.

Real Estate Segment

Revenue from the Real Estate segment was generated entirely from tenants located in Israel.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets

Net property, plant, and equipment and total assets summarized by geographic area are as follows:

(in thousands)	United States	Israel	Total
July 31, 2025
Property, plant and equipment, net	$321	$1,275	$1,596
Total assets	111,954	2,155	114,109

July 31, 2024
Property, plant and equipment, net	$783	$1,337	$2,120
Total assets	93,434	3,398	96,832

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

One worldwide license agreement requires Cornerstone to reimburse the other party for costs associated with filing and defending various patents worldwide. Payment obligations under this license agreement remain in effect until the last underlying patents granted under the license agreement expire in their respective countries. The last patent expired in 2019. License maintenance fees are currently $20,000 per year and continue for the term of the agreement, which expires in 2026. The license maintenance fees are replaced by minimum royalties of $10,000 during the first year following governmental approval to market products and escalates to $1,000,000 during the term of the agreement. Cornerstone is also responsible to pay fees on any sub-licensing of the licensed patents. Cornerstone may credit each annual license maintenance fee in full against all royalties and sublicensing fees due during the same calendar year. Cornerstone may terminate the license agreement upon 90 days’ notice. Either party may terminate the license agreement if the other party commits any material breach of any covenant or promise and does not cure such breach within 30 days of the receipt of written notice of such material breach. In May 2017, Cornerstone renegotiated the agreement referred to as the “second license” In exchange for a waiver of certain product development milestones, Cornerstone modified the agreement to pay a low single digit percentage royalty for a duration of five years on Net Sales of product sold after the expiration of the licensed patent and potentially up to eight years. As of July 31, 2025, there are no products being marketed which are covered by the patents under the license agreement.

The remaining minimum payments required under the license agreement, assuming the agreement is not terminated by Cornerstone, excluding any escalation for receiving government marketing approval subsequent to July 31, 2018, are $20,000 per year. The agreement may continue until January 1, 2029 (if not earlier terminated).

Cornerstone’s second license continues until the termination of the later of the last to expire patent or royalty obligation under the agreement on a country-by-country basis (currently, or as otherwise provided in the license agreement). Fifty percent of the maintenance fee payments, up to $1.1 million, may be credited against the potential future royalty payments, calculated on a single digit percentage of net sales, as defined, that Cornerstone would have to make to the license holder should royalties be paid. The agreement may be terminated on 15 days’ written notice after default by the other party if said default is not cured within 30 days of receipt of notice by the defaulting party. In addition, Cornerstone may terminate the agreement on 15 days’ written notice to the license holder. Royalties are due based on Gross Sales, as defined, for products sold relating to patented and unpatented technology, and shall terminate on the 15th anniversary of the first commercial sale of the product in the corresponding country or territory. Sublicense payments are due in connection with any sublicense fees received relating to patented and non-patented products related to the patented technology and proprietary know-how, as provided in the agreement. As of July 31, 2025, there were no products being marketed which are covered by the patents under the license agreement. There were no additional annual license maintenance fees required beyond 2010.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of a royalty agreement, Cornerstone is obligated to pay royalties, based upon percentage (low single digit) of net sales, to Altira Capital and Consulting LLC (“Altira”), a consolidated subsidiary of the Company. The royalty obligations remain in effect, on a country-by-country basis, until the last to expire patent claims associated with such products and services expire or are no longer in force. No payments have been made in connection with a royalty pool. As of July 31, 2025, the last to expire patent claim is to remain in force until fiscal 2034.

Release Agreements

On August 4, 2025, John Goldberg resigned as the Chief Medical Officer of the Company effective July 31, 2025. In connection with Dr. Goldberg’s departure, the Company entered into a general release agreement pursuant to which Dr. Goldberg will receive severance in the amount of $218,195 and, in lieu of any entitlement for a performance bonus for the Company’s fiscal year 2025, within twenty (20) days following the date of entry into the contemplated general release, the Company will issue to Dr. Goldberg 99,429 shares of the Company’s Class B common stock, such shares to vest on November 10, 2025. On August 12, 2025, in connection with the separation, Dr. Goldberg also entered into a consulting agreement with the Company providing for annual fees of $100,000 and the accelerated vesting, which will result in vesting on November 10, 2025, of all stock options and restricted stock in the Company previously granted to Dr. Goldberg. During the year ended July 31, 2025, the Company recognized $218,195 of severance expense to be paid subsequent to year end and approximately $96,000 of expense related to the shares to be issued related to the general release agreement with Dr. Goldberg which is included in research and development expense in the consolidated statements of operations and comprehensive loss.

On July 31, 2025, N. Scott Fine resigned as the Chief Executive Officer of Cyclo Therapeutics. In connection with Fine’s departure, the Company entered into a general release agreement pursuant to which Fine will receive severance in the amount of $852,168, which will be paid to Fine semi-monthly in thirty-six (36) equal installments of $23,671.34 (less applicable taxes and withholdings). Effective August 1, 2025, Fine was named Vice-Chairman of the Company. Fine’s outstanding and unvested equity awards shall continue to vest, in accordance with the terms of the 2021 Equity Incentive Plan and Cyclo Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan through the last day of Employee’s service as Vice-Chairman of the Company. The Company recognized $852,168 of severance expense during the year ended July 31, 2025 related to the general release agreement with Fine which is included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

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

In March 2018, the Company established its 2018 Equity Incentive Plan. On January 19, 2022, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan and, following January 19, 2022, no new grants are to be awarded under the 2018 Equity Incentive Plan. Existing grants under the 2018 Equity Incentive Plan will not be impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants, and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. On January 19, 2022, the Company filed a Registration Statement on Form S-8 registering 1,919,025 shares of Class B common stock reserved for issuance under the 2021 Plan. On November 28, 2022, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 696,770, which the stockholders approved on January 23, 2023. On January 9, 2025, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 750,000, which the stockholders approved on January 13, 2025. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 3,365,795 shares. As of July 31, 2025, there were 153,879 shares still available for issuance under the 2021 Plan.

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

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2024	638,409	$9.55	8.39	$—
Rollover Options	618,702	5.84	8.30
Granted	395,000	1.98	9.65	—
Expired	—	—	—	—
Cancelled / Forfeited	—	—	—	—
Outstanding at July 31, 2025	1,652,111	$6.65	8.26	$—
Exercisable at July 31, 2025	371,846	$14.94	6.86	$—

At July 31, 2025, there were unrecognized compensation costs related to non-vested stock options of $0.9 million, which are expected to be recognized over the next 3.7 years.

The determination of the fair value of options granted during the year ended July 31, 2025 used the following weighted average assumptions and key inputs:

July 31, 2025
Risk-free interest rate	4.10%
Expected term (in years)	6.25
Expected volatility	87%
Expected dividend yield	—%

The weighted average fair value per share of stock options granted for the year ended July 31, 2025 was $1.50.

As part of the Cyclo Merger, Historical Cyclo Options to purchase Cyclo Common Stock, issued under Cyclo’s 2021 Equity Incentive Plan, that were outstanding immediately prior to the Merger were converted into options to purchase, on substantially similar terms and conditions, 618,702 shares of Rafael’s Class B common stock at an adjusted exercise price per share based upon the Exchange Ratio (the “Rollover Options”).

Rafael Medical Devices Stock Options

The Rafael Medical Devices 2022 Equity Incentive Plan (the “RMD 2022 Plan”) was created and adopted by the Company in May 2022. The RMD 2022 Plan allows for the issuance of up to 10,000 shares of Class B common stock which may be awarded in the form of incentive stock options or restricted shares.

In connection with the conversion of Rafael Medical Devices from a Delaware corporation to a Delaware limited liability company, Rafael Medical Devices adopted the Rafael Medical Devices, LLC 2023 Equity Incentive Plan (the “RMD 2023 Plan”) in August 2023. The RMD 2023 Plan allows for issuance of up to 46,125 Class A Units. There were 16,872 Units available for issuance under the RMD 2023 Plan as of July 31, 2025.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of option activity for Rafael Medical Devices, LLC is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2024	43,878	$10.00	9.01	$—
Cancelled / Forfeited	(14,625)	10.00	9.01	—
Outstanding at July 31, 2025	29,253	$10.00	8.01	$—
Exercisable at July 31, 2025	16,228	$10.00	8.01	$—

At July 31, 2025, the total unrecognized compensation related to stock option awards granted was $106 thousand, which the Company expects to recognize over a weighted average period of approximately 2.0 years.

Cornerstone Stock Options

Cornerstone has outstanding stock options and non-qualified options to purchase Cornerstone’s common stock which were granted under Cornerstone’s 2009 and 2018 Stock Incentive Plans (the “Plans”), as well as additional options issued during a prior capital raise.

At July 31, 2025, there were 1,004,341 options outstanding granted under the Plans that are vested with a weighted average exercise price of $24.17 per share and a weighted average remaining contractual term of 4.4 years. The fair value of outstanding options granted under the Plans assumed during the Cornerstone Acquisition were determined to be de minimis.

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

Replacement Warrants

As part of the Merger with Cyclo, all outstanding warrants to purchase Cyclo Common Stock (other than those held by Rafael, which were cancelled, and those which were settled in cash) were automatically converted into warrants to purchase 1,087,100 shares of Rafael Class B common stock, at an adjusted exercise price per share based upon the Exchange Ratio.

The following table presents the number of common stock warrants outstanding:

Replacement Warrants issued as part of the Cyclo Merger on March 25, 2025	1,087,100
Expired	(28,198)
Warrants outstanding, July 31, 2025	1,058,902

The following table presents the number of common stock warrants outstanding, their exercise price, and expiration dates as of July 31, 2025 (the names below refer to the related Cyclo transaction prior to the Merger):

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
	1,058,902

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three to four years of service.

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

On January 13, 2025, the Company issued 270,000 shares of Class B restricted stock to employees and consultants of the Company.

On June 13, 2025, the Company issued 118,596 shares of Class B restricted stock to Howard S. Jonas.

On September 2, 2025, the Company issued 99,429 shares of Class B restricted stock to John Goldberg, a consultant of the Company.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2024	608,540	$2.99
Granted	473,514	1.97
Cancelled / Forfeited	(31,875)	7.40
Vested	(633,459)	2.88
Non-vested shares at July 31, 2025	416,720	$1.99

At July 31, 2025, there was $0.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 3.5 years.

A summary of the stock-based compensation expense for the Company’s equity incentive plans is presented below (in thousands):

	For the Year Ended July 31,
	2025	2024
General and administrative	$1,962	$2,000
Research and development	166	296
Forfeiture of RSUs within research and development	(5)	—
Total stock-based compensation expense, net of forfeitures	$2,123	$2,296

NOTE 25 – LEASES

The Company is the lessor of the Israeli property which is leased to tenants under net operating leases expiring in 2025 and 2027. Lease income included on the consolidated statements of operations was $309 thousand and $282 thousand for the years ended July 31, 2025 and 2024, respectively. During the years ended July 31, 2025 and 2024, no real estate property taxes were included in rental income.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of July 31, 2025, under a non-cancellable operating lease are as follows:

Years Ending July 31,	Total
2026	$181
2027	188
2028	31
Total Minimum Future Rental Income	$400

NOTE 26 - EMPLOYEE RETENTION CREDITS

During the year ended July 31, 2025, the Company recorded refunds as a result of Employee Retention Credits (ERC), which are refundable tax credits against certain employment taxes initially made available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act). In accordance with the Company’s accounting policy, the ERC amounts have been recognized in other income, net as the Company determined that all relevant criteria for recognition had been met. The ERC represents a one-time benefit and does not constitute recurring operational income.

For the year ended July 31, 2025, the Company recorded $236 thousand in employee retention credits and $36 thousand of related interest within other income and interest income, respectively, in the consolidated statement of operations. This consists of refund claims filed on Form 941 for the first quarter of 2021. As of July 31, 2025, the Company accrued for the total $272 thousand as other receivables on the consolidated balance sheet. Additional ERC of $933 thousand was acquired in the Cyclo Merger and is included in other receivables on the consolidated balance sheet as of July 31, 2025. All ERC and accrued interest due to the Company was received in full in August 2025.

NOTE 27 – SUBSEQUENT EVENTS

On August 4, 2025, Joshua Fine was elected as the Company’s Chief Operating Officer. Joshua Fine is the son of N. Scott Fine who serves as an ex-officio director of the Company and Vice Chairman of the Company’s Board of Directors.

In connection with Joshua Fine’s election as the Company Chief Operating Officer, he and the Company entered into a Novation and Amendment (the “Amendment”) to the Amended and Restated Executive Employment Agreement between Joshua Fine and Cyclo Therapeutics, Inc. (which amended and restated the employment agreement that was previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on S-4 filed with the Securities and Exchange Commission (“SEC”) on February 11, 2025) pursuant to which Mr. Fine’s base salary was increased to $428,000 per annum and Mr. Fine was granted 24,558 options to purchase shares of the Company’s Class B common stock, with the fair value of the options determined to be $25,000 as of the date of the grant.

On September 21, 2025, the Company entered into a Second Series Seed Preferred Share Purchase Agreement with NINA Medical Ltd. (“NINA”), pursuant to which the Company invested $500,000 in exchange for 86,983 Series Seed Preferred Shares, representing 6.3% of NINA’s outstanding shares. In connection with the investment, the Company also received a warrant to purchase an additional 173,965 Seed Preferred Shares at an exercise price per share equal to $5.75, with a term of five years from the date of issuance. Howard S. Jonas holds an indirect investment in NINA, therefore the Company’s investment in NINA is a related party transaction.