Form 10-Q
period 2025-10-31
Rafael Holdings, Inc.
filed 2025-12-12
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of December 10, 2025 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	50,975,638 shares (excluding 101,487 treasury shares)

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	October 31, 2025	July 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,539	$52,769
Prepaid clinical costs	1,584	1,045
Other receivables	—	1,206
Accounts receivable, net of allowance for credit losses of $245 at October 31, 2025 and July 31, 2025	413	627
Inventory	272	281
Prepaid expenses and other current assets	513	786
Total current assets	48,321	56,714

Property and equipment, net	1,562	1,596
Non-current prepaid clinical costs	629	1,399
Convertible notes receivable classified as available-for-sale	1,858	1,858
Goodwill	19,939	19,939
Intangible assets, net	962	994
In-process research and development	31,575	31,575
Investments	500	—
Other assets	29	34
TOTAL ASSETS	$105,375	$114,109

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$6,794	$6,893
Accrued expenses	3,860	3,304
Convertible notes payable	608	614
Due to related parties	751	723
Other current liabilities	63	66
Total current liabilities	12,076	11,600

Accrued expenses, noncurrent	3,898	3,895
Convertible notes payable, noncurrent	56	78
Deferred income tax liability	138	138
Other liabilities	27	27
TOTAL LIABILITIES	16,195	15,738

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of October 31, 2025 and July 31, 2025	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 50,867,964 issued and outstanding (excluding treasury shares of 101,487) as of October 31, 2025, and 50,789,697 issued and outstanding (excluding treasury shares of 101,487) as of July 31, 2025	509	508
Additional paid-in capital	322,730	322,161
Accumulated deficit	(242,079)	(232,263)
Treasury stock, at cost; 101,487 Class B shares as of October 31, 2025 and July 31, 2025	(168)	(168)
Accumulated other comprehensive income related to unrealized income on available-for-sale securities	358	358
Accumulated other comprehensive income related to foreign currency translation adjustment	3,823	3,787
Total equity attributable to Rafael Holdings, Inc.	85,181	94,391
Noncontrolling interests	3,999	3,980
TOTAL EQUITY	89,180	98,371
TOTAL LIABILITIES AND EQUITY	$105,375	$114,109

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended October 31,
	2025	2024
REVENUE
Product revenue	$154	$—
Infusion Technology	—	51
Rental – Third Party	56	50
Rental – Related Party	30	27
Total revenue	240	128

COSTS AND EXPENSES
Cost of Infusion Technology revenue	—	37
Cost of product revenue	9	—
General and administrative	2,838	2,523
Research and development	7,484	1,326
Depreciation and amortization	50	86
Loss from operations	(10,141)	(3,844)

Interest income	399	568
Realized gain on available-for-sale securities	—	194
Unrealized loss on investment - Cyclo	—	(4,365)
Unrealized loss on convertible notes receivable, due from Cyclo	—	(1,588)
Interest expense	(160)	(162)
Other income (loss), net	115	(2)
Loss before income taxes	(9,787)	(9,199)
Provision for income taxes	(10)	(12)
Consolidated net loss	(9,797)	(9,211)
Net income (loss) attributable to noncontrolling interests	19	(205)
Net loss attributable to Rafael Holdings, Inc.	$(9,816)	$(9,006)

OTHER COMPREHENSIVE LOSS
Consolidated net loss	$(9,797)	$(9,211)
Unrealized gain on available-for-sale securities	—	21
Foreign currency translation adjustment	36	5
Comprehensive loss	(9,761)	(9,185)
Comprehensive income (loss) attributable to noncontrolling interests	17	(205)
Comprehensive loss attributable to Rafael Holdings, Inc.	$(9,778)	$(8,980)

Loss per share attributable to common stockholders
Basic and diluted	$(0.19)	$(0.37)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	51,184,407	24,062,854

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

 (unaudited, in thousands, except share data)

	Three Months Ended October 31, 2025
	Common Stock, Series A		Common Stock, Series B		Additional paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Treasury Stock		Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Class B Shares	Amount	Equity
Balance at July 31, 2025	787,163	$8	50,789,697	$508	$322,161	$(232,263)	$4,145	$3,980	101,487	$(168)	$98,371
Net (income) loss	—	—	—	—	—	(9,816)	—	19	—	—	(9,797)
Stock-based compensation	—	—	99,429	1	597	—	—	—	—	—	598
Shares withheld for payroll taxes	—	—	(21,162)	—	(28)	—	—	—	—	—	(28)
Foreign currency translation adjustment	—	—	—	—	—	—	36	—	—	—	36
Balance at October 31, 2025	787,163	$8	50,867,964	$509	$322,730	$(242,079)	$4,181	$3,999	101,487	$(168)	$89,180

	Three Months Ended October 31, 2024
	Common Stock, Series A		Common Stock, Series B		Additional paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	deficit	Income	Interests	Class B Shares	Amount	Equity
Balance at July 31, 2024	787,163	$8	23,819,948	$238	$280,048	$(201,743)	$3,802	$4,073	101,487	$(168)	$86,258
Net loss	—	—	—	—	—	(9,006)	—	(205)	—	—	(9,211)
Stock-based compensation	—	—	—	—	359	—	—	—	—	—	359
Forfeiture of restricted stock	—	—	(7,500)	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	—	—	(27,405)	—	(48)	—	—	—	—	—	(48)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	21	—	—	—	21
Foreign currency translation adjustment	—	—	—	—	—	—	5	—	—	—	5
Balance at October 31, 2024	787,163	$8	23,785,043	$238	$280,359	$(210,749)	$3,828	$3,868	101,487	$(168)	$77,384

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended October 31,
	2025	2024
Operating activities
Consolidated net loss	$(9,797)	$(9,211)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	50	86
Gain on sale of property and equipment	(54)	—
Gain on settlement of convertible notes payable	(34)	—
Realized gain on available-for-sale securities	—	(194)
Amortization of discount on available-for-sale securities	—	(257)
Unrealized loss on equity investments - Cyclo	—	4,365
Unrealized loss on Convertible Notes, due from Cyclo	—	1,588
Stock-based compensation	598	359
Change in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	214	225
Interest receivable	—	77
Inventory	9	—
Prepaid expenses and other current assets	273	35
Prepaid clinical trial costs (current and non-current)	231	—
Other receivables	1,206	—
Other assets	5	8
Accounts payable and accrued expenses	457	(118)
Other current liabilities	(3)	(1)
Due to related parties	28	1
Accrued expenses, noncurrent	3	—
Convertible notes payable	8	—
Other liabilities	—	(5)
Net cash used in operating activities	(6,806)	(3,042)

Investing activities
Purchase of property and equipment	—	(6)
Proceeds from sale of property and equipment	70	—
Purchases of available-for-sale securities	—	(15,728)
Purchase of preferred shares and warrants from Nina Medical	(500)	—
Proceeds from the sale and maturities of available-for-sale securities	—	33,318
Purchase of intangible assets	—	(9)
Issuance of Convertible Notes, due from Cyclo	—	(9,000)
Net cash (used in) provided by investing activities	(430)	8,575

Financing activities
Payments for taxes related to shares withheld for employee taxes	(28)	(48)
Cash paid to settle convertible notes payable	(2)	—
Net cash used in financing activities	(30)	(48)

Effect of exchange rate changes on cash and cash equivalents	36	(1)
Net increase (decrease) in cash and cash equivalents	(7,230)	5,484
Cash and cash equivalents, beginning of period	52,769	2,675
Cash and cash equivalents, end of period	$45,539	$8,159

Non-cash supplemental disclosure
Withdrawal receivable from Hedge Funds included in other current assets	$—	$2,547

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a biotechnology company that develops pharmaceuticals and holds interests in clinical and early-stage companies that develop pharmaceuticals and medical devices. The Company’s lead candidate is Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder. The Company also holds: (i) a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company:; (ii) Barer Institute Inc. (“Barer”), a wholly-owned cancer research focused operation whose operations have been substantially streamlined; (iii) and a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company; (iv) a majority interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries; and (v) a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing product offerings enabling those third-party manufacturers to bring to market better, cleaner, more precise and predictable versions of their product by utilizing Day Three’s technology. The Company’s primary focus is to finish development of Trappsol® Cyclo™ through the completion of its ongoing pivotal Phase 3 clinical trial and bring that product to regulatory approval and market, and to expand its investment portfolio through opportunistic and strategic investments, including in therapeutics, that address high unmet medical needs. The Company is currently evaluating their other holdings to ensure the future focus of their resources on core assets and specifically the Trappsol® Cyclo™ clinical and development efforts.

Historically, the Company owned real estate assets. As of October 31, 2025, the Company holds a portion of a commercial building in Jerusalem, Israel as its sole remaining real estate asset.

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

LipoMedix is a clinical stage Israeli company focused on the development of a product candidate that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of October 31, 2025, the Company’s ownership interest in LipoMedix was approximately 95%. As needed, the Company provides debt or equity funding to Lipomedix to support its development and clinical efforts. LipoMedix is currently exploring strategic options for its lead candidate, including potential licensing opportunities, collaborations with industry partners, and investigator-initiated studies.

In 2019, the Company established Barer, originally as a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds designed to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer was comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s majority owned subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Dr. Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer and has, since that date, ceased almost all of such activity. Since then, the Company has sought partners for Farber programs and has entered into a license agreement for one of its technologies that is in the pre-clinical research stage with the Ludwig Institute of Cancer Research and has transferred majority ownership of another one of its technologies, SHMT, to a new company, Forme Therapeutics, that is being managed by Dr. Joshua Rabinowitz with the goal of developing SHMT while seeking out external investment and partnerships. Going forward, the Company expects that Barer will primarily operate as an entity holding interest in these two cancer-focused opportunities.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2021, the Company formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, Rafael Medical Devices sold an aggregate 31.6% equity interest to third parties for $925,000. In February 2025, the Company invested approximately $582,000 in cash, and Rafael Medical Devices raised approximately $45,000 from third parties in exchange for Rafael Medical Devices’ Class A Units. The Company currently holds a 73% equity interest in Rafael Medical Devices. On December 11, 2024, Rafael Medical Devices received a substantial equivalence determination for the VECTR System from the Food and Drug Administration (“FDA”) in response to Rafael Medical Devices’ 510(k) premarket notification. The FDA’s clearance of the VECTR System is for use in minimally invasive ligament or fascia release surgeries, such as carpal tunnel release in the wrist and cubital tunnel release in the elbow. The VECTR System has been classified into Class II and is subject to special controls (performance standards). Rafael Medical Devices’ development of future products will depend upon the success of the VECTR System and the Company’s ability to identify attractive opportunities in the marketplace.

In January 2024, the Company entered into a series of transactions with Day Three and certain of its shareholders, acquiring a controlling interest in Day Three and subsequently consolidating Day Three’s results (the “Day Three Acquisition”). On March 14, 2025, Day Three Labs Manufacturing, a majority owned subsidiary of Day Three, entered into an Asset Purchase Agreement and Licensing Agreement, pursuant to which they sold assets and licensed certain applications of their Unlokt™ technology used in their cannabinoid ingredient manufacturing business.

The “Company” in these consolidated financial statements refers to Rafael Holdings and its subsidiaries on a consolidated basis.

All majority-owned subsidiaries and RP Finance, LLC are consolidated with all intercompany transactions and balances eliminated in consolidation. In addition to Rafael Holdings, Inc., the entities included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100%*
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, LLC	United States – Delaware	73%
Farber Partners, LLC	United States – Delaware	93%
Pharma Holdings, LLC	United States – Delaware	90%**
LipoMedix Pharmaceuticals Ltd.	Israel	95%
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC	United States – Delaware	45%**
Day Three Labs, Inc.	United States – Delaware	84%
Cornerstone Pharmaceuticals, Inc.	United States – Delaware	67%
RP Finance, LLC	United States – Delaware	38%
Cyclo Therapeutics, LLC (Note 3)	United States – Nevada	100%

*	In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer. The decision was taken to reduce spending as the Company focuses on exploring strategic opportunities.

**	50% of CS Pharma Holdings, LLC is owned by Pharma Holdings, LLC. We have a 90% ownership interest in Pharma Holdings, LLC and, therefore, an effective 45% economic interest in CS Pharma Holdings, LLC. The Company, along with CS Pharma Holdings, LLC and Pharma Holdings LLC, collectively own securities representing 67% of the outstanding capital stock of Cornerstone.

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

Operating results for the three months ended October 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2026. The balance sheet at July 31, 2025 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the “2025 Form 10-K”) as filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 29, 2025.

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

Liquidity

As of October 31, 2025, the Company had cash and cash equivalents of approximately $45.5 million. The Company expects the balance of cash and cash equivalents to be sufficient to meet its obligations for at least the next 12 months from the issuance of these consolidated financial statements.

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited. As of October 31, 2025, one third-party customer and one related-party tenant represented 13% and 20% of the Company’s accounts receivable balance, respectively. As of July 31, 2025, two third-party customers and one related-party tenant represented 26%, 11%, and 11% of the Company’s accounts receivable balance, respectively.

For the three months ended October 31, 2025, three third-party customers, one third-party tenant, and one related-party tenant represented 24%, 21%, 12%, 23%, and 13% of the Company’s total revenue, respectively.

For the three months ended October 31, 2024, one customer represented 28% of the Company’s total revenue, and one tenant and one related party tenant represented 39% and 21% of the Company’s total revenue, respectively.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Reserve for Receivables

The allowance for credit losses reflects the Company’s best estimate of lifetime credit losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written off upon final determination that the trade accounts will not be collected. The computation of this allowance is based on the tenants’ or customers’ payment histories, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The Company did not recognize any credit loss expense during the three months ended October 31, 2025 and 2024.

Inventory and Cost of Goods Sold

Inventory consists of cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold. The Company records a specific reserve for inventory items that are determined to be obsolete. The Company determined no reserve for obsolete inventory was necessary as of October 31, 2025 and July 31, 2025.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for in accordance with ASC 321, Investments – Equity Securities. Investments without readily determinable fair values are accounted for using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company periodically evaluates its investments for impairment. If the Company determines that fair value is less than the investment’s carrying value, then an impairment loss is recorded in the accompanying consolidated statements of operations and comprehensive loss.

At October 31, 2025, the Company held an investment of $0.5 million in preferred shares of Nina Medical Ltd. and warrants to purchase additional preferred shares (see Note 15). The preferred shares do not represent in-substance common stock as defined in ASC 323-10-15-13 through 15-19. Accordingly, the investment is not accounted for under the equity method. Instead, the preferred shares are measured in accordance with ASC 321 using the measurement alternative, as they do not have a readily determinable fair value. Under this approach, the investment is recorded at cost, adjusted for observable price changes in orderly transactions for the identical or a similar investment and for impairment.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investments - Hedge Funds

The Company accounted for its previously held investments in hedge funds in accordance with ASC 321, Investments – Equity Securities. Unrealized gains and losses resulting from the change in fair value of these securities are included in unrealized loss on investments - Hedge Funds in the consolidated statements of operations and comprehensive loss. During fiscal year 2025, the Company withdrew its remaining balance in Hedge Fund Investments.

Corporate Bonds and US Treasury Bills

The Company’s marketable securities are considered to be available-for-sale as defined under ASC 320, Investments - Debt and Equity Securities, and are recorded at fair value. Unrealized gains or losses are included in accumulated other comprehensive loss. Realized gains or losses are determined using the specific identification method and are released from accumulated other comprehensive loss and into earnings on the consolidated statements of operations and comprehensive loss. The Company did not hold any corporate bonds or US Treasury bills at October 31, 2025 and July 31, 2025.

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

For the three months ended October 31, 2025 and 2024, the Company determined there was no impairment of its long-lived assets.

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

For the three months ended October 31, 2025 and 2024, the Company determined there was no impairment of goodwill.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquired IPR&D pursuant to an asset acquisition that has no alternative future use is expensed immediately as a component of in-process research and development expense in the consolidated statements of operations and comprehensive loss.

For the three months ended October 31, 2025 and 2024, the Company determined there was no impairment of IPR&D.

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

Infusion Technology Revenue:

The Company’s Infusion Technology revenue is derived from Day Three’s UnloktTM technology which is recognized in accordance with ASC 606. Day Three provides manufacturing services where it uses proprietary technology, equipment, and processes to manufacture water-soluble product for their customers at their customer facilities. Day Three is acting as a principal in the transaction, as it is primarily responsible for fulfillment and acceptability of the services. Infusion Technology revenue is recognized over time as the Company’s performance obligation is satisfied, which is generally within a 30-day period. The criterion in ASC 606-10-25-27, that the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, is met given that the customer is controlling the product as Day Three is performing the service on the customer’s premises. Revenue is recognized over the period of performance using an output method where the number of grams produced is the output, as such method best depicts the Company’s efforts to satisfy the performance obligation. Customer billings in advance of revenue recognition result in contract liabilities. As of October 31, 2025 and July 31, 2025, there were no contract liabilities recognized on the consolidated balance sheets related to Infusion Technology revenue.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product Revenue:

The majority of the Company’s product revenue is generated in North America from companies in the pharmaceutical industry that are manufacturing or conducting research. In other countries, the Company sells products primarily to wholesale distributors and other third-party distribution partners.

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

Contingent milestone payments associated with acquiring rights to intellectual property are recognized when probable and estimable. These amounts are recorded as research and development expense when there is no alternative future use associated with the intellectual property. There were no such payment expenses during the three months ended October 31, 2025 and 2024.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warrants

The Company accounts for warrants to purchase its Class B common stock as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480 and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Equity classified warrants are measured at fair value at their issuance date in accordance with ASC 820, Fair Value Measurement. Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, with any subsequent changes in fair value recognized in the statement of operations in the period of change.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, with the goal of enhancing segment disclosures under Topic 280, Segment Reporting, which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision-maker. Public entities with a single reporting segment have to provide all disclosures required by ASC 280, including the significant segment expense disclosures. This update is applicable for all public entities. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the provisions of ASU 2023-07 as of July 31, 2025 on a retrospective basis. Refer to Note 22, Business Segment Information for the related segment disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s annual period ending on July 31, 2026, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company incurred transaction costs of $0.1 million during the three months ended October 31, 2024 for consulting, legal, accounting, and other professional fees that have been expensed as general and administrative expenses, as incurred, in connection with the Merger.

To value the IPR&D and Customer Relationships, the Company utilized the Multi-Period Excess Earnings Method (“MPEEM”), under the Income Approach. The method considers the present value of excess earnings generated by Cyclo’s IPR&D and customers after taking into account the cost to realize the revenue, charges for contributory assets and an appropriate discount rate to reflect the time value and risk associated with the invested capital. IPR&D acquired represents Cyclo’s research and development activities related to its lead drug candidate Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for NPC1. The acquired Customer Relationships are related to Cyclo’s Specialty Chemicals business. The identifiable intangible assets associated with Customer Relationships are being amortized on a straight-line basis over their preliminary estimated useful lives of eight years. IPR&D is considered an indefinite lived asset.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(in thousands)	Three months ended October 31, 2024
Revenue	$362
Loss from operations	(13,414)
Net loss attributable to common stockholders	(11,699)

The pro forma loss from operations for the three months ended October 31, 2024 includes $1.2 million of transaction costs related to the Merger, of which $0.7 million was incurred by Cyclo and $0.5 million was incurred by Rafael.

NOTE 4 – INVESTMENT IN CYCLO THERAPEUTICS, LLC.

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

The Company elected to account for its investment in Cyclo under the fair value option, with subsequent changes in fair value recognized as Unrealized (gain) loss on investment - Cyclo in the consolidated statements of operations and comprehensive loss. During the three months ended October 31, 2024, the Company recognized an unrealized loss of $4.4 million related to its investment in Cyclo common stock and warrants.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 6 – INTERCOMPANY LINE OF CREDIT

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

RP Finance had funded a cumulative total of $21.9 million to Cornerstone under the RPF Line of Credit, of which the Company had funded a cumulative total of $9.375 million in accordance with its 37.5% ownership interests in RP Finance. During fiscal year 2022, the amounts funded had been fully reserved.

On March 13, 2024, Cornerstone and RP Finance amended the RPF Line of Credit agreement. to (i) extend the maturity date of the approximately $21.9 million in borrowings thereunder to May 31, 2028, (ii) limit the number of shares to be issued thereunder in respect of anti-dilution protection provided for therein in connection with the Cornerstone Restructuring and to provide RP Finance 3,658,368 shares of post-Reverse Stock Split Cornerstone Common Stock so that following the transaction, RP Finance holds six percent (6%) of the outstanding Common Stock of Cornerstone (the “RPF 6% Top Up Shares”), (iii) terminate any anti-dilution protection in respect of such ownership interest following consummation of the transaction, and (iv) terminate all future lending obligations of RP Finance under the RPF Line of Credit (as so amended, the “Amended RPF Line of Credit”).

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

NOTE 7 - CONVERTIBLE NOTES PAYABLE

As of October 31, 2025, Cornerstone has $659 thousand in principal, and $256 thousand of accrued interest thereon, of Series C Convertible Notes outstanding (the “Series C Convertible Notes”). The Series C Convertible Notes accrue interest at a rate of 3.5% per annum and are due, together with accrued interest, one year (unless amended) from the date of issuance and automatically accelerate upon the sale of Cornerstone in its entirety or the sale or license of substantially all of Cornerstone’s assets or intellectual property. The Series C Convertible Notes (including all accrued and unpaid interest thereon) automatically convert into the same class of securities (including stock warrants) sold in the Cornerstone’s equity financing (i) where Cornerstone receives gross proceeds of at least $10,000,000 from Institutional Investors (a “Qualified Financing”), or (ii) from an underwritten initial public offering (“IPO”). The conversion price of the Series C Convertible Notes upon a Qualified Financing shall be the lesser of (i) 90% of the price per share (or unit) at which the securities in the Qualified Financing are sold, or (ii) $1.25 price per share (or unit) (whichever is less) at the holder’s selection of (i) or (ii), and 90% of the share price per share (or unit) at which securities in an IPO are first sold.

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

Of the Series C Convertible Notes outstanding as of October 31, 2025:

(a) Series C Convertible Notes with an aggregate principal amount of $608 thousand were not amended in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes as of October 31, 2025 is $237 thousand and is recorded in accrued expenses on the consolidated balance sheet. In the Cornerstone Acquisition, Rafael recorded these Series C Convertible Notes as current liabilities at the value of their aggregate principal amount of $614 thousand, and $205 thousand of accrued interest thereon recorded in accrued expenses on the consolidated balance sheet as of the date of the Cornerstone Acquisition, as these values approximate their fair values. As of October 31, 2025, these Series C Convertible Notes are currently in default as they are beyond the maturity date; and

(b) Series C Convertible Notes with an aggregate principal amount of $52 thousand were amended in the Cornerstone Restructuring to (i) extend the maturity date thereof to May 31, 2028 and (ii) provide that, on conversion thereof, the converting holder will receive shares of Cornerstone Common Stock. The holders of these amended Series C Convertible Notes that remain outstanding waived such holders’ rights in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes as of October 31, 2025 is $19 thousand. In the Cornerstone Acquisition, Rafael recorded these Series C Convertible Notes as noncurrent liabilities at their fair value of $70 thousand, which considers the aggregate principal plus accrued interest. The Company will accrete the fair value of these Series C Convertible Notes to the value of the principal plus accrued interest thereon as of the date of the Cornerstone Acquisition as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of these amended Series C Convertible Notes.

During the three months ended October 31, 2025, the Company entered into settlement agreements with three holders of Series C Convertible Notes. Under these agreements, the Company settled a combined principal and interest balance of $26 thousand and $10 thousand, respectively, for cash payments totaling approximately $2 thousand. The Company recognized a gain on settlement of convertible notes of $34 thousand, which is included in other income, net on the consolidated statements of operations and comprehensive loss.

During the three months ended October 31, 2025, the Company recorded $6 thousand of interest expense in relation to the Cornerstone Series C Convertible Notes to interest expense on the consolidated statements of operations and comprehensive loss.

During the three months ended October 31, 2024, the Company recorded $9 thousand of interest expense in relation to the Cornerstone Series C Convertible Notes, to interest expense on the consolidated statements of operations and comprehensive loss.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	October 31, 2025	July 31, 2025
	(in thousands)
Accrued expenses, current
Accrued severance expenses	$1,022	$1,179
Accrued bonuses	948	814
Accrued professional fees	549	407
Accrued interest	237	235
Accrued clinical trial expense	896	571
Other accrued expenses	208	98
Total accrued expenses, current	3,860	3,304

Creditor payable, noncurrent	3,751	3,602
Accrued severance, noncurrent	147	293
Total accrued expenses, noncurrent	3,898	3,895
Total accrued expenses	$7,758	$7,199

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

As part of the Cornerstone Acquisition, the creditor payable was recognized by the Company as an assumed liability and measured at its fair value of $2.7 million as of the date of the Cornerstone Acquisition. The Company will accrete the fair value of the creditor payable to the amount payable of $8.5 million owed to the Creditor as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of the forbearance agreement through July 31, 2033. The Company recorded $156 thousand of accretion in relation to the creditor payable recorded to interest expense in the consolidated statements of operations and comprehensive loss for both the three months ended October 31, 2025 and 2024.

The carrying value of the creditor payable was $3.8 million and $3.6 million as of October 31, 2025 and July 31, 2025, respectively, and is included in accrued expenses, noncurrent on the consolidated balance sheets.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – CONVERTIBLE NOTES RECEIVABLE

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

In March 2025, Day Three Labs Manufacturing received a convertible promissory note with a principal amount of $500 thousand from SoRSE Technology Corporation (“SoRSE”), a Delaware corporation, as part of the DTLM Sale Transactions. The note bears interest at an annual rate of 4%, commencing on the 91st day following the issuance date. The outstanding principal and accrued interest due under the note will automatically convert into shares of common stock of SoRSE upon the occurrence of a qualified sale or financing transaction, as defined in the note. If the note has not been fully converted prior to its September 2026 maturity date, Day Three Labs Manufacturing may convert all or any portion of the outstanding principal and accrued interest into the most senior class or series of capital stock of SoRSE.

The Company’s convertible notes receivable are classified as available-for-sale and recorded at fair value (see Note 10).

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

The Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of October 31, 2025 and July 31, 2025 are as follows:

	October 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Convertible notes receivable classified as available-for-sale	$—	$—	$1,858	$1,858
Total	$—	$—	$1,858	$1,858

	July 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Convertible notes receivable classified as available-for-sale	—	—	1,858	1,858
Total	$—	$—	$1,858	$1,858

As of October 31, 2025 and July 31, 2025, the Company did not have any liabilities measured at fair value on a recurring basis.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Balance, beginning of period	$1,858	$10,148
Withdrawal from Hedge Fund Investments	—	(2,547)
Unrealized loss on Cyclo Warrants	—	(391)
Funding of Cyclo Convertible Notes	—	9,000
Change in fair value of Cyclo Convertible Notes	—	(1,588)
Change in fair value of Convertible note receivable	—	15
Balance, end of period	$1,858	$14,637

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

NOTE 11 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	October 31, 2025	July 31, 2025
	(in thousands)
Accounts receivable - third party	$522	$777
Accounts receivable - related party	136	95
Less allowance for credit losses	(245)	(245)
Accounts receivable, net	$413	$627

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 31, 2025	July 31, 2025
	(in thousands)
Building and improvements	$2,505	$2,505
Machinery and equipment	21	22
Other	63	81
	2,589	2,608
Less accumulated depreciation and amortization	(1,027)	(1,012)
Total	$1,562	$1,596

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense and amortization expense pertaining to property and equipment was approximately $18 thousand and $48 thousand for the three months ended October 31, 2025 and 2024, respectively.

NOTE 13 - GOODWILL AND INTANGIBLE ASSETS

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

Goodwill

The following is a summary of goodwill by reportable segment as of October 31, 2025 and July 31, 2025:

	Healthcare	Real Estate	Infusion Technology	Consolidated
	(in thousands)
Balance as of July 31, 2025	$19,939	$—	$—	$19,939

Balance as of October 31, 2025	$19,939	$—	$—	$19,939

IPR&D

The Company has acquired in-process research and development intangible assets pursuant to a business combination. These IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts.

The following is a summary of in-process research and development as of October 31, 2025 and July 31, 2025:

(in thousands)
Balance as of July 31, 2025	$31,575

Balance as of October 31, 2025	$31,575

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets

The following is a summary of intangible assets at October 31, 2025:

	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Customer Relationships	8	$1,040	$(78)	$962
Total Intangible Assets		$1,040	$(78)	$962

The following is a summary of intangible assets at July 31, 2025:

	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Customer Relationships	8	$1,040	$(46)	$994
Total Intangible Assets		$1,040	$(46)	$994

Amortization expense for the next five years and thereafter for intangible assets is estimated to be as follows for years ending:

Year Ending July 31,	(in thousands)
2026	$98
2027	130
2028	130
2029	130
2030	130
Thereafter	344
Total	$962

Amortization of intangible assets totaled $32 thousand and $38 thousand for the three months ended October 31, 2025 and 2024, respectively, and is included in depreciation and amortization expense within the consolidated statements of operations and comprehensive loss.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s potentially dilutive securities which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended October 31,
	2025	2024
Shares issuable upon exercise of stock options	1,676,670	638,409
Shares issuable upon vesting of restricted stock	455,875	478,553
Shares issuable upon exercise of warrants	1,058,119	—
	3,190,664	1,116,962

The diluted loss per share computation equals basic loss per share for the three months ended October 31, 2025 and 2024, because the Company had a net loss in both such periods and the impact of the assumed vesting of restricted shares, exercise of stock options, and exercise of warrants would have been anti-dilutive.

The following table summarizes the basic and diluted loss per share calculations (in thousands, except for share and per share amounts):

	Three Months Ended October 31,
	2025	2024
Numerator:
Net loss	$(9,797)	$(9,211)
Net income (loss) attributable to noncontrolling interests	19	(205)
Net loss attributable to Rafael Holdings, Inc.	$(9,816)	$(9,006)

Denominator:
Weighted average diluted shares	51,184,407	24,062,854

Loss per share attributable to common stockholders
Basic and diluted	$(0.19)	$(0.37)

NOTE 15 – RELATED PARTY TRANSACTIONS

IDT Corporation

IDT Corporation (“IDT”), a related party through common ownership and some common members of management, has historically maintained a due to/from balance that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT as the relevant persons were also providing services to IDT. IDT billed the Company approximately $88 thousand and $70 thousand for services during the three months ended October 31, 2025 and 2024, respectively, of which $88 thousand and $59 thousand is included in due to related parties as of October 31, 2025 and July 31, 2025, respectively.

IDT currently leases approximately 3,600 square feet of office space and parking space in our real estate asset. The Company invoiced IDT approximately $30 thousand and $27 thousand for the three months ended October 31, 2025 and 2024, respectively. As of October 31, 2025 and July 31, 2025, IDT owed the Company approximately $133 thousand and $93 thousand, respectively, for office rent and parking plus Israeli value added tax.

Related Party Rental Income

The Company leased space to related parties (including IDT Corporation – see above) which represented approximately 13% and 21% of the Company’s total revenue for the three months ended October 31, 2025 and 2024, respectively.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Howard S. Jonas, Chairman of the Board, Former Chief Executive Officer

On May 6, 2025, the Company entered into a Standby Purchase Agreement with Howard S. Jonas. The agreement was entered into in connection with a $25.0 million rights offering of Class B common stock undertaken by the Company at a subscription price of $1.28 per share (the “Rights Offering”). Eligible stockholders received non-transferable rights to purchase shares. The agreement also provided that within 10 days after the closing of the Rights Offering, Mr. Jonas would purchase, or cause other parties to purchase, from the Company in a private placement, any shares of Class B common stock included in the Rights Offering that were not subscribed for and purchased by other eligible stockholders for the same subscription price of $1.28.

Following the expiration of the Rights Offering on June 4, 2025, certain related parties of Howard S. Jonas purchased 16,386,020 shares of Class B common stock in a private placement for approximately $21.0 million, representing the unsubscribed portion of the offering. No fees were paid to Mr. Jonas for his commitment nor did the Company reimburse Mr. Jonas for any expenses related thereto. As of October 31, 2025, Mr. Jonas has voting power over 787,163 shares of Class A common stock (which are convertible into shares of Class B common stock on a 1-for-1 basis) and 14,050,076 shares of Class B common stock, approximately 28% of the Company’s Class B Common Stock, representing approximately 51% of the combined voting power of the Company’s outstanding capital stock.

NINA Medical Ltd.

On September 21, 2025, the Company entered into the Second Series Seed Preferred Share Purchase Agreement with NINA Medical Ltd. (“NINA”), pursuant to which the Company invested $500,000 in exchange for 86,983 Series Seed Preferred Shares, representing 6.3% of NINA’s outstanding shares. In connection with the investment, the Company also received a warrant to purchase an additional 173,965 Seed Preferred Shares at an exercise price per share equal to $5.75, with a term of five years from the date of issuance.

The Seed Preferred Shares are convertible at the holder’s option into ordinary shares without additional consideration and will automatically convert into ordinary shares upon a qualified IPO or upon the affirmative vote or written consent of the majority of the holders of preferred shares. Howard S. Jonas holds an indirect investment in NINA. For so long as these combined investments (that of the Company and Howard S. Jonas) represent more than 10% of the NINA’s issued share capital, the investors are collectively entitled to designate one director, who can serve as Chairman of the Board of Directors of NINA (the “Seed Director”). Howard S. Jonas is currently serving as the Seed Director.

NOTE 16 – INCOME TAXES

During the three months ended October 31, 2025 and 2024, the Company recognized a provision for income taxes of $10 thousand and $12 thousand on losses before income tax of $9.8 million and $9.2 million, respectively. The change in income tax expense in relation to the loss before income tax was primarily due to differences in the amount of taxable loss in the various taxing jurisdictions and the associated valuation allowances.

NOTE 17 – BUSINESS SEGMENT INFORMATION

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Healthcare segment is comprised of a majority equity interest in LipoMedix, Barer, Cornerstone, Cyclo, and Rafael Medical Devices. Following the Cyclo Merger, the Healthcare segment generated $154 thousand of product revenue during the three months ended October 31, 2025.

The Real Estate segment consists of the Company’s real estate holdings, which are currently comprised of a portion of one commercial building in Israel.

The Infusion Technology segment is comprised of a majority equity interest in Day Three. Revenues associated with the Infusion Technology segment include Infusion Technology revenue derived from Day Three’s UnloktTM technology.

Operating results for the business segments of the Company are as follows:

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Three Months Ended October 31, 2025
Product revenue	$154	$—	$—	$154
Rental – Third Party	—	—	56	56
Rental – Related Party	—	—	30	30

COSTS AND EXPENSES
Cost of product revenue	(9)	—	—	(9)
General and administrative	(2,752)	(29)	(57)	(2,838)
Research and development	(7,484)	—	—	(7,484)
Depreciation and amortization	(33)	—	(17)	(50)
Income (loss) from operations	$(10,124)	$(29)	$12	$(10,141)

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Three Months Ended October 31, 2024
Infusion technology revenue	$—	$51	$—	$51
Rental – Third Party	—	—	50	50
Rental – Related Party	—	—	27	27

COSTS AND EXPENSES
Cost of Infusion Technology revenue	—	(37)	—	(37)
General and administrative	(2,290)	(112)	(121)	(2,523)
Research and development	(1,161)	(165)	—	(1,326)
Depreciation and amortization	(71)	—	(15)	(86)
Income (loss) from operations	$(3,522)	$(263)	$(59)	$(3,844)

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation between loss from operations by reportable segment to consolidated net loss before income taxes for the three months ended October 31, 2025 and 2024, is as follows:

(in thousands)	October 31, 2025	October 31, 2024
(Loss) income from operations by segment
Healthcare	$(10,124)	$(3,522)
Infusion Technology	(29)	(263)
Real Estate	12	(59)
Total	(10,141)	(3,844)

Reconciliation to loss before income taxes:
Interest income	399	568
Realized gain on available-for-sale securities	—	194
Unrealized loss on investment - Cyclo	—	(4,365)
Unrealized loss on convertible notes receivable, due from Cyclo	—	(1,588)
Interest expense	(160)	(162)
Other income (loss), net	115	(2)
Loss before income taxes	$(9,787)	$(9,199)

Geographic Information

Healthcare Segment

Revenue from the Healthcare segment was generated primarily from customers located in the United States. During the three months ended October 31, 2025, product revenue from the Healthcare Segment generated from customers outside of the United States was nominal.

Infusion Technology Segment

Revenue from the Infusion Technology segment was generated entirely from customers located in the United States.

Real Estate Segment

Revenue from the Real Estate segment was generated entirely from tenants located in Israel.

Assets

Net property, plant and equipment and total assets summarized by geographic area are as follows:

(in thousands)	United States	Israel	Total
October 31, 2025
Property, plant and equipment, net	$305	$1,257	$1,562
Total assets	$103,093	$2,282	$105,375

July 31, 2025
Property, plant and equipment, net	$321	$1,275	$1,596
Total assets	$111,954	$2,155	$114,109

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

One worldwide license agreement requires Cornerstone to reimburse the other party for costs associated with filing and defending various patents worldwide. Payment obligations under this license agreement remain in effect until the last underlying patents granted under the license agreement expire in their respective countries. The last patent expired in 2019. License maintenance fees are currently $20,000 per year and continue for the term of the agreement, which expires in 2026. The license maintenance fees are replaced by minimum royalties of $10,000 during the first year following governmental approval to market products and escalates to $1,000,000 during the term of the agreement. Cornerstone is also responsible to pay fees on any sub-licensing of the licensed patents. Cornerstone may credit each annual license maintenance fee in full against all royalties and sublicensing fees due during the same calendar year. Cornerstone may terminate the license agreement upon 90 days’ notice. Either party may terminate the license agreement if the other party commits any material breach of any covenant or promise and does not cure such breach within 30 days of the receipt of written notice of such material breach. In May 2017, Cornerstone renegotiated the agreement referred to as the “second license” In exchange for a waiver of certain product development milestones, Cornerstone modified the agreement to pay a low single digit percentage royalty for a duration of five years on Net Sales of product sold after the expiration of the licensed patent and potentially up to eight years. As of October 31, 2025, there are no products being marketed which are covered by the patents under the license agreement.

The remaining minimum payments required under the license agreement, assuming the agreement is not terminated by Cornerstone, excluding any escalation for receiving government marketing approval subsequent to July 31, 2018, are $20,000 per year. The agreement may continue until January 1, 2029 (if not earlier terminated).

Cornerstone’s second license continues until the termination of the later of the last to expire patent or royalty obligation under the agreement on a country-by-country basis (currently, or as otherwise provided in the license agreement). Fifty percent of the maintenance fee payments, up to $1.1 million, may be credited against the potential future royalty payments, calculated on a single digit percentage of net sales, as defined, that Cornerstone would have to make to the license holder should royalties be paid. The agreement may be terminated on 15 days’ written notice after default by the other party if said default is not cured within 30 days of receipt of notice by the defaulting party. In addition, Cornerstone may terminate the agreement on 15 days’ written notice to the license holder. Royalties are due based on Gross Sales, as defined, for products sold relating to patented and unpatented technology, and shall terminate on the 15th anniversary of the first commercial sale of the product in the corresponding country or territory. Sublicense payments are due in connection with any sublicense fees received relating to patented and non-patented products related to the patented technology and proprietary know-how, as provided in the agreement. As of October 31, 2025, there were no products being marketed which are covered by the patents under the license agreement. There were no additional annual license maintenance fees required beyond 2010.

As part of a royalty agreement, Cornerstone is obligated to pay royalties, based upon percentage (low single digit) of net sales, to Altira Capital and Consulting LLC (“Altira”), a consolidated subsidiary of the Company. The royalty obligations remain in effect, on a country-by-country basis, until the last to expire patent claims associated with such products and services expire or are no longer in force. No payments have been made in connection with a royalty pool. As of October 31, 2025, the last to expire patent claim is to remain in force until fiscal year 2034.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Release Agreements

On August 4, 2025, John Goldberg resigned as the Chief Medical Officer of the Company effective July 31, 2025. In connection with Dr. Goldberg’s departure, the Company entered into a general release agreement pursuant to which Dr. Goldberg will receive severance in the amount of $218,195 and, in lieu of any entitlement for a performance bonus for the Company’s fiscal year 2025, the Company issued to Dr. Goldberg 99,429 shares of the Company’s Class B common stock which vested on November 10, 2025. On August 12, 2025, in connection with the separation, Dr. Goldberg also entered into a consulting agreement with the Company providing for annual fees of $100,000 and the accelerated vesting on November 10, 2025, of all stock options and restricted stock in the Company previously granted to Dr. Goldberg. During the three months ended July 31, 2025, the Company recognized $218,195 of severance expense to be paid subsequent to year end and approximately $96,000 of expense related to the shares to be issued related to the general release agreement with Dr. Goldberg which was included in research and development expense. During the three months ended October 31, 2025, the Company recognized $250,700 of expense related to the accelerated vesting of outstanding stock options and restricted stock in the Company which is included in research and development expense in the consolidated statements of operations and comprehensive loss.

On July 31, 2025, N. Scott Fine resigned as the Chief Executive Officer of Cyclo Therapeutics. In connection with Fine’s departure, the Company entered into a general release agreement pursuant to which Fine will receive severance in the amount of $852,168, which will be paid to Fine semi-monthly in thirty-six (36) equal installments of $23,671.34 (less applicable taxes and withholdings). Effective August 1, 2025, Fine was named Vice-Chairman of the Board of Directors of the Company. Fine’s outstanding and unvested equity awards shall continue to vest, in accordance with the terms of the 2021 Equity Incentive Plan and Cyclo Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan through the last day of Employee’s service as Vice-Chairman of the Company. The Company recognized $852,168 of severance expense during the three months ended July 31, 2025 related to the general release agreement with Fine which was included in general and administrative expense.

NOTE 19 – EQUITY

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

Equity Incentive Plans

In March 2018, the Company established its 2018 Equity Incentive Plan. On January 19, 2022, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan and, following January 19, 2022, no new grants are to be awarded under the 2018 Equity Incentive Plan. Existing grants under the 2018 Equity Incentive Plan were not be impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants, and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. On January 19, 2022, the Company filed a Registration Statement on Form S-8 registering 1,919,025 shares of Class B common stock reserved for issuance under the 2021 Plan. On November 28, 2022, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 696,770, which the stockholders approved on January 23, 2023. On January 9, 2025, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 750,000, which the stockholders approved on January 13, 2025. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 3,365,795 shares. As of October 31, 2025, there were 29,892 shares still available for issuance under the 2021 Plan.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2025	1,652,112	$6.65	8.26	$—
Granted	24,558	1.38	2.00	—
Expired	—	—	—	—
Cancelled / Forfeited	—	—	—	—
Outstanding at October 31, 2025	1,676,670	$6.31	7.97	$—
Exercisable at October 31, 2025	917,485	$9.72	7.32	$—

At October 31, 2025, there were unrecognized compensation costs related to non-vested stock options of $608 thousand, which are expected to be recognized over the next 3.4 years.

The determination of the fair value of options granted during the three months ended October 31, 2025 used the following assumptions and key inputs:

October 31, 2025
Risk-free interest rate	3.74%
Expected term (in years)	5.72
Expected volatility	88%
Expected dividend yield	—%

The weighted average fair value per share of stock options granted for the three months ended October 31, 2025 was $1.02.

Rafael Medical Devices Stock Options

The Rafael Medical Devices 2022 Equity Incentive Plan (the “RMD 2022 Plan”) was created and adopted by Rafael Medical Devices in May 2022. The RMD 2022 Plan allows for the issuance of up to 10,000 shares of Class B common stock which may be awarded in the form of incentive stock options or restricted shares.

In connection with the conversion of Rafael Medical Devices from a Delaware corporation to a Delaware limited liability company, Rafael Medical Devices adopted the Rafael Medical Devices, LLC 2023 Equity Incentive Plan (the “RMD 2023 Plan”) in August 2023. The RMD 2023 Plan allows for issuance of up to 46,125 Class A Units. There were 16,872 Units available for issuance under the RMD 2023 Plan as of October 31, 2025.

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

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity for Rafael Medical Devices, LLC is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2025	16,228	$10.00	8.01	$—
Cancelled / Forfeited	—	—	—	—
Outstanding at October 31, 2025	16,228	$10.00	7.76	$—
Exercisable at October 31, 2025	16,228	$10.00	7.76	$—

At October 31, 2025, the total unrecognized compensation related to stock option awards granted was $96 thousand, which the Company expects to recognize over a weighted average period of approximately 1.8 years.

Cornerstone Stock Options

Cornerstone has outstanding stock options and non-qualified options to purchase Cornerstone’s common stock which were granted under Cornerstone’s 2009 and 2018 Stock Incentive Plans (the “Cornerstone Plans”), as well as additional options issued during a prior capital raise.

At October 31, 2025, there were 1,004,341 options outstanding granted under the Cornerstone Plans that are vested with a weighted average exercise price of $24.17 per share and a weighted average remaining contractual term of 4.4 years. The fair value of outstanding options granted under the Cornerstone Plans assumed during the Cornerstone Acquisition were determined to be de minimis.

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

As part of the Cornerstone Restructuring, Cornerstone increased the available reserve of Cornerstone Common Stock for grant to employees, consultants and other service providers to approximately 10% of Cornerstone’s capital stock following the Cornerstone Restructuring, the Mandatory Common Conversion and the Reverse Stock Split (the “Reserve Increase”) but prior to the issuance of the RPF 6% Top Up Shares or any shares to the holders of the Remaining Series C Convertible Notes after the Closing.

Replacement Warrants

As part of the Merger with Cyclo, all outstanding warrants to purchase Cyclo Common Stock (other than those held by Rafael, which were cancelled, and those which were settled in cash) were automatically converted into warrants to purchase 1,087,100 shares of Rafael Class B common stock, at an adjusted exercise price per share based upon the Exchange Ratio.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the number of common stock warrants outstanding:

Replacement Warrants issued as part of the Cyclo Merger on March 25, 2025	1,087,100
Expired	(28,981)
Warrants outstanding, October 31, 2025	1,058,119

The following table presents the number of common stock warrants outstanding, their exercise price, and expiration dates as of October 31, 2025 (the names below refer to the related Cyclo transaction prior to the Merger):

Name	Warrants Issued	Exercise Price	Expiration Date
December 2018 Units Offering Warrant	12,407	$184.41	12/21/2025
August 2020 PIPE Warrant	64,543	$42.56	8/27/2027
2020 Public Offering	380,253	$14.19	12/11/2025
Placement Agent Warrants December 2020 Maxim	20,268	$17.73	12/11/2025
April 2023 PIPE Warrants	253,280	$2.01	4/20/2030
October 2023 Warrant Exchange	327,368	$2.70	10/23/2027
	1,058,119

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

On June 13, 2025, the Company issued 118,596 shares of Class B restricted stock to Howard S. Jonas.

On September 2, 2025, the Company issued 99,429 shares of Class B restricted stock to John Goldberg, a consultant of the Company.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2025	416,720	$2.99
Granted	99,429	1.50
Cancelled / Forfeited	—	—
Vested	(60,274)	2.23
Non-vested shares at October 31, 2025	455,875	$1.85

At October 31, 2025, there was $476 thousand of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 3.2 years.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the stock-based compensation expense for the Company’s equity incentive plans is presented below (in thousands):

	For the Three Months Ended October 31,
	2025	2024
General and administrative	$170	$320
Research and development	428	39
Total stock-based compensation expense	$598	$359

NOTE 20 – LEASES

The Company is the lessor of the Israeli property which is leased to tenants under net operating leases expiring in 2027. Lease income included on the consolidated statements of operations and comprehensive loss was $86 thousand and $77 thousand for the three months ended October 31, 2025 and 2024, respectively. During the three months ended October 31, 2025 and 2024, no real estate property taxes were included in rental income.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of October 31, 2025, under a non-cancellable operating lease are as follows (in thousands):

Years Ending July 31,	Total
2026	$137
2027	188
2028	31
Total Minimum Future Rental Income	$356

NOTE 21 - EMPLOYEE RETENTION CREDITS

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

As of July 31, 2025, the Company accrued for the total $272 thousand as other receivables on the consolidated balance sheet. Additional ERC of $933 thousand was acquired in the Cyclo Merger and is included in other receivables on the consolidated balance sheet as of July 31, 2025. All ERC and accrued interest due to the Company was received in full in the three months ended October 31, 2025.

NOTE 22 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure and or recognition in the financial statements through the date that the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Quarterly Report. The forward-looking statements are made as of the date of this Quarterly Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report.

Overview

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a biotechnology company that develops pharmaceuticals and holds interests in clinical and early-stage companies that develop pharmaceuticals and medical devices. The Company’s lead candidate is Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder. We also hold: (i) a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company:; (ii) Barer Institute Inc. (“Barer”), a wholly-owned cancer research focused operation whose operations have been substantially streamlined; (iii) and a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company; (iv) a majority interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries; and (v) a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing product offerings enabling those third-party manufacturers to bring to market better, cleaner, more precise and predictable versions of their product by utilizing Day Three’s technology. Our primary focus is to finish development of Trappsol® Cyclo™ through the completion of its ongoing pivotal Phase 3 clinical trial and bring that product to regulatory approval and market, and to expand its investment portfolio through opportunistic and strategic investments, including in therapeutics, that address high unmet medical needs. We are currently evaluating our other holdings to ensure the future focus of our resources on core assets and specifically the Trappsol® Cyclo™ clinical and development efforts.

Historically, we owned real estate assets. As of October 31, 2025, we hold a portion of a commercial building in Jerusalem, Israel as our sole remaining real estate asset.

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

LipoMedix is a clinical stage Israeli company focused on the development of a product candidate that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of October 31, 2025, our ownership interest in LipoMedix was approximately 95%. As needed, we provide debt or equity funding to Lipomedix to support its development and clinical efforts. LipoMedix is currently exploring strategic options for its lead candidate, including potential licensing opportunities, collaborations with industry partners, and investigator-initiated studies.

In 2019, we established Barer, originally as a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds designed to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer was comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s majority owned subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Dr. Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, we resolved to curtail its early-stage development efforts, including pre-clinical research at Barer and has, since that date, ceased almost all of such activity. Since then, we have sought partners for Farber programs and has entered into a license agreement for one of its technologies that is in the pre-clinical research stage with the Ludwig Institute of Cancer Research and has transferred majority ownership of another one of its technologies, SHMT, to a new company, Forme Therapeutics, that is being managed by Dr. Joshua Rabinowitz with the goal of developing SHMT while seeking out external investment and partnerships. Going forward, we expect that Barer will primarily operate as an entity holding interest in these two cancer-focused opportunities.

On March 13, 2024, Cornerstone consummated a restructuring of its outstanding debt and equity interests (the “Cornerstone Restructuring”). As a result of the Cornerstone Restructuring, Rafael became a 67% owner of the issued and outstanding common stock of Cornerstone (the “Cornerstone Acquisition”), and Cornerstone became a consolidated subsidiary of Rafael. We are currently reviewing Cornerstone’s current efforts, prospects and available resources to determine the optimal operational direction.

In May 2021, we formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, Rafael Medical Devices sold an aggregate 31.6% equity interest to third parties for $925,000. In February 2025, we invested approximately $582,000 in cash, and Rafael Medical Devices raised approximately $45,000 from third parties in exchange for Rafael Medical Devices’ Class A Units. We currently hold a 73% equity interest in Rafael Medical Devices. On December 11, 2024, Rafael Medical Devices received a substantial equivalence determination for the VECTR System from the Food and Drug Administration (“FDA”) in response to Rafael Medical Devices’ 510(k) premarket notification. The FDA’s clearance of the VECTR System is for use in minimally invasive ligament or fascia release surgeries, such as carpal tunnel release in the wrist and cubital tunnel release in the elbow. The VECTR System has been classified into Class II and is subject to special controls (performance standards). Rafael Medical Devices’ development of future products will depend upon the success of the VECTR System and our Company’s ability to identify attractive opportunities in the marketplace.

In January 2024, we entered into a series of transactions with Day Three and certain of its shareholders, acquiring a controlling interest in Day Three and subsequently consolidating Day Three’s results (the “Day Three Acquisition”). On March 14, 2025, Day Three Labs Manufacturing, a majority owned subsidiary of Day Three, entered into an Asset Purchase Agreement and Licensing Agreement, pursuant to which they sold assets and licensed certain applications of their Unlokt™ technology used in their cannabinoid ingredient manufacturing business.

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

Healthcare segment

Results of operations for our Healthcare segment were as follows:

	Three Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands)
Product revenue	$154	$—	$154	100%
Cost of product revenue	(9)	—	(9)	(100)%
General and administrative	(2,752)	(2,290)	(462)	(20)%
Research and development	(7,484)	(1,161)	(6,323)	(545)%
Depreciation and amortization	(33)	(71)	38	54%
Loss from operations	$(10,124)	$(3,522)	$(6,602)	(187)%

The Healthcare segment is comprised of the activities of Barer, LipoMedix, Farber, Cornerstone, Cyclo, and Rafael Medical Devices. As of October 31, 2025, we held a 100% interest in Barer and Cyclo, a 95% interest in LipoMedix, a 93% interest in Farber, a 67% interest in Cornerstone, and a 73% interest in Rafael Medical Devices.

Product revenue. Total revenue for the Healthcare segment for the three months ended October 31, 2025, increased to approximately $0.2 million compared to $0 for the three months ended October 31, 2024. This increase is primarily due to the inclusion of product revenue generated by Cyclo following the Cyclo Merger in March 2025.

General and administrative expenses. General and administrative expenses consist mainly of payroll, stock-based compensation expense, benefits, facilities, consulting and professional fees. The increase in general and administrative expenses during the three months ended October 31, 2025 compared to the three months ended October 31, 2024 is primarily due to the consolidation of Cyclo’s general and administrative expenses, amounting to $0.9 million, partially offset by a decrease of $0.3 million of payroll due to terminations, and a $0.1 million decrease in stock based compensation.

Research and development expenses. Research and development expenses increased for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. Research and development expenses are derived from activity at Cyclo, Barer, LipoMedix, Farber, Cornerstone, and Rafael Medical Devices. The increase is primarily due to the consolidation of Cyclo’s research and development expenses, amounting to $6.3 million, an increase in stock based compensation expense of $0.4 million, offset by a $0.2 million decrease in payroll due to terminations and a $0.2 million decrease in clinical trial and other expenses, excluding Cyclo.

Infusion Technology segment

Results of operations for our Infusion Technology segment were as follows:

	Three Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands)
Infusion Technology revenue	$—	$51	$(51)	(100)%
Cost of Infusion Technology revenue	—	(37)	37	100%
General and administrative	(29)	(112)	83	74%
Research and development	—	(165)	165	100%
Loss from operations	$(29)	$(263)	$234	89%

The Infusion Technology segment is comprised of our majority equity interest in Day Three, which was acquired in January 2024. Revenues associated with the Infusion Technology segment consist of Infusion Technology revenue derived from Day Three’s UnloktTM technology. Cost of Infusion Technology revenue includes supplies, materials, production labor, and travel costs. General and administrative expenses for the Infusion Technology segment consist mainly of payroll, insurance, software, and licenses. Research and development expenses for the Infusion Technology segment include costs related to the development of new products and services.

On March 14, 2025, Day Three Labs Manufacturing entered into the DTLM Sale Agreement, pursuant to which they sold assets and licensed certain applications of their Unlokt™ technology used in Infusion Technology services, causing an overall reduction in revenues and operating expenses during the three months ended October 31, 2025.

Real Estate segment

The Real Estate segment consists of a portion of a commercial building in Israel. Consolidated revenue, expenses and loss for our Real Estate segment were as follows:

	Three Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands)
Rental – Third Party	$56	$50	$6	12%
Rental – Related Party	30	27	3	11%
General and administrative	(57)	(121)	64	53%
Depreciation and amortization	(17)	(15)	(2)	(13)%
Income (loss) from operations	$12	$(59)	$71	(120)%

General and administrative expenses. General and administrative expenses consist mainly of real estate taxes, payroll, accounting and legal fees, as well as building operating and office expenses. The decrease in general and administrative expenses during the three months ended October 31, 2025 compared to the three months ended October 31, 2024 is primarily the result of a decrease in real estate taxes.

Consolidated Operations

Our consolidated income and expense line items below loss from operations were as follows:

	Three Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands)
Loss from operations	$(10,141)	$(3,844)	$(6,297)	(164)%
Interest income	399	568	(169)	(30)%
Realized gain on available-for-sale securities	—	194	(194)	(100)%
Unrealized loss on investment - Cyclo	—	(4,365)	4,365	100%
Unrealized loss on convertible notes receivable, due from Cyclo	—	(1,588)	1,588	(100)%
Interest expense	(160)	(162)	2	1%
Other income (loss), net	115	(2)	117	(5850)%
Loss before income taxes	(9,787)	(9,199)	(588)	(6)%
Provision for income taxes	(10)	(12)	2	(17)%
Consolidated net loss	(9,797)	(9,211)	(586)	(6)%
Net income (loss) attributable to noncontrolling interests	19	(205)	224	109%
Net loss attributable to Rafael Holdings, Inc.	$(9,816)	$(9,006)	$(810)	(9)%

Interest income. We recorded interest income of $0.4 million and $0.6 million for the three months ended October 31, 2025 and 2024, respectively. In November 2024, we sold our investments in available-for-sale securities and cash equivalents to reallocate assets to better align with our strategic goals. Accordingly, interest income has decreased due to a lower interest rate and decreased interest income earning balances.

Realized gain on available-for-sale securities. We recognized a realized gain on available-for-sale securities of $0.2 million for the three months ended October 31, 2024, related to sale and maturity activity.

Unrealized loss on investment - Cyclo. Unrealized gains and losses on investment - Cyclo are recognized as a result of changes in the fair value of our investments in Cyclo common stock and warrants which fluctuated due to the volatility of the market price of Cyclo common stock leading up to the Cyclo Merger. We recorded an unrealized loss of $4.4 million for the three months ended October 31, 2024.

Unrealized loss on convertible notes receivable, due from Cyclo. We recorded an unrealized loss of $1.6 million for the three months ended October 31, 2024 related to the change in fair value of our convertible notes receivable due from Cyclo, which were forgiven as part of the Cyclo merger and therefore not held during the three months ended October 31, 2025.

Interest expense. We recorded interest expense of $0.2 million and $0.2 million for the three months ended October 31, 2025 and 2024, respectively, related to Cornerstone’s convertible notes and creditor payable.

Other income, net. Other income, net was $0.1 million for the three months ended October 31, 2025 primarily due to the gain on sale of Cornerstone’s fixed assets of $0.1 million. Other income, net was $2 thousand for the three months ended October 31, 2024, related primarily to the dissolution of a majority owned subsidiary.

Net income (loss) attributable to noncontrolling interests. The change in the net income (loss) attributable to noncontrolling interests is primarily attributed to higher net losses at certain majority-owned subsidiaries during the three months ended October 31, 2024.

Liquidity and Capital Resources

	October 31,	July 31,	Change
	2025	2025	$	%
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$45,539	$52,769	$(7,230)	(14)%
Convertible notes receivable classified as available-for-sale	1,858	1,858	—	—%
Working capital	36,245	45,114	(8,869)	(20)%
Total assets	105,375	114,109	(8,734)	(8)%
Total equity attributable to Rafael Holdings, Inc.	85,181	94,391	(9,210)	(10)%
Noncontrolling interests	3,999	3,980	19	—%
Total equity	$89,180	$98,371	$(9,191)	(9)%

	Three Months Ended October 31,		Change
	2025	2024	$	%
Cash flows (used in) provided by:	(in thousands)
Operating activities	$(6,806)	$(3,042)	$(3,764)	(124)%
Investing activities	(430)	8,575	(9,005)	105%
Financing activities	(30)	(48)	18	38%
Effect of exchange rates on cash and cash equivalents	36	(1)	37	3700%
Increase (decrease) in cash and cash equivalents	$(7,230)	$5,484	$(12,714)	(232)%

Capital Resources

As of October 31, 2025, we held cash and cash equivalents of approximately $45.5 million. We expect the balance of cash and cash equivalents to be sufficient to meet our obligations for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

Operating Activities

For the three months ended October 31, 2025, cash used in operating activities was $6.8 million, impacted by a net loss of $9.8 million adjusted for non-cash items totaling $0.6 million. Cash generated from operating assets and liabilities primarily included the collection of other receivables of $1.2 million and accounts receivable of $0.2 million, as well as an increase in accounts payable and accrued expenses of $0.5 and a decrease in prepaid clinical trial costs of $0.2 million.

For the three months ended October 31, 2024, cash used in operating activities was $3.0 million, impacted by a net loss of $9.2 million adjusted for non-cash items totaling $5.9 million. Cash used from operating assets and liabilities primarily included the collection of $0.2 million of accounts receivable and $0.1 million of interest receivables, offset by a decrease in accounts payable and accrued expenses of $0.1 million.

Investing Activities

Cash used in investing activities for the three months ended October 31, 2025 was primarily due to the purchase of preferred shares from Nina Medical for $0.5 million, offset by proceeds of $0.1 million from the sale of property and equipment.

Cash provided by investing activities for the three months ended October 31, 2024 was primarily due to proceeds of $33.3 million from sales and maturities of available-for-sale securities., offset by purchases of available-for-sale securities of approximately $15.7 million, and purchases of $9.0 million in convertible notes receivable, due from Cyclo.

Financing Activities

Cash used in financing activities for the three months ended October 31, 2025 was primarily related to $28 thousand of payments for taxes on shares withheld for employee taxes.

Cash used in financing activities for the three months ended October 31, 2024 was primarily related to the $48 thousand of payments for taxes on shares withheld for employee taxes.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in the Critical Accounting Estimates section in Item 7 of the Annual Report on Form 10-K for fiscal year 2025.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements”, as defined in relevant SEC regulations, that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

FOREIGN CURRENCY RISK

Revenue from tenants located in Israel represented 36% and 60% of our consolidated revenues for the three months ended October 31, 2025 and 2024, respectively. The entirety of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of October 31, 2025. On March 25, 2025, the Company acquired Cyclo Therapeutics, Inc. (Cyclo) in a business combination as described in Note 3 – Cyclo Merger to our audited Consolidated Financial Statements. Management has excluded the acquired business from its assessment of the effectiveness of the disclosure controls and procedures as of October 31, 2025. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Material Weakness in the Acquired Business’s Internal Control Over Financial Reporting

As reported in Item 9A in the Company’s annual financial statements on Form 10-K, filed on October 29, 2025, on March 25, 2025, the Company acquired Cyclo in a business combination and has excluded the acquired entity from the July 31, 2025 evaluation of the effectiveness of internal control over financial reporting and disclosure controls and procedures. However, management identified a material weakness in internal control over financial reporting related to the accruals and expenses recognized at Cyclo, a wholly-owned subsidiary.

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

The material weakness described above resulted in the identification of immaterial misstatements, which were corrected within the consolidated financial statements for the year ended July 31, 2025 included in the Form 10-K filed on October 29, 2025.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified above, the Company developed a plan, which will be updated as deemed necessary, to remediate the material weakness at Cyclo, including enhancing the design of and implementing additional process-level control activities and ensuring they are properly evidenced and operating effectively. Such design and implementation control activities will include, but not be limited to:

●	Integration of Cyclo’s vendor and accounts payable management process into the Company’s existing control process;

●	Integration of Cyclo’s accrual process into the Company’s existing control process;

●	Development of Cyclo’s analytical review process; and

●	Development of Cyclo’s clinical trial accrual estimation process.

Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. The Company’s remediation efforts are underway; however, there is no assurance that the remediation efforts will be effective in the future or that additional material weaknesses will not develop or be identified.

Changes in Internal Control Over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

Legal proceedings disclosure is presented in Note 18 to our Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Item 1A to Part I of the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules.

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

Date: December 11, 2025	Rafael Holdings, Inc.

	By:	/s/ Howard Jonas
Howard Jonas
Chief Executive Officer

	By:	/s/ David Polinsky
David Polinsky
Chief Financial Officer