Form 10-Q
period 2026-01-31
Rafael Holdings, Inc.
filed 2026-03-16
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2026

or

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

The number of shares outstanding of the registrant’s common stock as of March 12, 2026 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	51,224,977 shares (excluding 101,487 treasury shares)

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31, 2026	July 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,779	$52,769
Prepaid clinical costs	3,229	1,045
Other receivables	—	1,206
Accounts receivable, net of allowance for credit losses of $245 at January 31, 2026 and July 31, 2025	295	627
Inventory	271	281
Prepaid expenses and other current assets	873	786
Total current assets	42,447	56,714

Property and equipment, net	1,545	1,596
Non-current prepaid clinical costs	244	1,399
Convertible notes receivable classified as available-for-sale	1,858	1,858
Goodwill	19,939	19,939
Intangible assets, net	929	994
In-process research and development	31,575	31,575
Investments	750	—
Other assets	28	34
TOTAL ASSETS	$99,315	$114,109

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$8,172	$6,893
Accrued expenses	2,778	3,304
Convertible notes payable	608	614
Due to related parties	733	723
Other current liabilities	66	66
Total current liabilities	12,357	11,600

Accrued expenses, noncurrent	3,483	3,895
Convertible notes payable, noncurrent	52	78
Deferred income tax liability	138	138
Other liabilities	27	27
TOTAL LIABILITIES	16,057	15,738

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of January 31, 2026 and July 31, 2025	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 51,218,790 issued and outstanding (excluding treasury shares of 101,487) as of January 31, 2026, and 50,789,697 issued and outstanding (excluding treasury shares of 101,487) as of July 31, 2025	513	508
Additional paid-in capital	323,081	322,161
Accumulated deficit	(248,496)	(232,263)
Treasury stock, at cost; 101,487 Class B shares as of January 31, 2026 and July 31, 2025	(168)	(168)
Accumulated other comprehensive income related to unrealized income on available-for-sale securities	358	358
Accumulated other comprehensive income related to foreign currency translation adjustment	3,873	3,787
Total equity attributable to Rafael Holdings, Inc.	79,169	94,391
Noncontrolling interests	4,089	3,980
TOTAL EQUITY	83,258	98,371
TOTAL LIABILITIES AND EQUITY	$99,315	$114,109

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
REVENUE
Infusion Technology	$—	$—	$—	$51
Rental – Third Party	57	48	113	98
Rental – Related Party	29	29	59	56
Product revenue	125	—	279	—
Total revenue	211	77	451	205

COSTS AND EXPENSES
Cost of Infusion Technology revenue	—	38	—	75
Cost of Product revenue	12	—	21	—
General and administrative	2,270	2,591	5,108	5,114
Research and development	4,529	947	12,013	2,273
Depreciation and amortization	55	90	105	176
Loss on impairment of goodwill	—	3,050	—	3,050
Loss from operations	(6,655)	(6,639)	(16,796)	(10,483)

Interest income	337	489	736	1,057
Realized (loss) gain on available-for-sale securities	—	(16)	—	178
Unrealized gain (loss) on investment - Cyclo	—	614	—	(3,751)
Unrealized gain (loss) on convertible notes receivable, due from Cyclo	—	486	—	(1,102)
Interest expense	(161)	(163)	(321)	(325)
Gain on settlement of accounts payable and convertible notes payable	201	—	235	—
Other (loss) income, net	(1)	(78)	80	(80)
Loss before income taxes	(6,279)	(5,307)	(16,066)	(14,506)
Provision for income taxes	(48)	(20)	(58)	(32)
Consolidated net loss	(6,327)	(5,327)	(16,124)	(14,538)

Net income (loss) attributable to noncontrolling interests	90	(686)	109	(891)
Net loss attributable to Rafael Holdings, Inc.	$(6,417)	$(4,641)	$(16,233)	$(13,647)

OTHER COMPREHENSIVE LOSS
Consolidated net loss	$(6,327)	$(5,327)	$(16,124)	$(14,538)
Unrealized gain on available-for-sale securities	—	3	—	24
Foreign currency translation adjustment	50	28	86	33
Comprehensive loss	(6,277)	(5,296)	(16,038)	(14,481)
Comprehensive income (loss) attributable to noncontrolling interests	88	(688)	105	(893)
Comprehensive loss attributable to Rafael Holdings, Inc.	$(6,365)	$(4,608)	$(16,143)	$(13,588)

Loss per share attributable to common stockholders
Basic and diluted	$(0.13)	$(0.19)	$(0.32)	$(0.57)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	51,226,095	24,150,218	51,217,699	24,121,186

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended January 31, 2026
	Common Stock, Series A		Common Stock, Series B		Additional paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Treasury Stock		Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Class B Shares	Amount	Equity
Balance at October 31, 2025	787,163	$8	50,867,964	$509	$322,730	$(242,079)	$4,181	$3,999	101,487	$(168)	$89,180
Net loss	—	—	—	—	—	(6,417)	—	90	—	—	(6,327)
Stock-based compensation	—	—	374,200	4	383	—	—	—	—	—	387
Shares withheld for payroll taxes	—	—	(23,374)	—	(32)	—	—	—	—	—	(32)
Foreign currency translation adjustment	—	—	—	—	—	—	50	—	—	—	50
Balance at January 31, 2026	787,163	$8	51,218,790	$513	$323,081	$(248,496)	$4,231	$4,089	101,487	$(168)	$83,258

	Six Months Ended January 31, 2026
	Common Stock, Series A		Common Stock, Series B		Additional paid-in	Accumulated	Accumulated other comprehensive	Noncontrolling	Treasury Stock		Total
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	Class B Shares	Amount	Equity
Balance at July 31, 2025	787,163	$8	50,789,697	$508	$322,161	$(232,263)	$4,145	$3,980	101,487	$(168)	$98,371
Net (income) loss	—	—	—	—	—	(16,233)	—	109	—	—	(16,124)
Stock-based compensation	—	—	473,629	5	980	—	—	—	—	—	985
Shares withheld for payroll taxes	—	—	(44,536)	—	(60)	—	—	—	—	—	(60)
Foreign currency translation adjustment	—	—	—	—	—	—	86	—	—	—	86
Balance at January 31, 2026	787,163	$8	51,218,790	$513	$323,081	$(248,496)	$4,231	$4,089	101,487	$(168)	$83,258

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

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended January 31,
	2026	2025
Operating activities
Consolidated net loss	$(16,124)	$(14,538)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	105	176
(Gain) loss on sale of property and equipment	(54)	81
Gain on settlement of accounts payable and convertible notes payable	(235)	—
Realized gain on available-for-sale securities	—	(178)
Amortization of discount on available-for-sale securities	—	(285)
Loss on impairment of goodwill	—	3,050
Unrealized loss on equity investments - Cyclo	—	3,751
Unrealized loss on Convertible Notes, due from Cyclo	—	1,102
Stock-based compensation	985	861

Change in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	332	226
Interest receivable	—	515
Inventory	10	—
Prepaid expenses and other current assets	(87)	(38)
Prepaid clinical trial costs (current and non-current)	(1,029)	—
Other receivables	1,206	—
Other assets	6	15
Accounts payable and accrued expenses	962	(396)
Other current liabilities	—	(6)
Due to related parties	10	(2)
Accrued expenses, noncurrent	(412)	312
Convertible notes payable	(4)	2
Other liabilities	—	(5)
Net cash used in operating activities	(14,329)	(5,357)

Investing activities
Purchase of property and equipment	(5)	(6)
Proceeds from sale of property and equipment	70	13
Purchases of available-for-sale securities	—	(16,898)
Purchase of investments in Nina Medical	(750)	—
Proceeds from the sale and maturities of available-for-sale securities	—	80,694
Purchase of intangible assets	—	(17)
Payments for convertible notes receivable, due from Cyclo	—	(15,000)
Proceeds from hedge funds	—	2,290
Net cash (used in) provided by investing activities	(685)	51,076

Financing activities
Payments for taxes related to shares withheld for employee taxes	(60)	(75)
Cash paid to settle convertible notes payable	(2)	—
Net cash used in financing activities	(62)	(75)

Effect of exchange rate changes on cash and cash equivalents	86	—
Net (decrease) increase in cash and cash equivalents	(14,990)	45,644
Cash and cash equivalents, beginning of period	52,769	2,675
Cash and cash equivalents, end of period	$37,779	$48,319

Non-cash supplemental disclosure
Conversion of Convertible notes receivable, due from Cyclo into common stock	$—	$2,500
Withdrawal receivable from Hedge Funds included in other current assets	$—	$257

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a biotechnology company that develops pharmaceuticals and holds interests in clinical and early-stage companies that develop pharmaceuticals and medical devices. The Company’s lead candidate is Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder. The Company also holds: (i) a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical-stage pharmaceutical company; (ii) Barer Institute Inc. (“Barer”), a wholly-owned cancer research focused operation whose operations have been substantially streamlined; (iii) a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company; (iv) a majority interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries; and (v) a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to bring to market better, cleaner, more precise and predictable versions of their product by utilizing Day Three’s technology. The Company’s primary focus and goals are to finish development of Trappsol® Cyclo™ through the completion of its ongoing pivotal Phase 3 clinical trial and bring that product to regulatory approval and market, and to expand its investment portfolio through opportunistic and strategic investments, including in therapeutics, that address high unmet medical needs. The Company is currently evaluating its other holdings to ensure the future focus of its resources are on core assets and specifically Trappsol® Cyclo’s™ clinical and development efforts.

Historically, the Company owned real estate assets. As of January 31, 2026, the Company holds a portion of a commercial building in Jerusalem, Israel as its sole remaining real estate asset.

In May 2023, the Company first invested in Cyclo, a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for NPC1. NPC1 is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017, the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC1. Initial patient enrollment in the U.S. Phase I study commenced in September 2017 and in May 2020, Cyclo announced Top Line data indicating Trappsol® Cyclo™ was well tolerated in this study. Cyclo is currently conducting a Phase 3 Clinical Trial evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C1. On March 25, 2025, the Company consummated a merger with Cyclo whereby Cyclo became a wholly-owned subsidiary of the Company (the “Merger”). See Note 3 for more information on the Merger.

LipoMedix is a clinical-stage Israeli company focused on the development of a product candidate that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of January 31, 2026, the Company’s ownership interest in LipoMedix was approximately 95%. As needed, the Company provides debt or equity funding to LipoMedix to support its development and clinical efforts. LipoMedix is currently exploring strategic options for its lead candidate, including potential licensing opportunities, collaborations with industry partners, and investigator-initiated studies.

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
(Unaudited)

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

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal year 2026 refers to the fiscal year ended July 31, 2026).

Operating results for the three and six months ended January 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2026. The balance sheet at July 31, 2025 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the “2025 Form 10-K”) as filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 29, 2025.

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

Out of Period Correction

The Company identified a prior period error related to the consolidated balance of accrued expenses as of, and for the three months ended, October 31, 2025, as reported in the Company’s unaudited consolidated financial statements. The Company corrected the errors in the second quarter of fiscal 2026 consolidated financial statements through an out of period adjustment.

The Company assessed the materiality of this error on the first quarter and second quarter of fiscal 2026 consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting for Changes and Error Corrections). Based on this assessment, the Company concluded that the error and the correction of this error in the second quarter of fiscal 2026 was not material to the first quarter and the second quarter of fiscal 2026 consolidated financial statements. Accordingly, the Company corrected the immaterial error in the second quarter of fiscal 2026 consolidated financial statements which are included in this Quarterly Report on Form 10-Q.

The correction of the error in the second quarter of fiscal 2026 resulted in a decrease of Research and Development expense of $567 thousand and a decrease to Loss before Income Taxes and Net Loss Attributable to Rafael Holdings, Inc. of $567 thousand for the three months ended January 31, 2026.

Liquidity

As of January 31, 2026, the Company had cash and cash equivalents of approximately $37.8 million. The Company expects the balance of cash and cash equivalents to be sufficient to meet its obligations for at least the next 12 months from the issuance of these consolidated financial statements.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited. As of January 31, 2026, one related-party tenant represented 33% of the Company’s accounts receivable balance. As of July 31, 2025, two third-party customers and one related-party tenant represented 26%, 11%, and 11% of the Company’s accounts receivable balance, respectively.

For the three months ended January 31, 2026, one third-party customer represented 47%, one third-party tenant represented 27%, and one related-party tenant represented 14% of the Company’s total revenue. For the six months ended January 31, 2026 two third-party customers represented 33% and 13%, one third-party tenant represented 25%, and one related-party tenant represented 13% of the Company’s total revenue.

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

Reserve for Receivables

The allowance for credit losses reflects the Company’s best estimate of lifetime credit losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written off upon final determination that the trade accounts will not be collected. The computation of this allowance is based on the tenants’ or customers’ payment histories, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The Company did not recognize any credit loss expense during the three and six months ended January 31, 2026 and 2025.

Inventory and Cost of Goods Sold

Inventory consists of cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold. The Company records a specific reserve for inventory items that are determined to be obsolete. The Company determined no reserve for obsolete inventory was necessary as of January 31, 2026 and July 31, 2025.

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

At January 31, 2026, the Company held an investment of $0.75 million in preferred shares of Nina Medical Ltd, warrants to purchase additional preferred shares, and a Simple Agreement for Future Equity (“SAFE”) convertible into preferred shares (see Note 15). The preferred shares do not represent in-substance common stock as defined in ASC 323-10-15-13 through 15-19. Accordingly, the investment is not accounted for under the equity method. Instead, the preferred shares are measured in accordance with ASC 321 using the measurement alternative, as they do not have a readily determinable fair value. Under this approach, the investment is recorded at cost, adjusted for observable price changes in orderly transactions for the identical or a similar investment and for impairment.

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

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Corporate Bonds and US Treasury Bills

The Company’s marketable securities are considered to be available-for-sale as defined under ASC 320, Investments - Debt and Equity Securities, and are recorded at fair value. Unrealized gains or losses are included in accumulated other comprehensive loss. Realized gains or losses are determined using the specific identification method and are released from accumulated other comprehensive loss and into earnings on the consolidated statements of operations and comprehensive loss. The Company did not hold any corporate bonds or US Treasury bills at January 31, 2026 and July 31, 2025.

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

For the three and six months ended January 31, 2026 and 2025, the Company determined there was no impairment of its long-lived assets.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For the three and six months ended January 31, 2026, the Company determined there was no impairment of goodwill.

Due to reductions in certain operations including a layoff within the Company’s Infusion Technology segment, the Company concluded that a triggering event occurred during the three months ended January 31, 2025 under ASC 350, Intangibles - Goodwill and Other (“ASC 350”), that required the Company to assess if there was an impairment. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test, which indicated that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company recorded an impairment charge of $3.1 million related to the Infusion Technology segment’s goodwill during the three and six months ended January 31, 2025.

In-Process Research and Development

The Company has acquired in-process research and development (“IPR&D”) intangible assets pursuant to a business combination. These IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. These IPR&D assets are not amortized but reviewed for impairment analysis on an annual basis on May 31, or when events or changes in the business environment indicate the carrying value may be impaired. The process of evaluating the potential impairment of IPR&D requires significant judgment. In performing the Company’s annual IPR&D impairment test, the Company is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of any of the Company’s IPR&D assets is less than its carrying amount. In performing the qualitative assessment, the Company considers the results of clinical trials, among other factors, when evaluating whether the IPR&D asset is impaired.

Acquired IPR&D pursuant to an asset acquisition that has no alternative future use is expensed immediately as a component of in-process research and development expense in the consolidated statements of operations and comprehensive loss.

For the three and six months ended January 31, 2026 and 2025, the Company determined there was no impairment of IPR&D.

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

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Infusion Technology Revenue:

The Company’s Infusion Technology revenue is derived from Day Three’s Unlokt™ technology which is recognized in accordance with ASC 606. Day Three provides manufacturing services where it uses proprietary technology, equipment, and processes to manufacture water-soluble product for their customers at their customer facilities. Day Three is acting as a principal in the transaction, as it is primarily responsible for fulfillment and acceptability of the services. Infusion Technology revenue is recognized over time as the Company’s performance obligation is satisfied, which is generally within a 30-day period. The criterion in ASC 606-10-25-27, that the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, is met given that the customer is controlling the product as Day Three is performing the service on the customer’s premises. Revenue is recognized over the period of performance using an output method where the number of grams produced is the output, as such method best depicts the Company’s efforts to satisfy the performance obligation. Customer billings in advance of revenue recognition result in contract liabilities. As of January 31, 2026 and July 31, 2025, there were no contract liabilities recognized on the consolidated balance sheets related to Infusion Technology revenue.

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

Contingent milestone payments associated with acquiring rights to intellectual property are recognized when probable and estimable. These amounts are recorded as research and development expense when there is no alternative future use associated with the intellectual property. There were no such payment expenses during the three and six months ended January 31, 2026 and 2025.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s fiscal year ending on July 31, 2026, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

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

NOTE 3 — CYCLO MERGER

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

Upon consummation of, and as a result of, the Merger, the Company became the primary beneficiary of Cyclo, a VIE that constitutes a business. In accordance with ASC 810, the initial consolidation of a VIE that is a business is a business combination and shall be accounted for in accordance with the provisions in ASC 805, Business Combinations (“ASC 805”).

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

The Company incurred transaction costs of $0.1 and $0.2 million during the three and six months ended January 31, 2025 for consulting, legal, accounting, and other professional fees that have been expensed as general and administrative expenses, as incurred, in connection with the Merger.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

To value the acquired IPR&D and Customer Relationships, the Company utilized the Multi-Period Excess Earnings Method (“MPEEM”), under the Income Approach. The method considers the present value of excess earnings generated by Cyclo’s IPR&D and customers after taking into account the cost to realize the revenue, charges for contributory assets and an appropriate discount rate to reflect the time value and risk associated with the invested capital. IPR&D acquired represents Cyclo’s research and development activities related to its lead drug candidate Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for NPC1. The acquired Customer Relationships are related to Cyclo’s Specialty Chemicals business. The identifiable intangible assets associated with Customer Relationships are being amortized on a straight-line basis over their preliminary estimated useful lives of eight years. IPR&D is considered an indefinite lived asset.

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

(in thousands)	Three months ended January 31, 2025	Six months ended January 31, 2025
Revenue	$397	$758
Loss from operations	(13,931)	(27,026)
Net loss attributable to common stockholders	(13,018)	(25,641)

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

The Company elected to account for its investment in Cyclo under the fair value option, with subsequent changes in fair value recognized as Unrealized (gain) loss on investment - Cyclo in the consolidated statements of operations and comprehensive loss. During the three and six months ended January 31, 2025, the Company recognized an unrealized gain of $0.6 million and an unrealized loss of $3.8 million, respectively, related to its investment in Cyclo common stock and warrants.

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

NOTE 7 - CONVERTIBLE NOTES PAYABLE

As of January 31, 2026, Cornerstone has $660 thousand in principal (and $262 thousand of accrued interest thereon) of Series C Convertible Notes outstanding (the “Series C Convertible Notes”). The Series C Convertible Notes accrue interest at a rate of 3.5% per annum and are due, together with accrued interest, one year (unless amended) from the date of issuance and automatically accelerate upon the sale of Cornerstone in its entirety or the sale or license of substantially all of Cornerstone’s assets or intellectual property. The Series C Convertible Notes (including all accrued and unpaid interest thereon) automatically convert into the same class of securities (including stock warrants) sold in the Cornerstone’s equity financing (i) where Cornerstone receives gross proceeds of at least $10,000,000 from Institutional Investors (a “Qualified Financing”), or (ii) from an underwritten initial public offering (“IPO”). The conversion price of the Series C Convertible Notes upon a Qualified Financing shall be the lesser of (i) 90% of the price per share (or unit) at which the securities in the Qualified Financing are sold, or (ii) $1.25 price per share (or unit) (whichever is less) at the holder’s selection of (i) or (ii), and 90% of the share price per share (or unit) at which securities in an IPO are first sold.

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

Of the Series C Convertible Notes outstanding as of January 31, 2026:

(a) Series C Convertible Notes with an aggregate principal amount of $608 thousand were not amended in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes as of January 31, 2026 is $243 thousand and is recorded in accrued expenses on the consolidated balance sheet. As of January 31, 2026, these Series C Convertible Notes are currently in default as they are beyond the maturity date; and

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(b) Series C Convertible Notes with an aggregate principal amount of $52 thousand were amended in the Cornerstone Restructuring to (i) extend the maturity date thereof to May 31, 2028 and (ii) provide that, on conversion thereof, the converting holders will receive shares of Cornerstone Common Stock. The holders of these amended Series C Convertible Notes waived such holders’ rights in connection with the Cornerstone Restructuring. In the Cornerstone Acquisition, Rafael recorded these Series C Convertible Notes as noncurrent liabilities at their fair value, which considered the aggregate principal plus accrued interest. The Company will accrete the fair value of these Series C Convertible Notes to the value of the principal plus accrued interest thereon as of the date of the Cornerstone Acquisition as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of the amended Series C Convertible Notes.

During the six months ended January 31, 2026, the Company entered into settlement agreements with three holders of Series C Convertible Notes. Under these agreements, the Company settled a combined principal balance of $26 thousand and carrying value of $36 thousand for cash payments totaling approximately $2 thousand. During the three and six months ended January 31, 2026, the Company recognized a gain on settlement of convertible notes of $34 thousand and $81 thousand, respectively, which is included in gain on settlement of accounts payable and convertible notes payable on the consolidated statements of operations and comprehensive loss.

During the three and six months ended January 31, 2026, the Company recorded $6 thousand and $12 thousand, respectively, of interest expense in relation to the Cornerstone Series C Convertible Notes to interest expense on the consolidated statements of operations and comprehensive loss.

During the three and six months ended January 31, 2025, the Company recorded $6 thousand and $12 thousand, respectively, of interest expense in relation to the Cornerstone Series C Convertible Notes, to interest expense on the consolidated statements of operations and comprehensive loss.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	January 31, 2026	July 31, 2025
	(in thousands)
Accrued expenses, current
Accrued severance expenses	$916	$1,179
Accrued bonuses	560	814
Accrued professional fees	422	407
Accrued interest	243	235
Accrued clinical trial expense	401	571
Other accrued expenses	236	98
Total accrued expenses, current	2,778	3,304

Creditor payable, noncurrent	3,483	3,602
Accrued severance, noncurrent	—	293
Total accrued expenses, noncurrent	3,483	3,895
Total accrued expenses	$6,261	$7,199

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As part of the Cornerstone Acquisition, the creditor payable was recognized by the Company as an assumed liability and measured at its fair value of $2.7 million as of the date of the Cornerstone Acquisition. The Company will accrete the fair value of the creditor payable to the amount payable of $8.5 million owed to the Creditor as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of the forbearance agreement through July 31, 2033. The Company recorded $156 thousand and $311 thousand of accretion in relation to the creditor payable recorded to interest expense in the consolidated statements of operations and comprehensive loss for the three and six months ended January 31, 2026. The Company recorded $156 thousand and $311 thousand of accretion in relation to the creditor payable recorded to interest expense in the consolidated statements of operations and comprehensive loss income for the three and six months ended January 31, 2025.

On January 30, 2026, the Company entered into a settlement agreement with the Creditor related to the liability balance discussed above. Under the terms of the agreement, the Creditor agreed to cancel the full liability of $8.5 million upon payment of a settlement amount of approximately $0.4 million.

The Company paid the settlement amount of $0.4 million in February 2026 and derecognized the creditor payable which had a carrying value of approximately $3.9 million at the time of settlement, which is expected to result in the recognition of a non-cash gain of approximately $3.5 million in the quarter ending April 30, 2026. As part of the settlement, the Company also agreed to remit to the Creditor its pro-rata share, as defined in the settlement agreement, from proceeds of assets of any kind, revenues, royalties, rents, sales, sale of assets or debt or equity securities, or other value or payment of any kind from any source derived from Cornerstone. The Company believes that the possibility of any future payments is remote.

The carrying value of the creditor payable was $3.9 million as of January 31, 2026, of which $3.5 million is included in accrued expenses, noncurrent, and $0.4 million is included in accounts payable on the consolidated balance sheets. The carrying value of the creditor payable was $3.6 million as of July 31, 2025 and is included in accrued expenses, noncurrent on the consolidated balance sheets.

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

The Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of January 31, 2026 and July 31, 2025 are as follows:

	January 31, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Convertible notes receivable classified as available-for-sale	$—	$—	$1,858	$1,858
Total	$—	$—	$1,858	$1,858

	July 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Convertible notes receivable classified as available-for-sale	$—	$—	$1,858	$1,858
Total	$—	$—	$1,858	$1,858

As of January 31, 2026 and July 31, 2025, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of period	$1,858	$14,637	$1,858	$10,148
Withdrawal from Hedge Fund Investments	—	—	—	(2,547)
Unrealized loss on Cyclo Warrants	—	(123)	—	(514)
Funding of Cyclo Convertible Notes	—	6,000	—	15,000
Change in fair value of Cyclo Convertible Notes	—	486	—	(1,102)
Conversion of Cyclo Convertible Note	—	(2,500)	—	(2,500)
Change in fair value of convertible notes receivable classified as available-for sale	—	(26)	—	(11)
Balance, end of period	$1,858	$18,474	$1,858	$18,474

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

NOTE 11 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	January 31, 2026	July 31, 2025
	(in thousands)
Accounts receivable - third party	$362	$777
Accounts receivable - related party	178	95
Less allowance for credit losses	(245)	(245)
Accounts receivable, net	$295	$627

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	January 31, 2026	July 31, 2025
	(in thousands)
Building and improvements	$2,505	$2,505
Machinery and equipment	24	22
Other	64	81
	2,593	2,608
Less accumulated depreciation and amortization	(1,048)	(1,012)
Total	$1,545	$1,596

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation expense and amortization expense pertaining to property and equipment was approximately $22 thousand and $51 thousand for the three months ended January 31, 2026 and 2025, respectively. Depreciation expense and amortization expense pertaining to property and equipment was approximately $40 thousand and $99 thousand for the six months ended January 31, 2026 and 2025, respectively.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Goodwill

The following is a summary of goodwill by reportable segment as of January 31, 2026 and July 31, 2025:

	Healthcare	Real Estate	Infusion Technology	Consolidated
	(in thousands)
Balance as of July 31, 2025	$19,939	$—	$—	$19,939

Balance as of January 31, 2026	$19,939	$—	$—	$19,939

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

IPR&D

The Company has acquired in-process research and development intangible assets pursuant to a business combination. These IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts.

The following is a summary of in-process research and development as of January 31, 2026 and July 31, 2025:

(in thousands)
Balance as of July 31, 2025	$31,575

Balance as of January 31, 2026	$31,575

Intangible assets

The following is a summary of intangible assets at January 31, 2026:

	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Customer Relationships	8	$1,040	$(111)	$929
Total Intangible Assets		$1,040	$(111)	$929

The following is a summary of intangible assets at July 31, 2025:

	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Customer Relationships	8	$1,040	$(46)	$994
Total Intangible Assets		$1,040	$(46)	$994

Amortization expense for the next five years and thereafter for intangible assets is estimated to be as follows for years ending:

Year Ending July 31,	(in thousands)
2026	$65
2027	130
2028	130
2029	130
2030	130
Thereafter	344
Total	$929

Amortization of intangible assets totaled $33 thousand and $38 thousand for the three months ended January 31, 2026 and 2025, respectively. Amortization of intangible assets totaled $65 thousand and $77 thousand for the six months ended January 31, 2026 and 2025, respectively, and is included in depreciation and amortization expense within the consolidated statements of operations and comprehensive loss.

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

The following table summarizes the Company’s potentially dilutive securities which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Shares issuable upon exercise of stock options	1,676,670	638,409	1,676,670	638,409
Shares issuable upon vesting of restricted stock	454,297	663,565	454,297	663,565
Shares issuable upon exercise of warrants	645,191	—	645,191	—
	2,776,158	1,301,974	2,776,158	1,301,974

The diluted loss per share computation equals basic loss per share for the three and six months ended January 31, 2026 and 2025, because the Company had a net loss in all such periods and the impact of the assumed vesting of restricted shares, exercise of stock options, and exercise of warrants would have been anti-dilutive.

The following table summarizes the basic and diluted loss per share calculations (in thousands, except for share and per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Numerator:
Net loss	$(6,327)	$(5,327)	$(16,124)	$(14,538)
Net income (loss) attributable to noncontrolling interests	90	(686)	109	(891)
Net loss attributable to Rafael Holdings, Inc.	$(6,417)	$(4,641)	$(16,233)	$(13,647)

Denominator:
Weighted average diluted shares	51,226,095	24,150,218	51,217,699	24,121,186

Loss per share attributable to common stockholders
Basic and diluted	$(0.13)	$(0.19)	$(0.32)	$(0.57)

NOTE 15 – RELATED PARTY TRANSACTIONS

IDT Corporation

IDT Corporation (“IDT”), a related party through common ownership and some common members of management, has historically maintained a due to/from balance that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT as the relevant persons were also providing services to IDT. IDT billed the Company approximately $69 thousand and $85 thousand for services during the three months ended January 31, 2026 and 2025, respectively. IDT billed the Company approximately $157 thousand and $155 thousand for services during the six months ended January 31, 2026 and 2025, respectively. Balances of $69 thousand and $59 thousand due from IDT are included in due to related parties at January 31, 2026 and July 31, 2025, respectively.

IDT currently leases approximately 3,600 square feet of office and parking space in our real estate asset. The Company invoiced IDT approximately $29 thousand for the three months ended January 31, 2026 and 2025, respectively. The Company invoiced IDT approximately $59 thousand and $56 thousand for the six months ended January 31, 2026 and 2025, respectively. As of January 31, 2026 and July 31, 2025, IDT owed the Company approximately $175 thousand and $93 thousand, respectively, for office rent and parking plus Israeli value added tax.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Related Party Rental Income

The Company leased space to related parties (including IDT Corporation – see above) which represented approximately 13% and 38% of the Company’s total revenue for the three months ended January 31, 2026 and 2025, respectively. The Company leased space to related parties (including IDT Corporation - see above) which represented approximately 13% and 27% of the Company’s total revenue for the six months ended January 31, 2026 and 2025, respectively.

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

Following the expiration of the Rights Offering on June 4, 2025, certain related parties of Howard S. Jonas purchased 16,386,020 shares of Class B common stock in a private placement for approximately $21.0 million, representing the unsubscribed portion of the offering. No fees were paid to Mr. Jonas for his commitment nor did the Company reimburse Mr. Jonas for any expenses related thereto. As of January 31, 2026, Mr. Jonas has voting power over 787,163 shares of Class A common stock (which are convertible into shares of Class B common stock on a 1-for-1 basis) and 14,069,858 shares of Class B common stock, approximately 27% of the Company’s Class B Common Stock, representing approximately 51% of the combined voting power of the Company’s outstanding capital stock.

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

On December 25, 2025, the Company invested $250,000 in a SAFE issued by NINA. The SAFE provides the Company the right to receive SAFE Preferred Shares upon a future qualified financing, liquidity event, or dissolution event, as defined in the SAFE, with conversion based on the more favorable of a 25% discount to the financing price or a $20 million valuation cap, and includes a most-favored-nation provision allowing adoption of superior economic terms offered in subsequent convertible instruments. The SAFE does not accrue interest, has no maturity date, and provides no voting or protective rights prior to conversion.

NOTE 16 – INCOME TAXES

During the three months ended January 31, 2026 and 2025, the Company recognized provisions for income taxes of $48 thousand and $20 thousand on losses before income tax of $6.3 million and $5.3 million, respectively. During the six months ended January 31, 2026 and 2025, the Company recorded income tax provisions of $58 thousand and $32 thousand, on losses before income tax of $16.1 million and $14.5 million, respectively. The changes in income tax expense in relation to the loss before income tax was primarily due to differences in the amount of taxable loss in the various taxing jurisdictions and the associated valuation allowances.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Healthcare segment is comprised of majority equity interests in LipoMedix, Barer, Cornerstone, and Rafael Medical Devices and, since the Merger, a 100% interest in Cyclo. The Healthcare segment generated $125 thousand and $279 thousand of product revenue during the three and six months ended January 31, 2026, respectively, the majority of which was generated at Cyclo.

The Real Estate segment consists of the Company’s real estate holdings, which are currently comprised of a portion of one commercial building in Israel.

The Infusion Technology segment is comprised of a majority equity interest in Day Three. Revenues associated with the Infusion Technology segment include Infusion Technology revenue derived from Day Three’s Unlokt™ technology.

Operating results for the business segments of the Company are as follows:

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Three Months Ended January 31, 2026
Product revenue	$125	$—	$—	$125
Rental – Third Party	—	—	57	57
Rental – Related Party	—	—	29	29

COSTS AND EXPENSES
Cost of product revenue	(12)	—	—	(12)
General and administrative	(2,231)	—	(39)	(2,270)
Research and development	(4,519)	(10)	—	(4,529)
Depreciation and amortization	(36)	—	(19)	(55)
Income (loss) from operations	$(6,673)	$(10)	$28	$(6,655)

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Six Months Ended January 31, 2026
Product revenue	$279	$—	$—	$279
Rental – Third Party	—	—	113	113
Rental – Related Party	—	—	59	59

Cost of product revenue	(21)	—	—	(21)
General and administrative	(4,983)	(29)	(96)	(5,108)
Research and development	(12,003)	(10)	—	(12,013)
Depreciation and amortization	(69)	—	(36)	(105)
Income (loss) from operations	$(16,797)	$(39)	$40	$(16,796)

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Three Months Ended January 31, 2025
Rental – Third Party	$—	$—	$48	$48
Rental – Related Party	—	—	29	29
				—
COSTS AND EXPENSES				—
Cost of Infusion Technology revenue	—	(38)	—	(38)
General and administrative	(2,402)	(143)	(46)	(2,591)
Research and development	(857)	(90)	—	(947)
Depreciation and amortization	—	(74)	(16)	(90)
Loss on impairment of goodwill	—	(3,050)	—	(3,050)
Income (loss) from operations	$(3,259)	$(3,395)	$15	$(6,639)

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Six Months Ended January 31, 2025
Infusion technology revenue	$—	$51	$—	$51
Rental – Third Party	—	—	98	98
Rental – Related Party	—	—	56	56

COSTS AND EXPENSES
Cost of Infusion Technology revenue	—	(75)	—	(75)
General and administrative	(4,692)	(255)	(167)	(5,114)
Research and development	(2,018)	(255)	—	(2,273)
Depreciation and amortization	(2)	(143)	(31)	(176)
Loss on impairment of goodwill	—	(3,050)	—	(3,050)
Income (loss) from operations	$(6,712)	$(3,727)	$(44)	$(10,483)

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation between loss from operations by reportable segment to consolidated loss before income taxes for the for the three months ended January 31, 2026 and 2025, is as follows:

	January 31, 2026	January 31, 2025
(Loss) income from operations by segment
Healthcare	$(6,673)	$(3,259)
Infusion Technology	(10)	(3,395)
Real Estate	28	15
Total	(6,655)	(6,639)

Reconciliation to loss before income taxes:
Interest income	337	489
Realized loss on available-for-sale securities	—	(16)
Unrealized gain on investment - Cyclo	—	614
Unrealized gain on convertible notes receivable, due from Cyclo	—	486
Interest expense	(161)	(163)
Gain on settlement of accounts payable and convertible notes payable	201	—
Other (loss) income, net	(1)	(78)
Loss before income taxes	$(6,279)	$(5,307)

A reconciliation between loss from operations by reportable segment to consolidated loss before income taxes for the for the six months ended January 31, 2026 and 2025, is as follows:

	January 31, 2026	January 31, 2025
(Loss) income from operations by segment
Healthcare	$(16,797)	$(6,712)
Infusion Technology	(39)	(3,727)
Real Estate	40	(44)
Total	(16,796)	(10,483)

Reconciliation to loss before income taxes:
Interest income	736	1,057
Realized gain on available-for-sale securities	—	178
Unrealized loss on investment - Cyclo	—	(3,751)
Unrealized loss on convertible notes receivable, due from Cyclo	—	(1,102)
Interest expense	(321)	(325)
Gain on settlement of accounts payable and convertible notes payable	235	—
Other (loss) income, net	80	(80)
Loss before income taxes	$(16,066)	$(14,506)

Geographic Information

Healthcare Segment

Revenue from the Healthcare segment was generated primarily from customers located in the United States. During the six months ended January 31, 2026, revenue from the Healthcare Segment generated from customers outside of the United States was nominal.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Infusion Technology Segment

Revenue from the Infusion Technology segment was generated entirely from customers located in the United States.

Real Estate Segment

Revenue from the Real Estate segment was generated entirely from tenants located in Israel.

Assets

Net property, plant and equipment and total assets summarized by geographic area are as follows:

(in thousands)	United States	Israel	Total
January 31, 2026
Property, plant and equipment, net	$305	$1,240	$1,545
Total assets	$96,813	$2,502	$99,315

July 31, 2025
Property, plant and equipment, net	$321	$1,275	$1,596
Total assets	$111,954	$2,155	$114,109

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

One worldwide license agreement requires Cornerstone to reimburse the other party for costs associated with filing and defending various patents worldwide. Payment obligations under this license agreement remain in effect until the last underlying patents granted under the license agreement expire in their respective countries. The last patent expired in 2019. License maintenance fees are currently $20,000 per year and continue for the term of the agreement, which expires in 2026. The license maintenance fees are replaced by minimum royalties of $10,000 during the first year following governmental approval to market products and escalates to $1,000,000 during the term of the agreement. Cornerstone is also responsible to pay fees on any sub-licensing of the licensed patents. Cornerstone may credit each annual license maintenance fee in full against all royalties and sublicensing fees due during the same calendar year. Cornerstone may terminate the license agreement upon 90 days’ notice. Either party may terminate the license agreement if the other party commits any material breach of any covenant or promise and does not cure such breach within 30 days of the receipt of written notice of such material breach. In May 2017, Cornerstone renegotiated the agreement referred to as the “second license.” In exchange for a waiver of certain product development milestones, Cornerstone modified the agreement to pay a low single digit percentage royalty for a duration of five years on Net Sales of product sold after the expiration of the licensed patent and potentially up to eight years. As of January 31, 2026, there are no products being marketed which are covered by the patents under the license agreement.

The remaining minimum payments required under the license agreement, assuming the agreement is not terminated by Cornerstone, excluding any escalation for receiving government marketing approval subsequent to July 31, 2018, are $20,000 per year. The agreement may continue until January 1, 2029 (if not earlier terminated).

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cornerstone’s second license continues until the termination of the later of the last to expire patent or royalty obligation under the agreement on a country-by-country basis (currently, or as otherwise provided in the license agreement). Fifty percent of the maintenance fee payments, up to $1.1 million, may be credited against the potential future royalty payments, calculated on a single digit percentage of net sales, as defined, that Cornerstone would have to make to the license holder should royalties be paid. The agreement may be terminated on 15 days’ written notice after default by the other party if said default is not cured within 30 days of receipt of notice by the defaulting party. In addition, Cornerstone may terminate the agreement on 15 days’ written notice to the license holder. Royalties are due based on Gross Sales, as defined, for products sold relating to patented and unpatented technology, and shall terminate on the 15th anniversary of the first commercial sale of the product in the corresponding country or territory. Sublicense payments are due in connection with any sublicense fees received relating to patented and non-patented products related to the patented technology and proprietary know-how, as provided in the agreement. As of January 31, 2026, there were no products being marketed which are covered by the patents under the license agreement. There were no additional annual license maintenance fees required beyond 2010.

As part of a royalty agreement, Cornerstone is obligated to pay royalties, based upon percentage (low single digit) of net sales, to Altira Capital and Consulting LLC (“Altira”), a consolidated subsidiary of the Company. The royalty obligations remain in effect, on a country-by-country basis, until the last to expire patent claims associated with such products and services expire or are no longer in force. No payments have been made in connection with a royalty pool. As of January 31, 2026, the last to expire patent claim is to remain in force until fiscal year 2034.

Release Agreements

On August 4, 2025, John Goldberg resigned as the Chief Medical Officer of the Company effective July 31, 2025. In connection with Dr. Goldberg’s departure, the Company entered into a general release agreement pursuant to which Dr. Goldberg will receive severance in the amount of $218,195 and, in lieu of any entitlement for a performance bonus for the Company’s fiscal year 2025, the Company issued to Dr. Goldberg 99,429 shares of the Company’s Class B common stock which vested on November 10, 2025. On August 12, 2025, in connection with the separation, Dr. Goldberg also entered into a consulting agreement with the Company providing for annual fees of $100,000 and the accelerated vesting on November 10, 2025, of all stock options and restricted stock in the Company previously granted to Dr. Goldberg. During the three months ended July 31, 2025, the Company recognized $218,195 of severance expense to be paid subsequent to year end and approximately $96,000 of expense related to the shares to be issued related to the general release agreement with Dr. Goldberg which was included in research and development expense. During the six months ended January 31, 2026, the Company recognized $250,700 of expense related to the accelerated vesting of outstanding stock options and restricted stock in the Company which is included in research and development expense in the consolidated statements of operations and comprehensive loss.

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

On January 8, 2026, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 1,000,000, which the stockholders approved on January 12, 2026. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 4,365,795 shares. As of January 31, 2026, there were 697,203 shares still available for issuance under the 2021 Plan.

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2025	1,652,112	$6.65	8.26	$—
Granted	24,558	1.38	9.67	—
Expired	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Outstanding at January 31, 2026	1,676,670	$6.31	7.72	$—
Exercisable at January 31, 2026	1,122,764	$8.30	7.21	$—

At January 31, 2026, there were unrecognized compensation costs related to non-vested stock options of $462 thousand, which are expected to be recognized over the next 3.1 years.

The determination of the fair value of options granted during the six months ended January 31, 2026 used the following assumptions and key inputs:

January 31, 2026
Risk-free interest rate	3.74%
Expected term (in years)	5.72
Expected volatility	88%
Expected dividend yield	—%

The weighted average fair value per share of stock options granted for the six months ended January 31, 2026 was $1.02.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Rafael Medical Devices Stock Options

Rafael Medical Devices adopted the Rafael Medical Devices, LLC 2023 Equity Incentive Plan (the “RMD 2023 Plan”) in August 2023. The RMD 2023 Plan allows for issuance of up to 46,125 Class A Units. There were 16,872 Units available for issuance under the RMD 2023 Plan as of January 31, 2026.

Rafael Medical Devices, LLC records compensation expense for stock-based awards based upon an assessment of the grant date fair value for options using the Black-Scholes model. The expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company specific historical and implied volatility data, the estimate of expected volatility is primarily based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, characteristics from comparable companies are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the share-based awards. The risk-free interest rate is determined by reference to the U.S. Treasury Constant Maturity Treasury rates with remaining maturities similar to the expected term of the options. Expected dividend yield is zero as Rafael Medical Devices, LLC has never made any cash distributions and does not expect to make cash distributions in the foreseeable future.

A summary of option activity for Rafael Medical Devices, LLC is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2025	16,228	$10.00	8.01	$—
Cancelled/Forfeited	—	—	—	—
Outstanding at January 31, 2026	16,228	$10.00	7.51	$—
Exercisable at January 31, 2026	16,228	$10.00	7.51	$—

At January 31, 2026, the total unrecognized compensation related to option awards granted was $87 thousand, which the Company expects to recognize over a weighted average period of approximately 1.5 years.

Cornerstone Stock Options

Cornerstone has outstanding stock options and non-qualified options to purchase Cornerstone’s common stock which were granted under Cornerstone’s 2009 and 2018 Stock Incentive Plans (the “Cornerstone Plans”), as well as additional options issued during a prior capital raise.

At January 31, 2026, there were 1,004,341 options outstanding granted under the Cornerstone Plans that are vested with a weighted average exercise price of $24.17 per share and a weighted average remaining contractual term of 4.4 years. The fair value of outstanding options granted under the Cornerstone Plans assumed during the Cornerstone Acquisition were determined to be de minimis.

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

The following table presents the number of common stock warrants outstanding:

Replacement Warrants issued as part of the Merger on March 25, 2025	1,087,100
Expired	441,909
Warrants outstanding, January 31, 2026	645,191

The following table presents the number of common stock warrants outstanding, their exercise price, and expiration dates as of January 31, 2026 (the names below refer to the related Cyclo transaction prior to the Merger):

Name	Warrants Issued	Exercise Price	Expiration Date
August 2020 PIPE Warrant	64,543	$42.56	8/27/2027
April 2023 PIPE Warrants	253,280	$2.01	4/20/2030
October 2023 Warrant Exchange	327,368	$2.70	10/23/2027
	645,191

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

On January 13, 2026, the Company issued 220,000 shares of Class B restricted stock to employees and consultants of the Company.

On January 28, 2026, the Company issued 154,200 shares of Class B restricted stock to certain members of its Board of Directors.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2025	416,720	$2.99
Granted	473,629	1.28
Vested	(436,052)	1.63
Non-vested shares at January 31, 2026	454,297	$1.60

At January 31, 2026, there was $337 thousand of total unrecognized compensation cost related to non-vested restricted share compensation arrangements, which is expected to be recognized over the next 3.0 years.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the stock-based compensation expense for the Company’s equity incentive plans is presented below (in thousands):

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2026	2025	2026	2025
General and administrative	$343	$464	$514	$784
Research and development	44	38	471	77
Total stock-based compensation expense	$387	$502	$985	$861

NOTE 20 – LEASES

The Company is the lessor of the Israeli property which is leased to tenants under net operating leases expiring in 2027. Lease income included on the consolidated statements of operations and comprehensive loss was $86 thousand and $77 thousand for the three months ended January 31, 2026 and 2025, respectively. Lease income included on the consolidated statements of operations and comprehensive loss was $172 thousand and $154 thousand for the six months ended January 31, 2026 and 2025, respectively. During the three and six months ended January 31, 2026 and 2025, no real estate property taxes were included in rental income.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of January 31, 2026, under a non-cancellable operating lease are as follows (in thousands):

Years Ending July 31,	Total
2026	$91
2027	188
2028	31
Total Minimum Future Rental Income	$310

NOTE 21 – EMPLOYEE RETENTION CREDITS

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

As of July 31, 2025, the Company accrued for the total $272 thousand as other receivables on the consolidated balance sheet. Additional ERC of $933 thousand was acquired in the Merger and is included in other receivables on the consolidated balance sheet as of July 31, 2025. All ERC and accrued interest due to the Company was received in full in the six months ended January 31, 2026.

NOTE 22 – SUBSEQUENT EVENTS

In February 2026, the Company entered into settlement agreements with one Series C Convertible Note holder and one related party. Under these agreements, the Company settled a Series C Convertible Note with a principal balance of $50 thousand for a cash payment of $3 thousand and settled a balance due to a related party of $190 thousand for a cash payment of $9 thousand. The Company also entered into a settlement agreement with a Creditor and settled a liability with a carrying value of $3.9 million for a cash settlement amount of $0.4 million (see Note 8). The Company will derecognize the liabilities, which is expected to result in the recognition of a gain on settlement of accounts payable and convertible notes payable during the three months ending April 30, 2026.

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

Overview

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a biotechnology company that develops pharmaceuticals and holds interests in clinical and early-stage companies that develop pharmaceuticals and medical devices. The Company’s lead candidate is Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder. The Company also holds: (i) a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical-stage pharmaceutical company; (ii) Barer Institute Inc. (“Barer”), a wholly-owned cancer research focused operation whose operations have been substantially streamlined; (iii) a majority interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company; (iv) a majority interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries; and (v) a majority interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to bring to market better, cleaner, more precise and predictable versions of their product by utilizing Day Three’s technology. The Company’s primary focus and goals are to finish development of Trappsol® Cyclo™ through the completion of its ongoing pivotal Phase 3 clinical trial and bring that product to regulatory approval and market, and to expand its investment portfolio through opportunistic and strategic investments, including in therapeutics, that address high unmet medical needs. We are currently evaluating our other holdings to ensure the future focus of our resources are on core assets and specifically Trappsol® Cyclo’s™ clinical and development efforts.

Historically, we owned real estate assets. As of January 31, 2026, we hold a portion of a commercial building in Jerusalem, Israel as our sole remaining real estate asset.

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

LipoMedix is a clinical-stage Israeli company focused on the development of a product candidate that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of October 31, 2025, our ownership interest in LipoMedix was approximately 95%. As needed, we provide debt or equity funding to LipoMedix to support its development and clinical efforts. LipoMedix is currently exploring strategic options for its lead candidate, including potential licensing opportunities, collaborations with industry partners, and investigator-initiated studies.

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

Healthcare segment

Results of operations for our Healthcare segment were as follows:

	Three Months Ended January 31,		Change
	2026	2025	$	%
	(in thousands)
Product revenue	$125	$—	$125	100%
Cost of product revenue	(12)	—	(12)	(100)%
General and administrative	(2,231)	(2,402)	171	7%
Research and development	(4,519)	(857)	(3,662)	(427)%
Depreciation and amortization	(36)	—	(36)	(100)%
Loss from operations	$(6,673)	$(3,259)	$(3,414)	(105)%

	Six Months Ended January 31,		Change
	2026	2025	$	%
	(in thousands)
Product revenue	$279	$—	$279	100%
Cost of product revenue	(21)	—	(21)	(100)%
General and administrative	(4,983)	(4,692)	(291)	(6)%
Research and development	(12,003)	(2,018)	(9,985)	(495)%
Depreciation and amortization	(69)	(2)	(67)	(3350)%
Loss from operations	$(16,797)	$(6,712)	$(10,085)	(150)%

The Healthcare segment is comprised of the activities of Barer, LipoMedix, Farber, Cornerstone, Cyclo, and Rafael Medical Devices. As of January 31, 2026, we held a 100% interest in Barer and Cyclo, a 95% interest in LipoMedix, a 93% interest in Farber, a 67% interest in Cornerstone, and a 73% interest in Rafael Medical Devices.

Product revenue. Total revenue for the Healthcare segment for the three and six months ended January 31, 2026, increased to $0.1 million and $0.3 million, respectively, compared to $0 for the three and six months ended January 31, 2025. This increase is due to the inclusion of product revenue generated by Cyclo following the Merger in March 2025 as well as product sales generated by RMD following the FDA’s clearance of the VECTR System.

Cost of product revenue. Cost of product revenue for the Healthcare segment for the three and six months ended January 31, 2026, increased from $— during the three and six months ended January 31, 2025 due to the inclusion of cost of product revenue generated by Cyclo following the Merger in March 2025.

General and administrative expenses. General and administrative expenses consist mainly of payroll, stock-based compensation expense, benefits, facilities, consulting and professional fees. The decrease in general and administrative expenses during the three months ended January 31, 2026 compared to the three months ended January 31, 2025 is primarily due to decreases: in payroll of $0.3 million; in stock based compensation of $0.1 million; in professional fees of $0.5 million; and in other general and administrative expenses of $0.1 million. This decrease was partially offset by the inclusion of Cyclo’s general and administrative expenses of $0.8 million in the fiscal 2026 period. The increase in general and administrative expenses in the six months ended January 31, 2026 compared to the six months ended January 31, 2025 is primarily attributable to the inclusion of Cyclo’s general and administrative expenses of $1.7 million in the fiscal 2026 period. This increase was partially offset by decreases of: $0.6 million of payroll due to terminations; $0.3 million in stock based compensation; and $0.5 million in professional fees.

Research and development expenses. Research and development expenses are derived from activity at Cyclo, Barer, LipoMedix, Farber, Cornerstone, and Rafael Medical Devices. Research and development expenses increased for the three and six months ended January 31, 2026 compared to the three and six months ended January 31, 2025. For the three months ended January 31, 2026, the increase was attributable to Cyclo’s research and development expenses of $4.0 million, offset by decreases: in payroll of $0.3 million and in clinical trial expenses and other expenses, excluding Cyclo of $0.1 million. For the six months ended January 31, 2026, the increase was attributable to Cyclo’s research and development expenses which amounted to $10.4 million, plus an increase in stock based compensation expense of $0.4 million, partially offset by a $0.5 million decrease in payroll due to terminations and a $0.3 million decrease in clinical trial and other expenses, excluding Cyclo.

Infusion Technology segment

Results of operations for our Infusion Technology segment were as follows:

	Three Months Ended January 31,		Change
	2026	2025	$	%
	(in thousands)
Cost of Infusion Technology revenue	$—	$(38)	$38	100%
General and administrative	—	(143)	143	100%
Research and development	(10)	(90)	80	89%
Depreciation and amortization	—	(74)	74	100%
Loss on impairment of goodwill	—	(3,050)	3,050	100%
Loss from operations	$(10)	$(3,395)	$3,385	100%

	Six Months Ended January 31,		Change
	2026	2025	$	%
	(in thousands)
Infusion Technology revenue	$—	$51	$(51)	(100)%
Cost of Infusion Technology revenue	—	(75)	75	100%
General and administrative	(29)	(255)	226	89%
Research and development	(10)	(255)	245	96%
Depreciation and amortization	—	(143)	143	100%
Loss on impairment of goodwill	—	(3,050)	3,050	100%
Loss from operations	$(39)	$(3,727)	$3,688	99%

The Infusion Technology segment is comprised of our majority equity interest in Day Three, which was acquired in January 2024. Revenues associated with the Infusion Technology segment consist of Infusion Technology revenue derived from Day Three’s Unlokt™ technology. Cost of Infusion Technology revenue includes supplies, materials, production labor, and travel costs. General and administrative expenses for the Infusion Technology segment consist mainly of payroll, insurance, software, and licenses. Research and development expenses for the Infusion Technology segment include costs related to the development of new products and services.

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

On March 14, 2025, Day Three Labs Manufacturing entered into the DTLM Sale Agreement, pursuant to which they sold assets and licensed certain applications of their Unlokt™ technology used in Infusion Technology services, causing an overall reduction in revenues and operating expenses during the three and six months ended January 31, 2026 compared to the prior year periods.

Real Estate segment

The Real Estate segment consists of a portion of a commercial building in Israel. Consolidated revenue, expenses and loss for our Real Estate segment were as follows:

	Three Months Ended January 31,		Change
	2026	2025	$	%
	(in thousands)
Rental – Third Party	$57	$48	$9	19%
Rental – Related Party	29	29	—	—%
General and administrative	(39)	(46)	7	15%
Depreciation and amortization	(19)	(16)	(3)	(19)%
Income (loss) from operations	$28	$15	$13	(87)%

	Six Months Ended January 31,		Change
	2026	2025	$	%
	(in thousands)
Rental – Third Party	$113	$98	$15	15%
Rental – Related Party	59	56	3	5%
General and administrative	(96)	(167)	71	43%
Depreciation and amortization	(36)	(31)	(5)	(16)%
Income (loss) from operations	$40	$(44)	$84	(191)%

General and administrative expenses. General and administrative expenses consist mainly of real estate taxes, payroll, accounting and legal fees, as well as building operating and office expenses. The decrease in general and administrative expenses during the three and six months ended January 31, 2026 compared to the three and six months ended January 31, 2025 is primarily the result of a decrease in real estate taxes.

Consolidated Operations

Our consolidated income and expense line items below loss from operations were as follows:

	Three Months Ended January 31,		Change
	2026	2025	$	%
	(in thousands)
Loss from operations	$(6,655)	$(6,639)	$(16)	—%
Interest income	337	489	(152)	31%
Realized loss on available-for-sale securities	—	(16)	16	(100)%
Unrealized gain on investment - Cyclo	—	614	(614)	(100)%
Unrealized gain on convertible notes receivable, due from Cyclo	—	486	(486)	(100)%
Interest expense	(161)	(163)	2	(1)%
Gain on settlement of accounts payable and convertible notes payable	201	—	201	100%
Other loss, net	(1)	(78)	77	(99)%
Loss before income taxes	(6,279)	(5,307)	(972)	—
Provision for income taxes	(48)	(20)	(28)	(140)%

Consolidated net loss	(6,327)	(5,327)	(1,000)	(19)%
Net income (loss) attributable to noncontrolling interests	90	(686)	776	113%
Net loss attributable to Rafael Holdings, Inc.	$(6,417)	$(4,641)	$(1,776)	(38)%

	Six Months Ended January 31,		Change
	2026	2025	$	%
	(in thousands)
Loss from operations	$(16,796)	$(10,483)	$(6,313)	(60)%
Interest income	736	1,057	(321)	(30)%
Realized gain on available-for-sale securities	—	178	(178)	(100)%
Unrealized loss on investment - Cyclo	—	(3,751)	3,751	100%
Unrealized loss on convertible notes receivable, due from Cyclo	—	(1,102)	1,102	(100)%
Interest expense	(321)	(325)	4	1%
Gain on settlement of accounts payable and convertible notes payable	235	—	235	100%
Other income (loss), net	80	(80)	160	(200)%
Loss before income taxes	(16,066)	(14,506)	(1,560)	(11)%
Provision for income taxes	(58)	(32)	(26)	81%
Consolidated net loss	(16,124)	(14,538)	(1,586)	(11)%
Net income (loss) attributable to noncontrolling interests	109	(891)	1,000	112%
Net loss attributable to Rafael Holdings, Inc.	$(16,233)	$(13,647)	$(2,586)	(19)%

Interest income. We recorded interest income of $0.3 million and $0.5 million for the three months ended January 31, 2026 and 2025, respectively, and interest income of $0.7 million and $1.1 million for the six months ended January 31, 2026 and 2025, respectively. In November 2024, we sold our investments in available-for-sale securities and cash equivalents to reallocate assets to better align with our strategic goals. Accordingly, interest income has decreased due to a lower interest rate and decreased interest income earning balances.

Realized gain on available-for-sale securities. We recognized a realized loss on available-for-sale securities of $16 thousand for the three months ended January 31, 2025 and a gain on available-for-sale securities of $0.2 million for the six months ended January 31, 2025, related to sale and maturity activity. The available-for-sale portfolio was sold in November 2024.

Unrealized loss on investment - Cyclo. Unrealized gains and losses on investment - Cyclo are recognized as a result of changes in the fair value of our investments in Cyclo common stock and warrants which fluctuated due to the volatility of the market price of Cyclo common stock leading up to the Merger. We recorded an unrealized gain of $0.6 million for the three months ended January 31, 2025 and an unrealized loss of $3.8 million for the six months ended January 31, 2025.

Unrealized loss on convertible notes receivable, due from Cyclo. We recorded an unrealized gain of $0.5 million for the three months ended January 31, 2025 and an unrealized loss of $1.1 million for the six months ended January 31, 2025 related to the change in fair value of our convertible notes receivable due from Cyclo, which were forgiven as part of the Merger and therefore not held during the six months ended January 31, 2025.

Interest expense. We recorded interest expense of $0.2 for the three months ended January 31, 2026 and 2025, respectively, and $0.3 million for the six months ended January 31, 2026 and 2025, respectively, related to Cornerstone’s convertible notes and creditor payable.

Gain on settlement of accounts payable and convertible notes payable. We recorded a gain of $0.2 million for the three and six months ended January 31, 2026 related to settlements between Cornerstone and various vendors and convertible notes holders.

Other (loss) income, net. We recorded other income, net of an insignificant amount for the three months ended January 31, 2026 and other income, net of $0.1 million for the six months ended January 31, 2026. The income was primarily related to the gain on the sale of Cornerstone fixed assets. For the three and six months ended January 31, 2025, we recorded other loss, net of $0.1 million primarily due to the loss on sale of Day Three fixed assets.

Net income (loss) attributable to noncontrolling interests. The change in the net income (loss) attributable to noncontrolling interests is attributed to lower net losses at certain majority-owned subsidiaries during the three and six months ended January 31, 2026 as compared to the three and six months ended January 31, 2025.

Liquidity and Capital Resources

	January 31,	July 31,	Change
	2026	2025	$	%
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$37,779	$52,769	$(14,990)	(28)%
Convertible notes receivable classified as available-for-sale	1,858	1,858	—	—%
Working capital	30,090	45,114	(15,024)	(33)%
Total assets	99,315	114,109	(14,794)	(13)%
Total equity attributable to Rafael Holdings, Inc.	79,169	94,391	(15,222)	(16)%
Noncontrolling interests	4,089	3,980	109	(3)%
Total equity	$83,258	$98,371	$(15,113)	(15)%

	Six Months Ended January 31,		Change
	2026	2025	$	%
Cash flows (used in) provided by:	(in thousands)
Operating activities	$(14,329)	$(5,357)	$(8,972)	(167)%
Investing activities	(685)	51,076	(51,761)	101%
Financing activities	(62)	(75)	13	17%
Effect of exchange rates on cash and cash equivalents	86	—	86	(100)%
Increase (decrease) in cash and cash equivalents	$(14,990)	$45,644	$(60,634)	(133)%

Capital Resources

As of January 31, 2026, we held cash and cash equivalents of approximately $37.8 million. We expect the balance of cash and cash equivalents to be sufficient to meet our obligations for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

Operating Activities

For the six months ended January 31, 2026, cash used in operating activities was $14.3 million, impacted by a net loss of $16.1 million adjusted for non-cash items totaling $-0.8 million. Cash generated from operating assets and liabilities primarily included the collection of other receivables of $1.2 million and accounts receivable of $0.3 million as well as an increase in accounts payable and accrued expenses of $1.0 million partially offset by an increase in prepaid clinical trial costs $1.0 million, a decrease in accrued non-current expenses of $0.4 million, an increase in prepaid expenses of $0.09 million, and a decrease in convertible notes payable totaling $0.1 million.

For the six months ended January 31, 2025, cash used in operating activities was $5.4 million, impacted by a net loss of $14.5 million adjusted for non-cash items totaling $8.6 million. Cash used from operating assets and liabilities primarily included the collection of $0.2 million of accounts receivable and $0.5 million of interest receivables as well as an increase in accrued non-current expenses of $0.3 million, offset by a decrease in accounts payable and accrued expenses of $0.4 million.

Investing Activities

Cash used in investing activities for the six months ended January 31, 2026 was primarily due to the purchase of investments in Nina Medical for $0.8 million, offset by proceeds of $0.1 million from the sale of property and equipment.

Cash provided by investing activities for the six months ended January 31, 2025 was primarily due to proceeds of $80.7 million from sales and maturities of available-for-sale securities and proceeds from Hedge Funds of $2.3, offset by purchases of available-for-sale securities of approximately $16.9 million, and payments for $15.0 million in convertible notes receivable, due from Cyclo.

Financing Activities

Cash used in financing activities for the six months ended January 31, 2026 was primarily related to $60 thousand of payments for taxes on shares withheld for employee taxes.

Cash used in financing activities for the six months ended January 31, 2025 was primarily related to the $75 thousand of payments for taxes on shares withheld for employee taxes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

FOREIGN CURRENCY RISK

Revenue from tenants located in Israel represented 38% and 75% of our consolidated revenues for the six months ended January 31, 2026 and 2025, respectively. The entirety of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of January 31, 2026. On March 25, 2025, the Company acquired Cyclo Therapeutics, Inc. (Cyclo) in a business combination as described in Note 3 – Cyclo Merger to our audited Consolidated Financial Statements. Management has excluded the acquired business from its assessment of the effectiveness of the disclosure controls and procedures as of January 31, 2026. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Material Weakness in the Acquired Business’s Internal Control Over Financial Reporting

As reported in Item 9A in the Company’s annual financial statements on Form 10-K, filed on October 29, 2025, the Company acquired Cyclo in a business combination on March 25, 2025 and has excluded the acquired entity from the July 31, 2025 evaluation of the effectiveness of internal control over financial reporting and disclosure controls and procedures. However, management identified a material weakness in internal control over financial reporting related to the accruals and expenses recognized at Cyclo, a wholly-owned subsidiary.

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

Date: March 16, 2026	Rafael Holdings, Inc.

	By:	/s/ Howard Jonas
Howard Jonas
Chief Executive Officer

	By:	/s/ David Polinsky
David Polinsky
Chief Financial Officer