Form 10-Q
period 2026-04-30
Rafael Holdings, Inc.
filed 2026-06-11
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of June 9, 2026 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	51,212,833 shares (excluding 101,487 treasury shares)

RAFAEL HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	April 30, 2026	July 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,497	$52,769
Prepaid clinical costs	2,919	1,045
Other receivables	—	1,206
Accounts receivable, net of allowance for credit losses of $245 at April 30, 2026 and July 31, 2025	294	627
Inventory	276	281
Prepaid expenses and other current assets	872	786
Total current assets	34,858	56,714

Property and equipment, net	1,524	1,596
Non-current prepaid clinical costs	244	1,399
Convertible notes receivable classified as available-for-sale	2,124	1,858
Goodwill	19,939	19,939
Intangible assets, net	896	994
In-process research and development	31,575	31,575
Investments	750	—
Other assets	80	34
TOTAL ASSETS	$91,990	$114,109

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$7,043	$6,893
Accrued expenses	2,764	3,304
Convertible notes payable	608	614
Due to related parties, net	535	723
Other current liabilities	70	66
Total current liabilities	11,020	11,600

Accrued expenses, noncurrent	—	3,895
Convertible notes payable, noncurrent	2	78
Deferred income tax liability	138	138
Other liabilities	27	27
TOTAL LIABILITIES	11,187	15,738

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of April 30, 2026 and July 31, 2025	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 51,206,648 issued and outstanding (excluding treasury shares of 101,487) as of April 30, 2026, and 50,789,697 issued and outstanding (excluding treasury shares of 101,487) as of July 31, 2025	513	508
Additional paid-in capital	323,234	322,161
Accumulated deficit	(252,722)	(232,263)
Treasury stock, at cost; 101,487 Class B shares as of April 30, 2026 and July 31, 2025	(168)	(168)
Accumulated other comprehensive income related to unrealized income on available-for-sale securities	624	358
Accumulated other comprehensive income related to foreign currency translation adjustment	3,897	3,787
Total equity attributable to Rafael Holdings, Inc.	75,386	94,391
Noncontrolling interests	5,417	3,980
TOTAL EQUITY	80,803	98,371
TOTAL LIABILITIES AND EQUITY	$91,990	$114,109

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except share and per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
REVENUE
Infusion Technology	$—	$42	$—	$93
Rental – Third Party	60	49	173	147
Rental – Related Party	30	28	89	84
Product revenue	89	243	368	243
Total revenue	179	362	630	567

COSTS AND EXPENSES
Cost of Infusion Technology revenue	—	31	—	106
Cost of product revenue	8	9	29	9
General and administrative	2,140	3,170	7,260	8,284
Research and development	4,853	3,003	16,866	5,276
Depreciation and amortization	48	62	153	238
Loss on impairment of goodwill	—	—	—	3,050
Loss from operations	(6,870)	(5,913)	(23,678)	(16,396)

Interest income	286	472	1,023	1,529
Realized gain on available-for-sale securities	—	—	—	178
Unrealized loss on investment - Cyclo	—	(1,393)	—	(5,144)
Unrealized (gain) loss on convertible notes receivable, due from Cyclo	—	383	—	(719)
Interest expense	(6)	(165)	(327)	(490)
Gain on settlement of accounts payable and convertible notes payable	3,723	—	3,958	—
Other income (loss), net	(25)	154	54	74
Loss before income taxes	(2,892)	(6,462)	(18,970)	(20,968)
(Provision for) benefit from income taxes	(6)	2,411	(52)	2,379
Consolidated net loss	(2,898)	(4,051)	(19,022)	(18,589)

Consolidated net loss	(2,898)	(4,051)	(19,022)	(18,589)
Net income (loss) attributable to noncontrolling interests	1,328	728	1,437	(163)
Net loss attributable to Rafael Holdings, Inc.	$(4,226)	$(4,779)	$(20,459)	$(18,426)

OTHER COMPREHENSIVE LOSS
Consolidated net loss	$(2,898)	$(4,051)	$(19,022)	$(18,589)
Unrealized gain on available-for-sale securities	266	84	266	108
Foreign currency translation adjustment	24	4	110	37
Comprehensive loss	(2,608)	(3,963)	(18,646)	(18,444)
Comprehensive income (loss) attributable to noncontrolling interests	1,327	728	1,432	(165)
Comprehensive loss attributable to Rafael Holdings, Inc.	$(3,935)	$(4,691)	$(20,078)	$(18,279)
Loss per share attributable to common stockholders
Basic and diluted	$(0.08)	$(0.19)	$(0.40)	$(0.73)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	51,229,576	25,238,501	51,327,943	25,131,655

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended April 30, 2026
	Common Stock, Series A		Common Stock, Series B		Additional		Accumulated other		Treasury Stock
	Shares	Amount	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	Noncontrolling interests	Class B Shares	Amount	Total Equity
Balance at January 31, 2026	787,163	$8	51,218,790	$513	$323,081	$(248,496)	$4,231	$4,089	101,487	$(168)	$83,258
Net (loss) income	—	—	—	—	—	(4,226)	—	1,328	—	—	(2,898)
Stock-based compensation	—	—	—	—	172	—	—	—	—	—	172
Shares withheld for payroll taxes	—	—	(12,142)	—	(19)	—	—	—	—	—	(19)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	266	—	—	—	266
Foreign currency translation adjustment	—	—	—	—	—	—	24	—	—	—	24
Balance at April 30, 2026	787,163	$8	51,206,648	$513	$323,234	$(252,722)	$4,521	$5,417	101,487	$(168)	$80,803

	Nine Months Ended April 30, 2026
	Common Stock, Series A		Common Stock, Series B		Additional		Accumulated other		Treasury Stock
	Shares	Amount	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	Noncontrolling interests	Class B Shares	Amount	Total Equity
Balance at July 31, 2025	787,163	$8	50,789,697	$508	$322,161	$(232,263)	$4,145	$3,980	101,487	$(168)	$98,371
Net (loss) income	—	—	—	—	—	(20,459)	—	1,437	—	—	(19,022)
Stock-based compensation	—	—	473,629	5	1,152	—	—	—	—	—	1,157
Shares withheld for payroll taxes	—	—	(56,678)	—	(79)	—	—	—	—	—	(79)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	266	—	—	—	266
Foreign currency translation adjustment	—	—	—	—	—	—	110	—	—	—	110
Balance at April 30, 2026	787,163	$8	51,206,648	$513	$323,234	$(252,722)	$4,521	$5,417	101,487	$(168)	$80,803

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share data)

	Three Months Ended April 30, 2025
	Common Stock, Series A		Common Stock, Series B		Additional paid-in		Accumulated other		Treasury Stock
	Shares	Amount	Shares	Amount	capital	Accumulated deficit	comprehensive income	Noncontrolling interests	Class B Shares	Amount	Total Equity
Balance at January 31, 2025	787,163	$8	24,125,152	$241	$280,831	$(215,390)	$3,859	$3,182	101,487	$(168)	$72,563
Net (loss) income	—	—	—	—	—	(4,779)	—	728	—	—	(4,051)
Stock-based compensation	—	—	—	—	353	—	—	—	—	—	353
Shares withheld for payroll taxes	—	—	(17,192)	—	(33)	—	—	—	—	—	(33)
Sale of Rafael Medical Devices membership units	—	—	—	—	44	—	—	—	—	—	44
Rollover options issued in connection with Cyclo Merger	—	—	—	—	360	—	—	—	—	—	360
Replacement Warrants issued in connection with Cyclo Merger	—	—	—	—	472	—	—	—	—	—	472
Common Stock issued as part of Cyclo Merger	—	—	7,132,228	71	14,621	—	—	—	—	—	14,692
DTLM shares issued in connection with the DTLM Sale Transactions	—	—	—	—	—	—	—	30	—	—	30
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	84	—	—	—	84
Foreign currency translation adjustment	—	—	—	—	—	—	4	—	—	—	4
Balance at April 30, 2025	787,163	$8	31,240,188	$312	$296,648	$(220,169)	$3,947	$3,940	101,487	$(168)	$84,518

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share data)

	Nine Months Ended April 30, 2025
	Common Stock, Series A		Common Stock, Series B		Additional paid-in		Accumulated other		Treasury Stock
	Shares	Amount	Shares	Amount	capital	Accumulated deficit	comprehensive income	Noncontrolling interests	Class B Shares	Amount	Total Equity
Balance at July 31, 2024	787,163	$8	23,819,948	$238	$280,048	$(201,743)	$3,802	$4,073	101,487	$(168)	$86,258
Net (loss) income	—	—	—	—	—	(18,426)	—	(163)	—	—	(18,589)
Stock-based compensation	—	—	354,918	3	1,211	—	—	—	—	—	1,214
Forfeiture of restricted stock	—	—	(7,500)	—	—	—	—	—	—	—	—
Shares withheld for payroll taxes	—	—	(59,406)	—	(108)	—	—	—	—	—	(108)
Sale of Rafael Medical Devices membership units	—	—	—	—	44	—	—	—	—	—	44
Shares issued in connection with Cyclo Merger	—	—	7,132,228	71	14,621	—	—	—	—	—	14,692
Rollover options issued in connection with Cyclo Merger	—	—	—	—	360	—	—	—	—	—	360
Replacement Warrants issued in connection with Cyclo Merger	—	—	—	—	472	—	—	—	—	—	472
DTLM shares issued in connection with the DTLM Sale Transactions	—	—	—	—	—	—	—	30	—	—	30
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	108	—	—	—	108
Foreign currency translation adjustment	—	—	—	—	—	—	37	—	—	—	37
Balance at April 30, 2025	787,163	$8	31,240,188	$312	$296,648	$(220,169)	$3,947	$3,940	101,487	$(168)	$84,518

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended April 30,
	2026	2025
Operating activities
Consolidated net loss	$(19,022)	$(18,589)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	153	238
(Gain) loss on sale of property and equipment	(54)	81
Gain on settlement of accounts payable and convertible notes payable	(3,958)	—
Realized gain on available-for-sale securities	—	(178)
Amortization of discount on available-for-sale securities	—	(285)
Loss on impairment of goodwill	—	3,050
Unrealized loss on equity investments - Cyclo	—	5,144
Unrealized loss on Convertible Notes, due from Cyclo	—	719
Stock-based compensation	1,157	1,214
Gain on DTLM Sale Transactions	—	(30)

Change in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	333	62
Interest receivable	—	515
Inventory	5	(18)
Prepaid expenses and other current assets	(86)	1,023
Prepaid clinical trial costs (current and non-current)	(719)	(1,260)
Other receivables	1,206	—
Other assets	(46)	21
Accounts payable and accrued expenses	(176)	(624)
Other current liabilities	4	(40)
Due to related parties	(8)	(69)
Accrued expenses, noncurrent	(412)	463
Convertible notes payable	10	3
Other liabilities	—	13
Net cash used in operating activities	(21,613)	(8,547)

Investing activities
Purchase of property and equipment	(5)	(5)
Proceeds from sale of property and equipment	76	13
Purchases of available-for-sale securities	—	(16,894)
Purchase of preferred shares and warrants from Nina Medical	(750)	—
Proceeds from the sale and maturities of available-for-sale securities	—	80,694
Purchase of intangible assets	—	(17)
Issuance of Convertible Notes, due from Cyclo	—	(19,500)
Cash paid in Cyclo Merger, net of cash acquired	—	(2,709)
Proceeds from hedge funds	—	2,290
Net cash (used in) provided by investing activities	(679)	43,872

Financing activities
Payments for taxes related to shares withheld for employee taxes	(79)	(108)
Proceeds from sale of Rafael Medical Devices membership units	—	44
Cash paid to settle convertible notes payable	(11)	—
Net cash used in financing activities	(90)	(64)
Effect of exchange rate changes on cash and cash equivalents	110	—
Net (decrease) increase in cash and cash equivalents	(22,272)	35,261
Cash and cash equivalents, beginning of period	52,769	2,675
Cash and cash equivalents, end of period	$30,497	$37,936

Non-cash supplemental disclosure
Fair value of Class B common stock issued as consideration in Cyclo Merger	$—	$14,692
Fair value of Rollover Options issued as consideration in Cyclo Merger	$—	$360
Fair value of Replacement Warrants issued as consideration in Cyclo Merger	$—	$472
Fair value of Cyclo Convertible notes receivable included as consideration in Cyclo Merger	$—	$21,472
Withdrawal receivable from Hedge Funds included in other current assets	$—	$257
Convertible note receivable received in exchange for Day Three Labs Manufacturing assets	$—	$500

See accompanying notes to the unaudited consolidated financial statements.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a biotechnology company that develops pharmaceuticals and holds interests in clinical and early-stage companies that develop pharmaceuticals and medical devices. The Company’s lead candidate is Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder. The Company also holds: (i) a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company; (ii) Barer Institute Inc. (“Barer”), a wholly-owned cancer research focused operation whose operations have been substantially streamlined; (iii) a majority equity, and debt, interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company; (iv) a majority equity interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries; and (v) a majority equity interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing product offerings enabling those third-party manufacturers to bring to market better, cleaner, more precise and predictable versions of their product by utilizing Day Three’s technology. The Company’s primary focus is to finish development of Trappsol® Cyclo™ through the completion of its ongoing pivotal Phase 3 clinical trial and bring that product to regulatory approval and market, and to expand its investment portfolio through opportunistic and strategic investments, including in therapeutics, that address high unmet medical needs. The Company is currently evaluating its other holdings to ensure the future focus of its resources on core assets and specifically the Trappsol® Cyclo™ clinical and development efforts.

Historically, the Company owned real estate assets. As of April 30, 2026, the Company holds a portion of a commercial building in Jerusalem, Israel as its sole remaining real estate asset.

In May 2023, the Company first invested in Cyclo, a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for NPC1. NPC1 is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017, the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC1. Initial patient enrollment in the U.S. Phase I study commenced in September 2017 and in May 2020, Cyclo announced Top Line data indicating Trappsol® Cyclo™ was well tolerated in this study. Cyclo is currently conducting a Phase 3 Clinical Trial evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C1. On March 25, 2025, the Company consummated a merger with Cyclo whereby Cyclo became a wholly-owned subsidiary of the Company (the “Merger”). See Note 3 for more information on the Merger. In addition, Cyclo entered into an exclusive, worldwide, royalty-bearing Patent License Agreement with the Massachusetts Institute of Technology ("MIT") for certain patent rights relating to small molecules to improve myelination in Alzheimer's disease and APOE4 carriers. See Note 18 for more information.

LipoMedix is a clinical stage Israeli company focused on the development of a product candidate that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of April 30, 2026, the Company’s ownership interest in LipoMedix was approximately 95%. As needed, the Company provides debt or equity funding to LipoMedix to support its development and clinical efforts. LipoMedix is currently exploring strategic options for its lead candidate, including potential licensing opportunities, collaborations with industry partners, and investigator-initiated studies.

In 2019, the Company established Barer, originally as a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds designed to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer was comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s majority owned subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Dr. Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, the Company resolved to curtail its early-stage development efforts, including pre-clinical research at Barer and has, since that date, ceased almost all of such activity. Since then, the Company has sought partners for Farber programs and has entered into a license agreement for one of its technologies that is in the pre-clinical research stage with the Ludwig Institute of Cancer Research and has transferred majority ownership of another one of its technologies, SHMT, to a new company, Forme Therapeutics, that is being managed by Dr. Joshua Rabinowitz with the goal of developing SHMT while seeking out external investment and partnerships. Going forward, the Company expects that Barer will primarily operate as an entity holding interest in these two cancer-focused opportunities.

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

In January 2024, the Company entered into a series of transactions with Day Three and certain of its shareholders, acquiring a controlling interest in Day Three and subsequently consolidating Day Three’s results (the “Day Three Acquisition”). On March 14, 2025, Day Three Labs Manufacturing, a majority-owned subsidiary of Day Three, entered into an Asset Purchase Agreement and Licensing Agreement, pursuant to which they sold assets and licensed certain applications of their Unlokt™ technology used in their cannabinoid ingredient manufacturing business.

The “Company” in these consolidated financial statements refers to Rafael Holdings and its subsidiaries on a consolidated basis.

All wholly and majority-owned subsidiaries and RP Finance, LLC are consolidated with all intercompany transactions and balances eliminated in consolidation. In addition to Rafael Holdings, Inc., the entities included in these consolidated financial statements are as follows:

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

Operating results for the three and nine months ended April 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2026. The balance sheet at July 31, 2025 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the “2025 Form 10-K”) as filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 29, 2025.

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

Liquidity

As of April 30, 2026, the Company had cash and cash equivalents of approximately $30.5 million. The Company expects the balance of cash and cash equivalents to be sufficient to meet its obligations for at least the next 12 months from the issuance of these consolidated financial statements.

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited. As of April 30, 2026, one third-party customer and one related-party tenant represented 10% and 41% of the Company’s accounts receivable balance, respectively. As of July 31, 2025, two third-party customers and one related-party tenant represented 26%, 11% and 11% of the Company’s accounts receivable balance, respectively.

For the three months ended April 30, 2026, two third-party customers, one third-party tenant, and one related-party tenant represented 22%, 18%, 26% and 13% of the Company’s total revenue, respectively. For the nine months ended April 30, 2026, one third-party tenant represented 26%, one related party tenant represented 13%, and one third-party customer represented 30% of the Company’s total revenue, respectively.

For the three months ended April 30, 2025, one third-party tenant represented 14%, and one third-party customer represented 63% of the Company’s revenue, respectively. For the nine months ended April 30, 2025, one third-party tenant represented 26%, one related party tenant represented 15%, and one third-party customer represented 41% of the Company’s total revenue, respectively.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Reserve for Receivables

The allowance for credit losses reflects the Company’s best estimate of lifetime credit losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written off upon final determination that the trade accounts will not be collected. The computation of this allowance is based on the tenants’ or customers’ payment histories, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The Company did not recognize any credit loss expense during the three and nine months ended April 30, 2026 or 2025.

Inventory and Cost of Goods Sold

Inventory consists of cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold. The Company records a specific reserve for inventory items that are determined to be obsolete. The Company determined no reserve for obsolete inventory was necessary as of April 30, 2026 or July 31, 2025.

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

The fair value of these convertible notes receivable are estimated using a scenario-based analysis based on the probability-weighted present value of future investment returns, considering each of the possible outcomes available to the Company, including cash repayment, equity conversion and collateral transfer scenarios. Estimating the fair value of the convertible note requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

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

At April 30, 2026, the Company held an investment of $0.75 million in preferred shares of NINA Medical Ltd (“Nina”), warrants to purchase additional preferred shares of Nina, and a Simple Agreement for Future Equity (“SAFE”) convertible into preferred shares of Nina (see Note 15). The preferred shares do not represent in-substance common stock as defined in ASC 323-10-15-13 through 15-19. Accordingly, the investment is not accounted for under the equity method. Instead, the preferred shares are measured in accordance with ASC 321 using the measurement alternative, as they do not have a readily determinable fair value. Under this approach, the investment is recorded at cost, adjusted for observable price changes in orderly transactions for the identical or a similar investment and for impairment.

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

Corporate Bonds and US Treasury Bills

The Company’s marketable securities are considered to be available-for-sale as defined under ASC 320, Investments - Debt and Equity Securities, and are recorded at fair value. Unrealized gains or losses are included in accumulated other comprehensive loss. Realized gains or losses are determined using the specific identification method and are released from accumulated other comprehensive loss and into earnings on the consolidated statements of operations and comprehensive loss. The Company did not hold any corporate bonds or US Treasury bills at April 30, 2026 or July 31, 2025.

Long-Lived Assets

Equipment, buildings, leasehold improvements and furniture and fixtures are recorded at cost less accumulated depreciation and amortization. The related depreciation and amortization are computed using the straight-line method over the estimated useful lives, which range as follows:

Classification	Years
Building and improvements	40
Tenant improvements	7-15
Machinery and equipment	3-5
Other (primarily office equipment, furniture and fixtures)	5

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Properties

The Company owns a portion of the 6th floor of a building located at 5 Shlomo Halevi Street, in Jerusalem, Israel.

Business Combinations

The purchase price for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, including expected future cash flows. The Company allocates any excess purchase price over the fair value of the identifiable net assets and liabilities acquired to goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company assesses the recoverability of long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset group are compared to its carrying amount to determine whether the asset group’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results.

For the three and nine months ended April 30, 2026 and 2025, the Company determined there was no impairment of its long-lived assets.

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

For the three and nine months ended April 30, 2026, the Company determined there was no impairment of goodwill.

Due to reductions in certain operations including a layoff within the Company’s Infusion Technology segment, the Company concluded that a triggering event occurred during the nine months ended April 30, 2025 under ASC 350, Intangibles - Goodwill and Other (“ASC 350”), that required the Company to assess if there was an impairment. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test, which indicated that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. As a result, the Company recognized a goodwill impairment charge of $3.1 million for the nine months ended April 30, 2025, related to the Infusion Technology segment.

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

For the three and nine months ended April 30, 2026 and 2025, the Company determined there was no impairment of IPR&D.

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

Infusion Technology Revenue:

The Company’s Infusion Technology revenue is derived from Day Three’s Unlokt™ technology which is recognized in accordance with ASC 606. Day Three provides manufacturing services where it uses proprietary technology, equipment and processes to manufacture water-soluble product for their customers at their customer facilities. Day Three is acting as a principal in the transaction, as it is primarily responsible for fulfillment and acceptability of the services. Infusion Technology revenue is recognized over time as the Company’s performance obligation is satisfied, which is generally within a 30-day period. The criterion in ASC 606-10-25-27, that the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, is met given that the customer is controlling the product as Day Three is performing the service on the customer’s premises. Revenue is recognized over the period of performance using an output method where the number of grams produced is the output, as such method best depicts the Company’s efforts to satisfy the performance obligation. Customer billings in advance of revenue recognition result in contract liabilities. As of April 30, 2026 and July 31, 2025, there were no contract liabilities recognized on the consolidated balance sheets related to Infusion Technology revenue.

The cost of Infusion Technology revenue includes costs related to supplies, materials, production labor and travel costs.

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

Research and Development Costs

Research and development costs and expenses incurred by consolidated entities consist primarily of salaries and related personnel expenses, stock-based compensation, fees paid to external service providers, laboratory supplies, costs for facilities and equipment, license costs and other costs for research and development activities. Research and development expenses are recorded in operating expenses in the period in which they are incurred. Estimates have been used in determining the liability for certain costs where services have been performed but not yet invoiced. The Company monitors levels of performance under each significant contract for external service providers, including the extent of patient enrollment and other activities through communications with the service providers to reflect the actual amount expended.

Contingent milestone payments associated with acquiring rights to intellectual property are recognized when probable and estimable. These amounts are recorded as research and development expense when there is no alternative future use associated with the intellectual property. There were no such payment expenses during the three and nine months ended April 30, 2026 or 2025.

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

c) Unless otherwise provided for in outstanding warrant agreements, all outstanding warrants to purchase Cyclo Common Stock (the “Cyclo Warrants”), other than those held by the Company (the “Rafael-Owned Cyclo Warrants”, as more fully described in Note 4, which were cancelled), converted into warrants to purchase 1,087,100 shares of Rafael’s Class B common stock, at an adjusted exercise price per share based upon the Exchange Ratio (the “Replacement Warrants”). Certain historical Cyclo Warrants provided the holder with the right to elect to receive cash payment in lieu of receiving warrants to purchase Rafael’s Class B common stock and were settled through cash payments totaling $3.6 million; and

d) The outstanding principal and accrued interest on the Cyclo Convertible Notes, as defined in Note 5, were forgiven.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair values of the identifiable assets acquired and liabilities assumed and goodwill recognized, measured in accordance with ASC 805 (amounts in thousands):

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

The Company incurred transaction costs of $1.1 million, of which $0.2 million and $1.0 million were incurred during the three and nine months ended April 30, 2025, respectively, for consulting, legal, accounting and other professional fees that have been expensed as general and administrative expenses, as incurred, in connection with the Merger.

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

(in thousands)	Three Months Ended April 30, 2025	Nine Months Ended April 30, 2025
Revenue	$472	$1,230
Loss from operations	(9,832)	(33,491)
Net loss attributable to Rafael common stockholders	(7,638)	(28,679)

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

The Company elected to account for its investment in Cyclo under the fair value option, with subsequent changes in fair value recognized as Unrealized (gain) loss on investment - Cyclo in the consolidated statements of operations and comprehensive loss. During the three and nine months ended April 30, 2025, the Company recognized an unrealized losses of $1.4 million and $5.1 million, respectively, related to its investment in Cyclo common stock and warrants.

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

The Cyclo Convertible Note I, the Cyclo Convertible Note II, the Cyclo Convertible Note III, the Cyclo Convertible Note IV, the Cyclo Convertible Note V, the Cyclo Convertible Note VI, the Cyclo Convertible Note VII, the Cyclo Convertible Note VIII, the Cyclo Convertible Note IX and the Cyclo Convertible Note X are collectively referred to as the “Cyclo Convertible Notes”.

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

NOTE 7 - CONVERTIBLE NOTES PAYABLE

As of April 30, 2026, Cornerstone had $610 thousand in principal, and $248 thousand of accrued interest thereon, of Series C Convertible Notes outstanding (the “Series C Convertible Notes”). The Series C Convertible Notes accrue interest at a rate of 3.5% per annum and are due, together with accrued interest, one year (unless amended) from the date of issuance and automatically accelerate upon the sale of Cornerstone in its entirety or the sale or license of substantially all of Cornerstone’s assets or intellectual property. The Series C Convertible Notes (including all accrued and unpaid interest thereon) automatically convert into the same class of securities (including stock warrants) sold in the Cornerstone’s equity financing (i) where Cornerstone receives gross proceeds of at least $10,000,000 from Institutional Investors (a “Qualified Financing”), or (ii) from an underwritten initial public offering (“IPO”). The conversion price of the Series C Convertible Notes upon a Qualified Financing shall be the lesser of (i) 90% of the price per share (or unit) at which the securities in the Qualified Financing are sold, or (ii) $1.25 price per share (or unit) (whichever is less) at the holder’s selection of (i) or (ii), and 90% of the share price per share (or unit) at which securities in an IPO are first sold.

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

Of the Series C Convertible Notes outstanding as of April 30, 2026:

(a) Series C Convertible Notes with an aggregate outstanding principal amount of $608 thousand were not amended in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes as of April 30, 2026 is $248 thousand and is recorded in accrued expenses on the consolidated balance sheet. As of April 30, 2026, these Series C Convertible Notes are currently in default as they are beyond the maturity date; and

(b) one outstanding Series C Convertible Note with a principal amount of $2 thousand was amended in the Cornerstone Restructuring to (i) extend the maturity date thereof to May 31, 2028 and (ii) provide that, on conversion thereof, the converting holder will receive shares of Cornerstone Common Stock. The holder of this amended Series C Convertible Note waived such holder’s rights in connection with the Cornerstone Restructuring. In the Cornerstone Acquisition, Rafael recorded all unamended Series C Convertible Notes as noncurrent liabilities at their fair value, which considers the aggregate principal plus accrued interest. The Company accretes the fair value of these Series C Convertible Notes to the value of the principal plus accrued interest thereon as of the date of the Cornerstone Acquisition as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of these amended Series C Convertible Notes.

During the nine months ended April 30, 2026, the Company entered into settlement agreements with four holders of Series C Convertible Notes. Under these agreements, the Company settled aggregate principal and interest balances of $76 thousand and $28 thousand, respectively, for cash payments totaling approximately $11 thousand and recognized a gain on settlement of convertible notes of $93 thousand, which is included in gain on settlement of accounts payable and convertible notes payable on the consolidated statements of operations and comprehensive loss.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three and nine months ended April 30, 2026, the Company recorded $5 thousand and $16 thousand, respectively, of interest expense in relation to the Cornerstone Series C Convertible Notes to interest expense on the consolidated statements of operations and comprehensive loss.

During the three and nine months ended April 30, 2025, the Company recorded $6 thousand and $18 thousand, respectively, of interest expense in relation to the Cornerstone Series C Convertible Notes to interest expense on the consolidated statements of operations and comprehensive loss.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	April 30, 2026	July 31, 2025
	(in thousands)
Accrued expenses, current
Accrued severance expenses	$797	$1,179
Accrued bonuses	767	814
Accrued professional fees	415	407
Accrued interest	248	235
Accrued clinical trial expense	381	571
Other accrued expenses	156	98
Total accrued expenses, current	2,764	3,304

Creditor payable, noncurrent	—	3,602
Accrued severance, noncurrent	—	293
Total accrued expenses, noncurrent	$—	$3,895
Total accrued expenses	$2,764	$7,199

Creditor Payable

In the Cornerstone Acquisition, Rafael assumed a forbearance agreement, signed by Cornerstone on June 2, 2023, with a major creditor (the “Creditor”) of Cornerstone to which Cornerstone owed approximately $10.5 million arising from unpaid amounts in connection with work performed and costs incurred by the Creditor under previous work orders. The outstanding balance does not bear interest. As part of Cornerstone’s plan to seek new capitalization, it paid $2.0 million following the execution of a change order on July 21, 2023. Cornerstone also agreed to an additional payment of $2.0 million upon the issuance of an FDA authorization to market any product of Cornerstone (the “FDA Approval Payment”). In the event Cornerstone completes a capital transaction which results in an aggregate of $100 million in additional capital received after January 1, 2023, Cornerstone agrees to pay an additional $4.0 million to the Creditor within 15 days of such capital transaction (the “Capital Raise Payment”). In exchange for Cornerstone’s agreement to make timely payments of the above-mentioned sums due as per the forbearance agreement, and after the payment of the FDA Approval Payment and the Capital Raise Payment, the Creditor will waive approximately $2.5 million of outstanding debt representing all remaining amounts due to the Creditor.

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

As part of the Cornerstone Acquisition, the creditor payable was recognized by the Company as an assumed liability and measured at its fair value of $2.7 million as of the date of the Cornerstone Acquisition. The Company accreted the fair value of the creditor payable to the amount payable of $8.5 million owed to the Creditor as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of the forbearance agreement through July 31, 2033. The Company recorded $— and $311 thousand of accretion in relation to the creditor payable recorded to interest expense in the consolidated statements of operations and comprehensive loss for the three and nine months ended April 30, 2026. The Company recorded $156 thousand and $462 thousand of accretion in relation to the creditor payable recorded to interest expense in the consolidated statements of operations and comprehensive loss for the three and nine months ended April 30, 2025, respectively.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 30, 2026, the Company entered into a debt settlement agreement with the Creditor to settle the outstanding creditor payable totaling $8.5 million. Under the terms of the agreement, the Creditor agreed to cancel the full amount of the liability in exchange for (i) an upfront cash payment of approximately $0.4 million, payable within 15 days of the effective date, and (ii) subsequent contingent payments equal to the Creditor’s pro-rata share, as defined in the settlement agreement, from proceeds of assets of any kind, revenues, royalties, rents, sales, sale of assets or debt or equity securities, or other value or payment of any kind from any source derived from Cornerstone. The Company remitted the settlement payment in February 2026. The carrying value of the creditor payable at the time of the settlement was $3.9 million. The Company recognized a gain of $3.5 million during the three and nine months ended April 30, 2026, which is included in gain on settlement of accounts payable and convertible notes payable on the consolidated statements of operations and comprehensive loss.

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

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of April 30, 2026 and July 31, 2025 are as follows:

	April 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Convertible notes receivable classified as available-for-sale	$—	$—	$2,124	$2,124
Total	$—	$—	$2,124	$2,124

	July 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Convertible notes receivable classified as available-for-sale	—	—	1,858	1,858
Total	$—	$—	$1,858	$1,858

As of April 30, 2026 and July 31, 2025, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Balance, beginning of period	$1,858	$18,474	$1,858	$10,148
Withdrawal from Hedge Fund Investments	—	—	—	(2,547)
Unrealized loss on Cyclo Warrants	—	(750)	—	(1,264)
Funding of Cyclo Convertible Notes	—	4,500	—	19,500
Change in fair value of Cyclo Convertible Notes	—	383	—	(719)
Conversion of Cyclo Convertible Note	—	—	—	(2,500)
Forgiveness of Cyclo Convertible Notes in the Cyclo Merger	—	(21,472)	—	(21,472)
Issuance of new convertible notes receivable	—	500	—	500
Change in fair value of convertible notes receivable classified as available-for sale	266	84	266	73
Balance, end of period	$2,124	$1,719	$2,124	$1,719

Available-for-sale securities classified as Level 3 include convertible notes receivable which may not be based on readily observable data inputs. The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security. The fair value of these assets is estimated using a scenario-based analysis based on the probability-weighted present value of future investment returns, considering each of the possible outcomes available to us, including cash repayment, equity conversion and collateral transfer scenarios. Estimating the fair value of the convertible notes receivable requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Therefore, these assets are classified as Level 3.

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

The Company’s financial instruments include trade accounts receivable, trade accounts payable and due from related parties. The recorded carrying amounts of accounts receivable, accounts payable and due to related parties approximate their fair value due to their short-term nature.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	April 30, 2026	July 31, 2025
	(in thousands)
Accounts receivable - third party	$315	$777
Accounts receivable - related party	224	95
Less allowance for credit losses	(245)	(245)
Accounts receivable, net	$294	$627

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30, 2026	July 31, 2025
	(in thousands)
Building and improvements	$2,505	$2,505
Machinery and equipment	24	22
Other	63	81
	2,592	2,608
Less accumulated depreciation and amortization	(1,068)	(1,012)
Total	$1,524	$1,596

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation and amortization expense pertaining to property and equipment was approximately $16 thousand and $30 thousand for the three months ended April 30, 2026 and 2025, respectively. Depreciation and amortization expense pertaining to property and equipment was approximately $55 thousand and $129 thousand for the nine months ended April 30, 2026 and 2025, respectively.

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

During the nine months ended April 30, 2025, the Company identified a triggering event that required an impairment test for its long-lived assets and goodwill balances within its Infusion Technology reporting unit in accordance with ASC 360 and ASC 350, respectively. The triggering event was identified due to reductions in certain operations including a layoff within the Company’s Infusion Technology segment. We performed an interim impairment analysis of the Infusion Technology reporting unit as of November 30, 2024.

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

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill

The following is a summary of goodwill by reportable segment as of April 30, 2026 and July 31, 2025:

	Healthcare	Real Estate	Infusion Technology	Consolidated
	(in thousands)
Balance as of July 31, 2025	$19,939	$—	$—	$19,939

Balance as of April 30, 2026	$19,939	$—	$—	$19,939

IPR&D

The Company has acquired in-process research and development intangible assets pursuant to a business combination. These IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts.

The following is a summary of in-process research and development as of April 30, 2026 and July 31, 2025:

(in thousands)
Balance as of July 31, 2025	$31,575

Balance as of April 30, 2026	$31,575

Intangible assets

The following is a summary of intangible assets at April 30, 2026:

	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Customer Relationships	8	$1,040	$(144)	$896
Total Intangible Assets		$1,040	$(144)	$896

The following is a summary of intangible assets at July 31, 2025:

	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Customer Relationships	8	$1,040	$(46)	$994
Total Intangible Assets		$1,040	$(46)	$994

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense for the next five years and thereafter for intangible assets is estimated to be as follows for years ending:

Year Ending July 31,	(in thousands)
2026	$32
2027	130
2028	130
2029	130
2030	130
Thereafter	344
Total	$896

Amortization of intangible assets totaled $32 thousand for the three months ended April 30, 2026 and 2025, respectively. Amortization of intangible assets totaled $98 thousand and $109 thousand for the nine months ended April 30, 2026 and 2025, respectively, and is included in depreciation and amortization expense within the consolidated statements of operations and comprehensive loss.

NOTE 14 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted loss per share includes potentially dilutive securities such as stock options, unvested restricted stock, warrants to purchase common stock and other convertible instruments unless the result of inclusion would be anti-dilutive.

The following table summarizes the Company’s potentially dilutive securities which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Shares issuable upon exercise of stock options	1,676,670	1,033,409	1,676,670	1,033,409
Shares issuable upon vesting of restricted stock	418,398	578,578	418,398	578,578
Shares issuable upon exercise of warrants	645,191	1,087,100	645,191	1,087,100
	2,740,259	2,699,087	2,740,259	2,699,087

The diluted loss per share computation equals basic loss per share for the three and nine months ended April 30, 2026 and 2025, because the Company had a net loss in both such periods and the impact of the assumed vesting of restricted shares, exercise of stock options and exercise of warrants would have been anti-dilutive.

The following table summarizes the basic and diluted loss per share calculations (in thousands, except for share and per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(2,898)	$(4,051)	$(19,022)	$(18,589)
Net income (loss) attributable to noncontrolling interests	1,328	728	1,437	(163)
Net loss attributable to Rafael Holdings, Inc.	$(4,226)	$(4,779)	$(20,459)	$(18,426)

Denominator:
Weighted average diluted shares	51,229,576	25,238,501	51,327,943	25,131,655

Loss per share attributable to common stockholders
Basic and diluted	$(0.08)	$(0.19)	$(0.40)	$(0.73)

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 – RELATED PARTY TRANSACTIONS

IDT Corporation

IDT Corporation (“IDT”), a related party through common ownership and some common members of management, has historically maintained a due to/from balance that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT as the relevant persons were also providing services to IDT. IDT billed the Company approximately $60 thousand and $61 thousand for services during the three months ended April 30, 2026 and 2025, respectively. IDT billed the Company approximately $217 and $221 thousand for services during the nine months ended April 30, 2026 and 2025, respectively. Balances of $60 thousand and $59 thousand due from IDT are included in due to related parties as of April 30, 2026 and July 31, 2025, respectively.

IDT currently leases approximately 3,600 square feet of office and parking space in our real estate asset. The Company invoiced IDT approximately $30 thousand and $28 thousand for the three months ended April 30, 2026 and 2025, respectively. The Company invoiced IDT approximately $89 thousand and $84 thousand for the nine months ended April 30, 2026 and 2025, respectively. As of April 30, 2026 and July 31, 2025, IDT owed the Company approximately $221 thousand and $93 thousand, respectively, for office rent and parking plus Israeli value added tax.

Related Party Rental Income

The Company leased space to related parties (including IDT Corporation – see above) which represented approximately 13% and 8% of the Company’s total revenue for the three months ended April 30, 2026 and 2025, respectively. The Company leased space to related parties (including IDT Corporation - see above) which represented approximately 13% and 15% of the Company’s total revenue for the nine months ended April 30, 2026 and 2025, respectively.

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

Following the expiration of the Rights Offering on June 4, 2025, certain related parties of Howard S. Jonas purchased 16,386,020 shares of Class B common stock in a private placement for approximately $21.0 million, representing the unsubscribed portion of the offering. No fees were paid to Mr. Jonas for his commitment nor did the Company reimburse Mr. Jonas for any expenses related thereto. As of April 30, 2026, Mr. Jonas had voting power over 787,163 shares of Class A common stock (which are convertible into shares of Class B common stock on a 1-for-1 basis) and 14,069,858 shares of Class B common stock, approximately 27% of the Company’s Class B Common Stock, representing approximately 51% of the combined voting power of the Company’s outstanding capital stock.

NINA Medical Ltd.

On September 21, 2025, the Company entered into the Second Series Seed Preferred Share Purchase Agreement with NINA Medical Ltd., pursuant to which the Company invested $500,000 in exchange for 86,983 Series Seed Preferred Shares, representing 6.3% of Nina’s outstanding shares. In connection with the investment, the Company also received a warrant to purchase an additional 173,965 Seed Preferred Shares at an exercise price per share equal to $5.75, with a term of five years from the date of issuance.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On December 25, 2025, the Company invested $250,000 in a SAFE issued by Nina. The SAFE provides the Company the right to receive SAFE Preferred Shares upon a future qualified financing, liquidity event, or dissolution event, as defined in the SAFE, with conversion based on the more favorable of a 25% discount to the financing price or a $20 million valuation cap, and includes a most-favored-nation provision allowing adoption of superior economic terms offered in subsequent convertible instruments. The SAFE does not accrue interest, has no maturity date and provides no voting or protective rights prior to conversion.

NOTE 16 – INCOME TAXES

During the three and nine months ended April 30, 2026, the Company recognized a provision for income taxes of $6 thousand and $52 thousand, respectively, on losses before income tax of $2.9 million and $19.0 million, respectively. During the three and nine months ended April 30, 2025, the Company recognized a benefit from income taxes of $2.4 million in both periods on losses before income tax of $6.5 million and $21.0 million, respectively. The benefit from income tax in the prior year was due to the Company’s participation in the State of New Jersey’s Technology Business Tax Certificate Transfer Program. Under this program, the Company sold prior period net operating loss carryforwards (“NOLs”) and recognized proceeds of approximately $2.4 million for the sale of the Company’s prior period NOLs totaling $28.6 million which was recorded in the benefit from income taxes in the consolidated statements of operations and comprehensive loss for the three and nine months ended April 30, 2025.

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

The Healthcare segment is comprised of our ownership of Cyclo (and the interest therein prior to the Merger) and majority equity interests in LipoMedix, Barer, Cornerstone and Rafael Medical Devices. The Healthcare segment generated $89 thousand and $368 thousand of product revenue during the three and nine months ended April 30, 2026, respectively, the majority of which was generated at Cyclo.

The Real Estate segment consists of the Company’s real estate holdings, which are currently comprised of a portion of a commercial building in Israel.

The Infusion Technology segment is comprised of a majority equity interest in Day Three. Revenues associated with the Infusion Technology segment include Infusion Technology revenue derived from Day Three’s Unlokt™ technology.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating results for the business segments of the Company are as follows:

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Three Months Ended April 30, 2026
Product revenue	$89	$—	$—	89
Rental – Third Party	—	—	60	60
Rental – Related Party	—	—	30	30

COSTS AND EXPENSES
Cost of product revenue	(8)	—	—	(8)
General and administrative	(2,079)	(7)	(54)	(2,140)
Research and development	(4,852)	(1)	—	(4,853)
Depreciation and amortization	(29)	—	(19)	(48)
(Loss) income from operations	$(6,879)	$(8)	$17	$(6,870)

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Nine Months Ended April 30, 2026
Product revenue	$368	$—	$—	$368
Rental – Third Party	—	—	173	173
Rental – Related Party	—	—	89	89

COSTS AND EXPENSES
Cost of product revenue	(29)	—	—	(29)
General and administrative	(7,074)	(36)	(150)	(7,260)
Research and development	(16,855)	(11)	—	(16,866)
Depreciation and amortization	(98)	—	(55)	(153)
(Loss) income from operations	$(23,688)	$(47)	$57	$(23,678)

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Three Months Ended April 30, 2025
Infusion technology revenue	$—	$42	$—	$42
Product revenue	243	—	—	243
Rental – Third Party	—	—	49	49
Rental – Related Party	—	—	28	28

COSTS AND EXPENSES
Cost of Infusion Technology revenue	—	(31)	—	(31)
Cost of product revenue	(9)	—	—	(9)
General and administrative	(3,102)	(37)	(31)	(3,170)
Research and development	(3,003)	—	—	(3,003)
Depreciation and amortization	(13)	(34)	(15)	(62)
(Loss) income from operations	$(5,884)	$(60)	$31	$(5,913)

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Nine Months Ended April 30, 2025
Product revenue	$243	$—	$—	243
Infusion technology revenue	—	93	—	93
Rental – Third Party	—	—	147	147
Rental – Related Party	—	—	84	84

COSTS AND EXPENSES
Cost of Infusion Technology revenue	—	(106)	—	(106)
Cost of product revenue	(9)	—	—	(9)
General and administrative	(7,794)	(292)	(198)	(8,284)
Research and development	(5,021)	(255)	—	(5,276)
Depreciation and amortization	(15)	(177)	(46)	(238)
Loss on impairment of goodwill	—	(3,050)	—	(3,050)
Loss from operations	$(12,596)	$(3,787)	$(13)	$(16,396)

A reconciliation between loss from operations by reportable segment to consolidated net loss before income taxes for the three months ended April 30, 2026 and 2025, is as follows:

	April 30, 2026	April 30, 2025
(Loss) income from operations by segment
Healthcare	$(6,879)	$(5,884)
Infusion Technology	(8)	(60)
Real Estate	17	31
Total	(6,870)	(5,913)

Reconciliation to loss before income taxes:
Interest income	286	472
Unrealized loss on investment - Cyclo	—	(1,393)
Unrealized gain on convertible notes receivable, due from Cyclo	—	383
Interest expense	(6)	(165)
Gain on settlement of accounts payable and convertible notes payable	3,723	—
Other income (loss), net	(25)	154
Loss before income taxes	$(2,892)	$(6,462)

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation between loss from operations by reportable segment to consolidated net loss before income taxes for the nine months ended April 30, 2026 and 2025, is as follows:

	April 30, 2026	April 30, 2025
(Loss) income from operations by segment
Healthcare	$(23,688)	$(12,596)
Infusion Technology	(47)	(3,787)
Real Estate	57	(13)
Total	(23,678)	(16,396)

Reconciliation to loss before income taxes:
Interest income	1,023	1,529
Realized gain on available-for-sale securities	—	178
Unrealized loss on investment - Cyclo	—	(5,144)
Unrealized loss on convertible notes receivable, due from Cyclo	—	(719)
Interest expense	(327)	(490)
Gain on settlement of accounts payable and convertible notes payable	3,958	—
Other income, net	54	74
Loss before income taxes	$(18,970)	$(20,968)

Geographic Information

Healthcare Segment

Revenue from the Healthcare segment was generated primarily from customers located in the United States. During the nine months ended April 30, 2026, product revenue from the Healthcare Segment generated from customers outside of the United States was nominal.

Infusion Technology Segment

Revenue from the Infusion Technology segment was generated entirely from customers located in the United States.

Real Estate Segment

Revenue from the Real Estate segment was generated entirely from tenants located in Israel.

Assets

Net property, plant and equipment and total assets summarized by geographic area are as follows:

(in thousands)	United States	Israel	Total
April 30, 2026
Property, plant and equipment, net	$359	$1,165	$1,524
Total assets	89,526	2,464	91,990
July 31, 2025
Property, plant and equipment, net	321	1,275	1,596
Total assets	111,954	2,155	114,109

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

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

License Agreements

On April 16, 2026, Cyclo entered into an exclusive, worldwide, royalty-bearing Patent License Agreement (the “MIT License Agreement”) with MIT for certain patent rights relating to small molecules to improve myelination in Alzheimer’s disease and APOE4 carriers. The MIT License Agreement grants Cyclo the exclusive right to develop, manufacture, use and commercialize licensed products containing hydroxypropyl-beta-cyclodextrin as the active pharmaceutical ingredient within the field of Alzheimer’s disease. The MIT License Agreement remains in effect until the expiration of the last valid claim under the licensed patent rights, unless earlier terminated. Under the MIT License Agreement, the Company is required to achieve specified development milestones, including dosing the first patient in a U.S. Phase II clinical trial by March 31, 2027, filing with the U.S. FDA by June 1, 2034, and achieving a first commercial sale in the U.S. by May 1, 2035 in order for the license to continue.

The Company paid MIT a license issuance fee of $50,000 and reimbursed approximately $50,000 in prior patent costs upon execution which are included in research and development expenses in the consolidated statements of operations and comprehensive loss for the three and nine months ended April 30, 2026. The MIT License Agreement requires annual license maintenance fees ranging from $37,500 to $50,000, running royalties of 2.0% on U.S. net sales and 0.5% on non-U.S. net sales, and 4.0% of sublicense income. The Company is also obligated to make aggregate product development milestone payments of up to $850,000 and commercial milestone payments of up to $15,000,000 upon achievement of specified regulatory and sales thresholds. All milestone payments are subject to doubling upon a change of control of Cyclo in addition to a one-time change of control fee. The Company is responsible for ongoing patent prosecution costs and is required to maintain specified insurance coverage and indemnify MIT against third-party claims arising under the MIT License Agreement. No milestones were met by Cyclo as of April 30, 2026.

Cornerstone is party to two license agreements in connection with certain technology being used for products under development and is required to make certain annual maintenance payments to maintain such licenses. In addition, royalty payments, calculated on a low single digit percentage of net sales, as defined in the respective agreements, will be required upon the commercialization of licensed technology. Sublicensing fees are calculated and due based upon a percentage of gross sublicense fees. Cornerstone expenses license obligation payments to research and development on the consolidated statements of operations and comprehensive loss.

One worldwide license agreement requires Cornerstone to reimburse the other party for costs associated with filing and defending various patents worldwide. Payment obligations under this license agreement remain in effect until the last underlying patents granted under the license agreement expire in their respective countries. The last patent expired in 2019. License maintenance fees are currently $20,000 per year and continue for the term of the agreement, which expires in October 2026. The license maintenance fees are replaced by minimum royalties of $10,000 during the first year following governmental approval to market products and escalates to $1,000,000 during the term of the agreement. Cornerstone is also responsible to pay fees on any sub-licensing of the licensed patents. Cornerstone may credit each annual license maintenance fee in full against all royalties and sublicensing fees due during the same calendar year. Cornerstone may terminate the license agreement upon 90 days’ notice. Either party may terminate the license agreement if the other party commits any material breach of any covenant or promise and does not cure such breach within 30 days of the receipt of written notice of such material breach. In May 2017, Cornerstone renegotiated the agreement referred to as the “second license” In exchange for a waiver of certain product development milestones, Cornerstone modified the agreement to pay a low single digit percentage royalty for a duration of five years on Net Sales of product sold after the expiration of the licensed patent and potentially up to eight years. As of April 30, 2026, there are no products being marketed which are covered by the patents under the license agreement.

The remaining minimum payments required under the license agreement, assuming the agreement is not terminated by Cornerstone, excluding any escalation for receiving government marketing approval subsequent to July 31, 2018, are $20,000 per year. The agreement may continue until January 1, 2029 (if not earlier terminated).

Cornerstone’s second license continues until the later of the last to expire patent or royalty obligation under the agreement on a country-by-country basis (currently, or as otherwise provided in the license agreement). Fifty percent of the maintenance fee payments, up to $1.1 million, may be credited against the potential future royalty payments, calculated on a single digit percentage of net sales, as defined, that Cornerstone would have to make to the license holder should royalties be paid. The agreement may be terminated on 15 days’ written notice after default by the other party if said default is not cured within 30 days of receipt of notice by the defaulting party. In addition, Cornerstone may terminate the agreement on 15 days’ written notice to the license holder. Royalties are due based on Gross Sales, as defined, for products sold relating to patented and unpatented technology, and shall terminate on the 15th anniversary of the first commercial sale of the product in the corresponding country or territory. Sublicense payments are due in connection with any sublicense fees received relating to patented and non-patented products related to the patented technology and proprietary know-how, as provided in the agreement. As of April 30, 2026, there were no products being marketed which are covered by the patents under the license agreement. There were no additional annual license maintenance fees required beyond 2010.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As part of a royalty agreement, Cornerstone is obligated to pay royalties, based upon percentage (low single digit) of net sales, to Altira Capital and Consulting LLC (“Altira”), a consolidated majority-owned subsidiary of the Company. The royalty obligations remain in effect, on a country-by-country basis, until the last to expire patent claims associated with such products and services expire or are no longer in force. No payments have been made in connection with a royalty pool. As of April 30, 2026, the last to expire patent claim is to remain in force until fiscal year 2034.

Release Agreements

On August 4, 2025, John Goldberg resigned as the Chief Medical Officer of the Company, effective July 31, 2025. In connection with Dr. Goldberg’s departure, the Company entered into a general release agreement pursuant to which Dr. Goldberg will receive severance in the amount of $218,195 and, in lieu of any entitlement for a performance bonus for the Company’s fiscal year 2025, the Company issued to Dr. Goldberg 99,429 shares of the Company’s Class B common stock which vested on November 10, 2025. On August 12, 2025, in connection with the separation, Dr. Goldberg also entered into a consulting agreement with the Company providing for annual fees of $100,000 and the accelerated vesting, on November 10, 2025, of all stock options and restricted stock in the Company previously granted to Dr. Goldberg. During the three months ended July 31, 2025, the Company recognized $218,195 of severance expense to be paid subsequent to year end and approximately $96,000 of expense related to the shares to be issued related to the general release agreement with Dr. Goldberg which was included in research and development expense. During the nine months ended April 30, 2026, the Company recognized $250,700 of expense related to the accelerated vesting of outstanding stock options and restricted stock in the Company which is included in research and development expense in the consolidated statements of operations and comprehensive loss.

On July 31, 2025, N. Scott Fine resigned as the Chief Executive Officer of Cyclo Therapeutics. In connection with Fine’s departure, the Company entered into a general release agreement pursuant to which Fine will receive severance in the amount of $852,168, which will be paid to Fine semi-monthly in thirty-six (36) equal installments of $23,671 (less applicable taxes and withholdings). Effective August 1, 2025, Fine was named Vice-Chairman of the Board of Directors of the Company. Fine’s outstanding and unvested equity awards shall continue to vest, in accordance with the terms of the 2021 Equity Incentive Plan and Cyclo Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan through the last day of Employee’s service as Vice-Chairman of the Company. The Company recognized $852,168 of severance expense during the three months ended July 31, 2025 related to the general release agreement with Fine which was included in general and administrative expense.

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

Equity Incentive Plans

In March 2018, the Company established its 2018 Equity Incentive Plan. On January 19, 2022, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan and, following January 19, 2022, no new grants are to be awarded under the 2018 Equity Incentive Plan. Existing grants under the 2018 Equity Incentive Plan were not be impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units and cash or other stock-based awards. On January 19, 2022, the Company filed a Registration Statement on Form S-8 registering 1,919,025 shares of Class B common stock reserved for issuance under the 2021 Plan. On November 28, 2022, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 696,770, which the stockholders approved on January 23, 2023. On January 9, 2025, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 750,000, which the stockholders approved on January 13, 2025.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 8, 2026, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 1,000,000, which the stockholders approved on January 12, 2026. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 4,365,795 shares. As of April 30, 2026, there were 697,203 shares still available for issuance under the 2021 Plan.

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2025	1,652,112	$6.65	8.26	$—
Granted	24,558	1.38	9.42	—
Expired	—	—	—	—
Cancelled / Forfeited	—	—	—	—
Outstanding at April 30, 2026	1,676,670	$6.31	7.48	$—
Exercisable at April 30, 2026	1,248,508	$7.75	7.11	$—

At April 30, 2026, there were unrecognized compensation costs related to non-vested stock options granted under the 2021 Plan of $498 thousand, which are expected to be recognized over the next 2.9 years.

The determination of the fair value of options granted during the nine months ended April 30, 2026 used the following assumptions and key inputs:

Risk-free interest rate	3.74%
Expected term (in years)	5.72
Expected volatility	88%
Expected dividend yield	—%

The weighted average fair value per share of stock options granted for the nine months ended April 30, 2026 was $1.02.

Rafael Medical Devices Stock Options

The Rafael Medical Devices 2022 Equity Incentive Plan (the “RMD 2022 Plan”) was created and adopted by Rafael Medical Devices in May 2022. The RMD 2022 Plan allowed for the issuance of up to 10,000 shares of Rafael Medical Devices, Inc. Class B common stock which were to be awarded in the form of incentive stock options or restricted shares.

In connection with the conversion of Rafael Medical Devices from a Delaware corporation to a Delaware limited liability company, Rafael Medical Devices adopted the Rafael Medical Devices, LLC 2023 Equity Incentive Plan (the “RMD 2023 Plan”) in August 2023. The RMD 2023 Plan allows for issuance of up to 46,125 Class A Units of Rafael Medical Devices. There were 16,872 Units available for issuance under the RMD 2023 Plan as of April 30, 2026.

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

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of option activity for Rafael Medical Devices, LLC is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2025	16,228	$10.00	8.01	$—
Cancelled / Forfeited	—	—	—	—
Outstanding at April 30, 2026	16,228	$10.00	7.26	$—
Exercisable at April 30, 2026	16,228	$10.00	7.26	$—

At April 30, 2026, the total unrecognized compensation related to stock option awards granted under the RMD 2023 Plan was $78 thousand, which the Company expects to recognize over a weighted average period of approximately 1.3 years.

Cornerstone Stock Options

Cornerstone has outstanding stock options and non-qualified options to purchase Cornerstone’s common stock which were granted under Cornerstone’s 2009 and 2018 Stock Incentive Plans (the “Cornerstone Plans”), as well as additional options issued during a prior capital raise.

At April 30, 2026, there were 1,004,341 options outstanding granted under the Cornerstone Plans that are vested with a weighted average exercise price of $24.17 per share and a weighted average remaining contractual term of 3.4 years. The fair value of outstanding options granted under the Cornerstone Plans assumed during the Cornerstone Acquisition were determined to be de minimis.

In connection with Cornerstone’s 2003 common stock offerings, Cornerstone entered into an option agreement with an individual in connection with identifying investors. The option agreement grants the right to purchase an option (a “Purchase Option”) to purchase 472,000 Class A Options (“Class A Options”), which allows the purchase of 0.25 shares of common stock for each Class A Option at $11.00 per share. In order to secure this Class A Option, a Purchase Option must initially be purchased for $.005 per potential share of Class A options. Upon exercise of each Class A Option, a right is granted to one Class B Option (“Class B Options”), which allow the purchase of 0.25 shares of common stock for each Class B Option at $12.50 per share. The expiration date of the Class A Options is the later of October 29, 2005 or six months from the date the Company’s shares become publicly traded. The Class B Options expire 180 days from the exercise of the Class A Options. In 2003, 625,000 options (the “Cornerstone Common Options”) were granted with an exercise price of $11.00 per share to a 2003 investor. These Cornerstone Common Options are set to expire 180 days following the closing of an IPO, or from the date Cornerstone’s shares become publicly traded. The fair value of the Class A Options, Class B Options and Cornerstone Common Options assumed during the Cornerstone Acquisition were determined to be de minimis.

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

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the number of common stock warrants outstanding:

Replacement Warrants issued as part of the Cyclo Merger on March 25, 2025	1,087,100
Expired	(441,909)
Warrants outstanding, April 30, 2026	645,191

The following table presents the number of common stock warrants outstanding, their exercise price and expiration dates as of April 30, 2026 (the names below refer to the related Cyclo transaction prior to the Merger):

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

On January 6, 2025, the Company issued 84,918 shares of Class B restricted stock to the independent non-employee members of its Board of Directors.

On January 13, 2025, the Company issued 270,000 shares of Class B restricted stock to employees of, and consultants to, the Company.

On June 13, 2025, the Company issued 118,596 shares of Class B restricted stock to Howard S. Jonas.

On September 2, 2025, the Company issued 99,429 shares of Class B restricted stock to John Goldberg, former Chief Medical Officer of, and currently a consultant to the Company.

On January 13, 2026, the Company issued 220,000 shares of Class B restricted stock to employees of, and consultants to, the Company.

On January 28, 2026, the Company issued 154,200 shares of Class B restricted stock to independent non-employee members of its Board of Directors.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2025	416,720	$2.99
Granted	473,629	1.28
Cancelled / Forfeited	—	—
Vested	(471,951)	1.66
Non-vested shares at April 30, 2026	418,398	$1.56

At April 30, 2026, there was $527 thousand of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 2.9 years.

RAFAEL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the stock-based compensation expense for the Company’s equity incentive plans is presented below (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
General and administrative	$150	$308	$664	$1,091
Research and development	22	45	493	123
Total stock-based compensation expense	$172	$353	$1,157	$1,214

NOTE 20 – LEASES

The Company is the lessor of the Israeli property which is leased to tenants under net operating leases expiring in 2027. Lease income included on the consolidated statements of operations and comprehensive loss was $90 thousand and $77 thousand for the three months ended April 30, 2026 and 2025, respectively. Lease income included on the consolidated statements of operations and comprehensive loss was $262 thousand and $231 thousand for the nine months ended April 30, 2026 and 2025, respectively. During the three and nine months ended April 30, 2026 and 2025, no real estate property taxes were included in rental income.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of April 30, 2026, under a non-cancellable operating lease are as follows (in thousands):

Years Ending July 31,	Total

2026	$46
2027	188
2028	31
Total Minimum Future Rental Income	$265

NOTE 21 - EMPLOYEE RETENTION CREDITS

During the year ended July 31, 2025, the Company recorded refunds as a result of Employee Retention Credits (“ERCs”), which are refundable tax credits against certain employment taxes initially made available under the Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act). In accordance with the Company’s accounting policy, the ERC amounts have been recognized in other income, net as the Company determined that all relevant criteria for recognition had been met. The ERC represents a one-time benefit and does not constitute recurring operational income.

As of July 31, 2025, the Company recorded $272 thousand of ERC as other receivables on the consolidated balance sheet. In addition, $933 thousand of ERC was acquired in the Cyclo Merger and is included in other receivables as of July 31, 2025. During the three and nine months ended April 30, 2026, the Company recognized an additional $75 thousand of ERC as other income, net in the consolidated statements of operations and other comprehensive loss. All ERC and related accrued interest were collected in full during the nine months ended April 30, 2026.

NOTE 22 – SUBSEQUENT EVENTS

In June 2026, the Company announced that the last patient completed the final 96-week visit in its pivotal Phase 3 TransportNPC™ study evaluating Trappsol® Cyclo™ for the treatment of NPC1. The Company expects to report topline results from the study in the second half of calendar 2026.

Additionally, the Company has completed a pre-New Drug Application (“NDA”) meeting with the U.S. Food and Drug Administration (“FDA”) and expects to submit an NDA for Trappsol® Cyclo™ in the second half of calendar 2026.

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

Overview

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a biotechnology company that develops pharmaceuticals and holds interests in clinical and early-stage companies that develop pharmaceuticals and medical devices. The Company’s lead candidate is Trappsol® Cyclo™, which is being evaluated in clinical trials for the potential treatment of Niemann-Pick Disease Type C1 (“NPC1”), a rare, fatal and progressive genetic disorder. We also hold: (i) a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company:; (ii) Barer Institute Inc. (“Barer”), a wholly-owned cancer research focused operation whose operations have been substantially streamlined; (iii) a majority equity, and debt, interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company; (iv) a majority equity interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries; and (v) a majority equity interest in Day Three Labs, Inc. (“Day Three”), a company which empowers third-party manufacturers to reimagine their existing product offerings enabling those third-party manufacturers to bring to market better, cleaner, more precise and predictable versions of their product by utilizing Day Three’s technology. Our primary focus is to finish development of Trappsol® Cyclo™ through the completion of its ongoing pivotal Phase 3 clinical trial and bring that product to regulatory approval and market, and to expand its investment portfolio through opportunistic and strategic investments, including in therapeutics, that address high unmet medical needs. We are currently evaluating our other holdings to ensure the future focus of our resources on core assets and specifically the Trappsol® Cyclo™ clinical and development efforts.

Historically, we owned real estate assets. As of April 30, 2026, we hold a portion of a commercial building in Jerusalem, Israel as our sole remaining real estate asset.

In May 2023, we first invested in Cyclo, a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin), a treatment for NPC1. NPC1 is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen and other organs. In January 2017, the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC1. Initial patient enrollment in the U.S. Phase I study commenced in September 2017 and in May 2020, Cyclo announced Top Line data indicating Trappsol® Cyclo™ was well tolerated in this study. Cyclo is currently conducting a Phase 3 Clinical Trial evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C1. On March 25, 2025, we consummated the Merger with Cyclo whereby Cyclo became a wholly-owned subsidiary of the Company. In addition, Cyclo entered into an exclusive, worldwide, royalty-bearing Patent License Agreement with the Massachusetts Institute of Technology (“MIT”) for certain patent rights relating to small molecules to improve myelination in Alzheimer’s disease and APOE4 carriers.

LipoMedix is a clinical stage Israeli company focused on the development of a product candidate that holds the potential to be an innovative, safe and effective cancer therapy based on liposome delivery. As of October 31, 2025, our ownership interest in LipoMedix was approximately 95%. As needed, we provide debt or equity funding to LipoMedix to support its development and clinical efforts. LipoMedix is currently exploring strategic options for its lead candidate, including potential licensing opportunities, collaborations with industry partners and investigator-initiated studies.

In 2019, we established Barer, originally as a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds designed to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer was comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s majority owned subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Dr. Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, we resolved to curtail its early-stage development efforts, including pre-clinical research at Barer and has, since that date, ceased almost all of such activity. Since then, we have sought partners for Farber programs and has entered into a license agreement for one of its technologies that is in the pre-clinical research stage with the Ludwig Institute of Cancer Research and has transferred majority ownership of another one of its technologies, SHMT, to a new company, Forme Therapeutics, that is being managed by Dr. Joshua Rabinowitz with the goal of developing SHMT while seeking out external investment and partnerships. Going forward, we expect that Barer will primarily operate as an entity holding interest in these two cancer-focused opportunities.

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

In January 2024, we entered into a series of transactions with Day Three and certain of its shareholders, acquiring a controlling interest in Day Three and subsequently consolidating Day Three’s results (the “Day Three Acquisition”). On March 14, 2025, Day Three Labs Manufacturing, a majority-owned subsidiary of Day Three, entered into an Asset Purchase Agreement and Licensing Agreement, pursuant to which they sold assets and licensed certain applications of their Unlokt™ technology used in their cannabinoid ingredient manufacturing business.

Results of Operations

Our business consists of three reportable segments - Healthcare, Infusion Technology and Real Estate. We evaluate the performance of our Healthcare segment based primarily on results of clinical trials and loss from operations, and the Infusion Technology and Real Estate segments based primarily on revenues and income (loss) from operations. Accordingly, the income and expense line items below loss from operations are only included in the discussion of consolidated results of operations.

Healthcare segment

Results of operations for our Healthcare segment were as follows:

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands)
Product revenue	$89	$243	$(154)	100%
Cost of product revenue	(8)	(9)	1	11%
General and administrative	(2,079)	(3,102)	1,023	33%
Research and development	(4,852)	(3,003)	(1,849)	(62)%
Depreciation and amortization	(29)	(13)	(16)	(123)%
Loss from operations	$(6,879)	$(5,884)	$(995)	(17)%

	Nine Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands)
Product revenue	$368	$243	$125	100%
Cost of product revenue	(29)	(9)	(20)	(100)%
General and administrative	(7,074)	(7,794)	720	9%
Research and development	(16,855)	(5,021)	(11,834)	(236)%
Depreciation and amortization	(98)	(15)	(83)	(553)%
Loss from operations	$(23,688)	$(12,596)	$(11,092)	(88)%

The Healthcare segment is comprised of the activities of Barer, LipoMedix, Farber, Cornerstone, Cyclo and Rafael Medical Devices. As of April 30, 2026, we held a 100% interest in Barer and Cyclo, a 95% interest in LipoMedix, a 93% interest in Farber, a 67% interest in Cornerstone and a 73% interest in Rafael Medical Devices.

Product revenue. Total revenue for the Healthcare segment for the three and nine months ended April 30, 2026, was approximately $89 thousand and $368 thousand, respectively, compared to $243 thousand for the three and nine months ended April 30, 2025. Product revenue is primarily attributed to Cyclo’s specialty chemicals business.

Cost of product revenue. Cost of product revenue for the Healthcare segment for the three and nine months ended April 30, 2026, was $8 thousand and $29 thousand, respectively, compared to $9 thousand for the three and nine months ended April 30, 2025.

General and administrative expenses. General and administrative expenses consist mainly of payroll, stock-based compensation expense, benefits, facilities, consulting and professional fees. The decrease in general and administrative expenses during the three months ended April 30, 2026 compared to the three months ended April 30, 2025 is primarily due to decreases: in payroll expenses of $0.1 million; in stock-based compensation expense of $0.2 million; in professional fees of $0.4 million; and in other expenses of $0.3 million. The decrease in general and administrative expenses for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025 is primarily attributable to decreases: in payroll expense of $0.6 million; in stock based compensation expense of $0.4 million; in professional fees of $0.8 million; and in other expenses of $0.4 million. The decreases were partially offset by the increase in Cyclo’s general and administrative expenses of $1.5 million.

Research and development expenses. Research and development expenses are derived from activity at Cyclo, Barer, LipoMedix, Farber, Cornerstone and Rafael Medical Devices. Research and development expenses have increased for the three and nine months ended April 30, 2026 compared to the three and nine months ended April 30, 2025. For the three months ended April 30, 2026, the increase was attributable to Cyclo’s research and development expenses of $2.5 million offset by decreases: in R&D payroll expense of $0.3 million; and in clinical trial and other expenses of $0.2 million. For the nine months ended April 30, 2026, the increase was attributable to the increase in Cyclo’s research and development expenses which amounted to $12.8 million as well as an increase in R&D stock-based compensation expense of $0.4 million offset by decreases: in R&D payroll of $0.9 million; and in clinical trial and other expenses of $0.5 million.

Infusion Technology segment

Results of operations for our Infusion Technology segment were as follows:

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands)
Infusion Technology revenue	$—	$42	$(42)	100%
Cost of Infusion Technology revenue	—	(31)	31	100%
General and administrative	(7)	(37)	30	81%
Research and development	(1)	—	(1)	—%
Depreciation and amortization	—	(34)	34	100%
Loss from operations	$(8)	$(60)	$52	87%

	Nine Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands)
Infusion Technology revenue	$—	$93	$(93)	(100)%
Cost of Infusion Technology revenue	—	(106)	106	100%
Loss on impairment of goodwill	—	(3,050)	3,050	(100)%
General and administrative	(36)	(292)	256	88%
Research and development	(11)	(255)	244	96%
Depreciation and amortization	—	(177)	177	(100)%
Loss from operations	$(47)	$(3,787)	$3,740	99%

The Infusion Technology segment is comprised of our majority equity interest in Day Three, which was acquired in January 2024. Revenues associated with the Infusion Technology segment consist of Infusion Technology revenue derived from Day Three’s Unlokt™ technology. Cost of Infusion Technology revenue includes supplies, materials, production labor and travel costs. General and administrative expenses for the Infusion Technology segment consist mainly of payroll, insurance, software and licenses. Research and development expenses for the Infusion Technology segment include costs related to the development of new products and services.

Due to reductions in certain operations, including a layoff within the Company’s Infusion Technology segment, we concluded that a triggering event occurred during November 2024, that required us to assess if there was an impairment under ASC 350 and ASC 360. We completed an analysis pursuant to ASC 360 and determined that the expected undiscounted cash flows of the asset group exceeded its carrying amount, indicating that the long-lived assets were not impaired. In accordance with ASC 350, we performed a quantitative goodwill impairment test, which indicated that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. We recorded an impairment charge of $3.1 million related to the Infusion Technology segment’s goodwill during the nine months ended April 30, 2025.

On March 14, 2025, Day Three Labs Manufacturing entered into the DTLM Sale Agreement, pursuant to which they sold assets and licensed certain applications of their Unlokt™ technology used in Infusion Technology services, causing an overall reduction in revenues and operating expenses during the three and nine months ended April 30, 2026 compared to the prior year periods.

Real Estate segment

The Real Estate segment consists of a portion of a commercial building in Israel. Consolidated revenue, expenses and loss for our Real Estate segment were as follows:

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands)
Rental – Third Party	$60	$49	$11	22%
Rental – Related Party	30	28	2	7%
General and administrative	(54)	(31)	(23)	(74)%
Depreciation and amortization	(19)	(15)	(4)	(27)%
Income from operations	$17	$31	$(14)	45%

	Nine Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands)
Rental – Third Party	$173	$147	$26	18%
Rental – Related Party	89	84	5	6%
General and administrative	(150)	(198)	48	24%
Depreciation and amortization	(55)	(46)	(9)	(20)%
Income (loss) from operations	$57	$(13)	$70	(538)%

General and administrative expenses. General and administrative expenses consist mainly of real estate taxes, payroll, accounting and legal fees, as well as building operating and office expenses.

Consolidated Operations

Our consolidated income and expense line items below loss from operations were as follows:

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands)
Loss from operations	$(6,870)	$(5,913)	$(957)	(16)%
Interest income	286	472	(186)	39%
Unrealized loss on investment - Cyclo	—	(1,393)	1,393	(100)%
Unrealized gain on convertible notes receivable, due from Cyclo	—	383	(383)	(100)%
Gain on settlement of accounts payable and convertible notes payable	3,723	—	3,723	100%
Interest expense	(6)	(165)	159	(96)%
Other (loss) income, net	(25)	154	(179)	(116)%
Loss before income taxes	(2,892)	(6,462)	3,570	55%
(Provision for) benefit from income taxes	(6)	2,411	(2,417)	100%
Consolidated net loss	(2,898)	(4,051)	1,153	28%
Net income attributable to noncontrolling interests	1,328	728	600	(82)%
Net loss attributable to Rafael Holdings, Inc.	$(4,226)	$(4,779)	$553	12%

	Nine Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands)
Loss from operations	$(23,678)	$(16,396)	$(7,282)	(44)%
Interest income	1,023	1,529	(506)	(33)%
Realized gain on available-for-sale securities	—	178	(178)	(100)%
Unrealized loss on investment - Cyclo	—	(5,144)	5,144	100%
Unrealized loss on convertible notes receivable, due from Cyclo	—	(719)	719	(100)%
Gain on settlement of accounts payable and convertible notes payable	3,958	—	3,958	100%
Interest expense	(327)	(490)	163	33%
Other income, net	54	74	(20)	(27)%
Loss before income taxes	(18,970)	(20,968)	1,998	10%
(Provision for) benefit from income taxes	(52)	2,379	(2,431)	(102)%
Consolidated net loss	(19,022)	(18,589)	(433)	(2)%
Net income (loss) attributable to noncontrolling interests	1,437	(163)	1,600	982%
Net loss attributable to Rafael Holdings, Inc.	$(20,459)	$(18,426)	$(2,033)	(11)%

Interest income. We recorded interest income of $0.3 million and $0.5 million for the three months ended April 30, 2026 and 2025, respectively, and interest income of $1.0 million and $1.5 million for the nine months ended April 30, 2026 and 2025, respectively. In November 2024, we sold our investments in available-for-sale securities and cash equivalents to reallocate assets to better align with our strategic goals. Accordingly, interest income has decreased due to a lower interest rate and decreased interest income earning balances.

Realized gain on available-for-sale securities. We recognized a realized gain on available-for-sale securities of $0.2 million for the nine months ended April 30, 2025, related to sale and maturity activity. No realized gains were recognized during the three and nine months ended April 30, 2026 or the three months ended April 30, 2025 as the available-for-sale portfolio was sold in November 2024.

Unrealized loss on investment - Cyclo. Unrealized gains and losses on investment - Cyclo were recognized as a result of changes in the fair value of our investments in Cyclo common stock and warrants which fluctuated due to the volatility of the market price of Cyclo common stock leading up to the Cyclo Merger.

Unrealized loss on convertible notes receivable, due from Cyclo. We recorded an unrealized gain of $0.4 million for the three months ended April 30, 2025 and an unrealized loss of $0.7 million for the nine months ended April 30, 2025, related to the change in fair value of our convertible notes receivable due from Cyclo, which were forgiven as part of the Cyclo merger.

Gain on settlement of accounts payable and convertible notes payable. We recorded a gain of $3.7 million for the three months ended April 30, 2026 and a gain of $4.0 million for the nine months ended April 30, 2026, related to settlements between Cornerstone and various vendors and convertible notes holders.

Interest expense. We recorded interest expense of $0.3 million for the nine months ended April 30, 2026 related to Cornerstone’s convertible notes and creditor payable. We recorded interest expense of $0.2 million and $0.5 million for the three and nine months ended April 30, 2025, respectively, related to Cornerstone’s convertible notes and creditor payable. During the three and nine months ended April 30, 2026, Cornerstone settled certain convertible notes and the creditor payable.

Other income, net. We recorded other income, net of an insignificant amount for the three months ended April 30, 2026 and other income, net of $0.1 million for the nine months ended April 30, 2026. Other income, net was $0.1 million and an insignificant amount for the three and nine months ended April 30, 2025, respectively, due to the gain on sale of Cornerstone’s IPR&D.

Net income (loss) attributable to noncontrolling interests. The change in the net income (loss) attributable to noncontrolling interests is primarily attributed to lower net losses at certain majority-owned subsidiaries during the three and nine months ended April 30, 2026 as compared to the three and nine months ended April 30, 2025.

Liquidity and Capital Resources

	Nine Months Ended April 30,		Change
	April 30, 2026	July 31, 2025	$	%
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$30,497	$52,769	$(22,272)	(42)%
Convertible notes receivable classified as available-for-sale	2,124	1,858	266	14%
Working capital	23,838	45,114	(21,276)	(47)%
Total assets	91,990	114,109	(22,119)	(19)%
Total equity attributable to Rafael Holdings, Inc.	75,386	94,391	(19,005)	(20)%
Noncontrolling interests	5,417	3,980	1,437	(36)%
Total equity	$80,803	$98,371	$(17,568)	(18)%

	Nine Months Ended April 30,		Change
	2026	2025	$	%
Cash flows (used in) provided by:	(in thousands)
Operating activities	$(21,613)	$(8,547)	$(13,066)	(153)%
Investing activities	(679)	43,872	(44,551)	102%
Financing activities	(90)	(64)	(26)	(41)%
Effect of exchange rates on cash and cash equivalents	110	—	110	(100)%
Increase (decrease) in cash and cash equivalents	$(22,272)	$35,261	$(57,533)	(163)%

Capital Resources

As of April 30, 2026, we held cash and cash equivalents of approximately $30.5 million. We expect the balance of cash and cash equivalents to be sufficient to meet our obligations for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

Operating Activities

For the nine months ended April 30, 2026, cash used in operating activities was $21.6 million impacted by a net loss of $19.0 million adjusted for non-cash items totaling $2.7 million. Cash generated from operating assets and liabilities primarily included the collection of other receivables of $1.2 million and accounts receivable of $0.3 million, offset by an increase in prepaid clinical trials of $0.7 million, a decrease in accounts payable and accrued expenses of $0.2 million and accrued expenses, noncurrent of $0.4 million.

For the nine months ended April 30, 2025, cash used in operating activities was $8.5 million, impacted by a net loss of $18.6 million adjusted for non-cash items totaling $10.0 million. Cash used from operating assets and liabilities primarily included the collection of interest receivable of $0.5 million, the use of prepaid expenses and other current assets of $1.0 million, and the increase of accrued expenses of $0.5 million, offset by an increase in prepaid clinical trials of $1.3 million, and a decrease in accounts payable and accrued expenses of $0.6 million.

Investing Activities

Cash used in investing activities for the nine months ended April 30, 2026 of $0.7 million was primarily due to the purchase of preferred shares from Nina Medical Ltd. for $0.8 million, offset by proceeds of $0.1 million from the sale of property and equipment.

Cash provided by investing activities for the nine months ended April 30, 2025 of $43.9 million was primarily due to proceeds of $80.7 million from sales and maturities of available-for-sale securities and $2.3 million in proceeds from hedge funds, offset by purchases of available-for-sale securities of approximately $16.9 million, purchases of $19.5 million in convertible notes receivable, due from Cyclo, and cash paid in the Cyclo Merger, net of cash acquired, of $2.3 million.

Financing Activities

Cash used in financing activities for the nine months ended April 30, 2026 was related to payment for taxes related to shares withheld for employee taxes of $79 thousand and cash paid to settle convertible notes payable of $11 thousand.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants to assist in our evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in the Critical Accounting Estimates section in Item 7 of the Annual Report on Form 10-K for fiscal year 2025 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 29, 2025 (the “2025 Form 10-K”).

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements”, as defined in relevant SEC regulations, that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

FOREIGN CURRENCY RISK

Revenue from tenants located in Israel represented 42% and 41%of our consolidated revenues for the nine months ended April 30, 2026 and 2025, respectively. The entirety of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of April 30, 2026. On March 25, 2025, the Company acquired Cyclo Therapeutics, Inc. (Cyclo) in a business combination as described in Note 3 – Cyclo Merger to our audited Consolidated Financial Statements. Management has excluded the acquired business from its assessment of the effectiveness of the disclosure controls and procedures as of April 30, 2026. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Material Weakness in the Acquired Business’s Internal Control Over Financial Reporting

As reported in Item 9A in the 2025 Form 10-K, on March 25, 2025, the Company acquired Cyclo in a business combination and has excluded the acquired entity from the July 31, 2025 evaluation of the effectiveness of internal control over financial reporting and disclosure controls and procedures. However, management identified a material weakness in internal control over financial reporting related to the accruals and expenses recognized at Cyclo, a wholly-owned subsidiary.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The internal control over financial reporting at Cyclo was not appropriately designed or operating effectively to ensure accruals and associated expenses were recorded completely and accurately, due to inadequately designed controls surrounding the month end accrual identification, measurement and recognition process, including in the area of clinical trial accruals;

The material weakness described above resulted in the identification of immaterial misstatements, which were corrected within the consolidated financial statements for the year ended July 31, 2025 included in the 2025 Form 10-K.

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

Date: June 11, 2026	Rafael Holdings, Inc.

	By:	/s/ Howard Jonas
Howard Jonas
Chief Executive Officer

	By:	/s/ David Polinsky
David Polinsky
Chief Financial Officer