Form 10-K
period 2026-07-31
Rafael Holdings, Inc.
filed 2026-10-29
CIK 1713863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2026

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 30, 2026 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $1.16 per share, as reported on the New York Stock Exchange, was approximately $37.2 million.

The number of shares outstanding of the registrant’s common stock as of October 26, 2026 was:

Class A common stock, par value $0.01 per share:	787,163 shares
Class B common stock, par value $0.01 per share:	51,397,436 shares (excluding 101,487 treasury shares)

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 7, 2027, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

RAFAEL HOLDINGS, INC.

i

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases, including statements regarding FDA’s review of our New Drug Application for Trappsol® Cyclo™, including whether it will be accepted for filing, granted priority review, be approved, or be eligible for or receive a rare pediatric disease priority review voucher. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

Our business, operating results or financial condition could be materially adversely affected by any of the following risks associated with any one of our businesses, as well as the other risks highlighted elsewhere in this document. The trading price of our common stock could decline due to any of these risks. Note that references to “our”, “us”, “we”, the “Company”, etc. used in each risk factor below refers to the business about which such risk factor is provided.

Our business is subject to numerous risks as described in Item 1A. Risk Factors. Some of these risks include:

●	We have limited resources and could find it difficult to raise additional capital.

●

Our future success will likely depend on our ability to obtain regulatory approval and successfully commercialize Trappsol® Cyclo™ (remibetadex). If we are unable to do so, or we experience significant delays in doing so, our business will be materially harmed.

●

We submitted a New Drug Application to FDA for Trappsol® Cyclo™ (remibetadex) on October 28, 2026 based on a Phase 3 trial that did not meet its primary endpoint in the overall population. FDA may refuse to file the NDA, issue a complete response letter, require additional clinical or nonclinical trials, or approve it only for a limited population or with labeling that limits market acceptance.

●	Even if we were to obtain FDA approval for Trappsol® Cyclo™ for treatment of the designated Rare Pediatric Disease NPC, the Rare Pediatric Disease Priority Review Voucher Program may no longer be in effect or may have been revised at the time of any such approval, or we might not be able to capture the value of the Rare Pediatric Disease Priority Review Voucher Program even if the program is still in effect.

●	Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our and the Pharmaceutical Companies’ (as defined in Item 1. Business.) preclinical and clinical programs may experience delays or may never advance, which would adversely affect the ability to obtain regulatory approvals for product candidates, or commercialize any product candidates for which regulatory approval is obtained, on a timely basis or at all, which could have an adverse effect on our business.

●	We and our Portfolio of Companies (as defined in Item 1. Business.) may expend our and their limited resources to pursue a particular product candidate or an indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●	We and the Pharmaceutical Companies are dependent upon third parties for a variety of functions. These arrangements may not provide us with the benefits we expect.

●	Results of preclinical studies and early clinical trials may not be predictive of results of future preclinical studies or clinical trials.

ii

●	We and the Portfolio Companies face substantial competition, and if competitors develop and market technologies or products more rapidly than those companies do or that are more effective, safer or less expensive than the product candidates that those companies develop, our commercial opportunities will be negatively impacted.

●	Our or the Pharmaceutical Companies’ product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could preclude further development, prevent regulatory approval, prevent market acceptance or limit their commercial potential if regulatory approval were to be received or result in other significant negative consequences.

●	Rafael Medical Devices’ device candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved or cleared devices or investigational or approved drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential, result in significant negative consequences, or potential product liability claims.

●	We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business and that of the Portfolio Companies effectively.

●	We may not be able to consummate any investment, business combination, or other transaction.

●	We are controlled by our principal stockholder, which limits the ability of other stockholders to affect the management of the Company.

●	If we or the Portfolio Companies are unable to adequately maintain or protect our proprietary technology and product candidates and device candidates and services, if the scope of the patent protection obtained is not sufficiently broad, or if the terms of patents are insufficient to protect product candidates, device candidates, services or technologies for an adequate amount of time, competitors could develop and commercialize technology and products similar or identical to that technology or those product candidates, device candidates and services, and our ability to successfully commercialize technology or product candidates, device candidates or services may be materially impaired.

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “Rafael Holdings,” “we,” “us,” and “our” refer to Rafael Holdings, Inc., a Delaware corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2026 refers to the fiscal year ended July 31, 2026).

iii

Item 1. Business.

OVERVIEW

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a biotechnology company that develops pharmaceuticals and holds interests in clinical and early-stage companies that develop pharmaceuticals and medical devices. Our lead candidate is Trappsol® Cyclo™ (remibetadex), an investigational therapy for the potential treatment of Niemann-Pick Disease Type C (“NPC”), a rare, fatal and progressive genetic disorder. We have completed the pivotal Phase 3 clinical trial of Trappsol® Cyclo™ and on October 28, 2026 submitted a New Drug Application to the U.S. Food and Drug Administration. We also hold: (i) a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company; (ii) Barer Institute Inc. (“Barer”), a wholly-owned subsidiary holding equity interests in early stage cancer assets; (iii) a majority equity, and debt, interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company; (iv) a majority equity interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries; and (v) a majority equity interest in Day Three Labs, Inc. (“Day Three”), which empowers third-party manufacturers to bring to market better, cleaner, more precise and predictable versions of their product by utilizing Day Three’s technology and which holds equity and debt interests in two industry related companies. Our primary focus is to obtain FDA approval of Trappsol® Cyclo™, for which we submitted a New Drug Application on October 28, 2026 following the recent completion of Cyclo’s pivotal Phase 3 clinical trial, and, if approved, to bring that product to market. We also evaluate opportunities to expand our investment portfolio through strategic investments, including in therapeutics, that address high unmet medical needs. We continuously evaluate our other holdings to ensure the future focus of our resources is on core assets and specifically the Trappsol® Cyclo™ clinical development and commercialization efforts.

Historically, we owned real estate assets. As of July 31, 2026, we hold a portion of a commercial building in Jerusalem, Israel as our sole remaining real estate asset.

On March 25, 2025, we consummated the Merger (as defined below) with Cyclo whereby Cyclo became a wholly-owned subsidiary. In May 2023, we first invested in Cyclo, a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl-β-cyclodextrin, IV), a treatment for NPC. NPC is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017, FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017 and, in May 2020, Cyclo announced Top Line data indicating Trappsol® Cyclo™ was well tolerated in this study. Cyclo has completed its pivotal Phase 3 Clinical Trial evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C and announced topline data from the study on September 30, 2026. The study did not meet its primary endpoint in the overall population; a prespecified analysis in patients receiving background miglustat and/or leucine therapy demonstrated a statistically significant treatment benefit. On October 28, 2026, Cyclo submitted a New Drug Application (“NDA”) to FDA seeking approval of Trappsol® Cyclo™ for the treatment of the neurovisceral manifestations of NPC in adult and pediatric patients from birth. Within 60 days of receipt, the FDA will determine whether the application is complete and acceptable for filing and, if accepted, whether Priority Review will be granted. If the application is accepted, the FDA will assign a Prescription Drug User Fee Act (PDUFA) target action date. The NDA includes a request for a rare pediatric disease priority review voucher. The United States Adopted Names (“USAN”) Council has assigned the nonproprietary name “remibetadex” to Trappsol® Cyclo™. In addition, on April 16, 2026, Cyclo entered into an exclusive, worldwide, royalty-bearing Patent License Agreement with the Massachusetts Institute of Technology (“MIT”) for certain patent rights relating to small molecules to improve myelination in Alzheimer’s disease and APOE4 carriers, under which Cyclo may develop and commercialize products containing hydroxypropyl-β-cyclodextrin for Alzheimer’s disease.

LipoMedix is a clinical stage Israeli company based in Israel that is focused on the development of a product candidate, Promitil, that holds the potential to be a therapy for cancer based on liposome delivery. As of July 31, 2026, our ownership interest in LipoMedix was approximately 95%. As needed, we provide debt or equity funding to LipoMedix to support its development and clinical efforts. LipoMedix has recently initiated an IST (investigator sponsored study) specifically an open-label, Phase II Single-Arm Trial of PROMITIL Combined with Radiotherapy in patients with Cisplatin-Ineligible Head and Neck Cancer.  LipoMedix is also currently exploring strategic options for its lead candidate, including potential licensing opportunities, collaborations with industry partners, and investigator-initiated studies.

In 2019, we established Barer, originally as a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds designed to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer was comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s majority owned subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Dr. Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, we resolved to curtail its early-stage development efforts, including pre-clinical research at Barer and have, since that date, ceased almost all of such activity. Since then, we have sought partners for Farber programs and have entered into a license agreement for one of its technologies that is in the pre-clinical research stage with the Ludwig Institute of Cancer Research and have transferred majority ownership of another one of its technologies, SHMT, to a new company, Forme Therapeutics, that is being managed by Dr. Joshua Rabinowitz with the goal of developing SHMT while seeking out external investment and partnerships. Going forward, we expect that Barer will primarily operate as an entity holding interest in these two cancer-focused opportunities.

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

In May 2021, we formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, Rafael Medical Devices sold an aggregate 31.6% equity interest to third parties for $925,000. In February 2025, we invested approximately $582,000 in cash, and Rafael Medical Devices raised approximately $44,000 from third parties in exchange for Rafael Medical Devices’ Class A Units. In July 2026, we converted the balance of an intercompany promissory note plus accrued interest, totaling $2,087,086, in exchange for Rafael Medical Devices’ Class A Units. As a result, we currently hold an 83% equity interest in Rafael Medical Devices. On December 11, 2024, Rafael Medical Devices received a substantial equivalence determination for the VECTR System from the Food and Drug Administration (“FDA”) in response to Rafael Medical Devices’ 510(k) premarket notification. FDA’s clearance of the VECTR System is for use in minimally invasive ligament or fascia release surgeries, such as carpal tunnel release in the wrist and cubital tunnel release in the elbow. The VECTR System has been classified into Class II and is subject to special controls (performance standards). Rafael Medical Devices’ development of future products will depend upon the success of the VECTR System and our Company’s ability to identify attractive investment and development opportunities.

In January 2024, we entered into a series of transactions with Day Three and certain of its shareholders, acquiring a controlling interest in Day Three and subsequently consolidating Day Three’s results (the “Day Three Acquisition”). On March 14, 2025, Day Three Labs Manufacturing (“DTLM”), a majority-owned subsidiary of Day Three, entered into an Asset Purchase Agreement and Licensing Agreement, pursuant to which DTLM sold assets and licensed certain applications of their Unlokt™ technology used in their cannabinoid ingredient manufacturing business in exchange for equity and debt interests in these companies.

Financial information by segment is presented in Note 17 in the Notes to our Consolidated Financial Statements in Item 8 of this Annual Report.

Our headquarters are located at 520 Broad Street, Newark, New Jersey 07102. The main telephone number at our headquarters is (212) 658-1450 and our corporate web site’s home page is www.rafaelholdings.com.

We make available free of charge our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity through the investor relations page of our website (https://rafaelholdings.irpass.com) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our website also contains information not incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

BUSINESS DESCRIPTION

We work to advance the pipeline development of Trappsol® Cyclo™ (remibetadex) as our primary focus and as research and clinical results warrant, continued investment in our other Portfolio Companies, including Cyclo, LipoMedix, Barer, Rafael Medical Devices, Cornerstone and Day Three (collectively the “Portfolio Companies”). We also further seek to expand our portfolio through opportunistic and strategic investments, including investments in therapeutics which address high unmet medical needs. Historically, the Company owned real estate assets. Currently, the Company holds a portion of a commercial building in Jerusalem, Israel as its remaining real estate asset.

Portfolio Companies

Overview

We are a biotechnology company that develops pharmaceuticals and holds interests in clinical and early-stage companies that develop pharmaceuticals and medical devices. Our lead candidate is Trappsol® Cyclo™, an investigational therapy for the potential treatment of NPC, a rare, fatal and progressive genetic disorder. We have completed the pivotal Phase 3 clinical trial of Trappsol® Cyclo™ and on October 28, 2026 submitted a New Drug Application to the U.S. Food and Drug Administration. We also hold (i) a majority equity interest in LipoMedix, a clinical stage pharmaceutical company, (ii) Barer, a wholly-owned subsidiary holding equity interests in early stage cancer assets whose operations have been substantially curtailed, (iii) a majority interest in Cornerstone, formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company, (iv) a majority equity interest in Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries, and (v) a majority interest in Day Three, a company which empowers third-party manufacturers to bring to market better, cleaner, more precise and predictable versions of their product by utilizing Day Three’s technology and which holds equity and debt interests in two industry related companies. Our primary focus is to obtain FDA approval of Trappsol® Cyclo™, for which we submitted a New Drug Application on October 28, 2026 following the recent completion of Cyclo’s pivotal Phase 3 clinical trial, and, if approved, to bring that product to market. We also evaluate opportunities to expand our investment portfolio through strategic investments, including in therapeutics, that address high unmet medical needs. We continuously evaluate our other holdings to ensure the future focus of our resources is on core assets and specifically the Trappsol® Cyclo™ clinical development and commercialization efforts.

Cyclo Therapeutics, LLC / Trappsol® Cyclo™

Cyclo Therapeutics, LLC (referred to as Cyclo) is a clinical-stage wholly owned subsidiary that develops cyclodextrin-based products primarily for the potential treatment of NPC and other diseases.

Cyclo filed a Type II Drug Master File with the United States (US) Food and Drug Administration (“FDA”) in 2014 for Trappsol® Cyclo™ (hydroxypropyl-β-cyclodextrin, IV) as a treatment for Niemann-Pick Disease, Type C (“NPC”). NPC is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In 2015, Cyclo launched an International Clinical Program for Trappsol® Cyclo™ as a potential treatment for NPC. In 2016, Cyclo filed an Investigational New Drug application (“IND”) with FDA and was notified by FDA that its study may proceed for its initial Phase I Protocol. In addition to the ongoing clinical development program within the IND, Trappsol® Cyclo™ has been granted Orphan Drug Designation (May 2010), Fast Track Designation (January 2017), and Rare Pediatric Disease Designation (December 2017) by FDA. It is recognized that a Pediatric Study Plan (PSP) is not required for non-oncology products with Orphan Drug status in the US, however, a Pediatric Investigational Plan (PIP) has been agreed with the European Medicines Agency (EMA) for Trappsol® Cyclo™ which includes clinical trials in patients from birth to less than 18 years of age. Cyclo has also received Orphan Drug Designation in Europe (April 2015). If Trappsol® Cyclo™ were to be approved under an orphan-designated indication, it would provide Cyclo with the exclusive right to sell Trappsol® Cyclo™ for the treatment of NPC for seven years in the United States following FDA drug approval, and would provide 10 years of market exclusivity in Europe following EMA regulatory approval. An additional two years of exclusivity in Europe could be added upon acceptance by the EMA’s Pediatric Committee of Cyclo’s pediatric investigation plan (PIP) demonstrating that Trappsol® Cyclo™ addresses the pediatric population.

On December 1, 2017 FDA granted Cyclo’s request and designated hydroxypropyl-β-cyclodextrin for treatment of Niemann-Pick disease type C (NPC) as a drug for a “rare pediatric disease,” as defined in section 529(a)(3) of the Federal Food, Drug and Cosmetic Act (FD&C Act) (21 U.S.C. 360ff(a)(3)). Rare Pediatric Disease designation by FDA enables priority review voucher eligibility upon U.S. marketing approval of a designated drug for a rare pediatric disease. The Rare Pediatric Disease Priority Review Voucher, or PRV, program is intended to encourage development of therapies to prevent and treat rare pediatric diseases. The voucher, subject to meeting eligibility requirements and current statutory deadlines, could be awarded to the sponsor of a designated rare pediatric disease product application in the event that its New Drug Application (“NDA”) or Biologics License Application (“BLA”) receives FDA approval. Once received, the voucher could be used by us, or sold or transferred to another entity and used by that new holder of the voucher, to receive priority review for a future NDA submission, which generally can reduce FDA review time of such future submission to six months.

NPC is a devastating lysosomal storage disorder which can occur in both the pediatric and adult population. Many children diagnosed with NPC die before their fifth birthday. This has a significant public health impact in relation to the resources required to support the needs of patients and their families. The manifestation of NPC is extremely varied, with some patients suffering from different severities of systemic effects such as hepatomegaly and other organomegalies and/or neurological effects which have significant impact on quality of life and ability to thrive. Despite two FDA-approved products treating various aspects of the disease, there still remains an unmet medical need and new therapies are urgently required.

Trappsol® Cyclo™ is an investigational new drug designed to deliver a first-in-class proprietary cyclodextrin formulation that is administered intravenously (IV) in order to mobilize lysosomal cholesterol. Trappsol® Cyclo™ is designed to directly impact the root cause of NPC by mobilizing cholesterol from late-stage endosomes and lysosomes. The Trappsol® Cyclo™ development program includes 5 studies: 1 completed Phase 1 study, 1 completed Phase 1/2 study, 1 ongoing Open Label Extension (OLE) study to the completed Phase 1 study, 1 completed Phase 3 study and a sub-study (outside the US) under the Phase 3 study in accordance with the current PIP agreed with the EMA. The PIP covers patients from birth to less than 18 years of age.

In completed and ongoing studies, treatment of NPC with IV Trappsol® Cyclo™ has indicated engagement on central and peripheral neurologic symptoms associated with NPC. Furthermore, biochemical markers of cholesterol mobilization indicate the potential to be able to ameliorate systemic disease. Subject to FDA’s review of our NDA and EMA’s review of any future application for regulatory approval, Trappsol® Cyclo™ treatment may hold the potential to offer a significant improvement to quality of life, life expectancy and unmet medical need of patients with NPC.

Cyclo also continues to operate its legacy fine chemical business, consisting of the sale of cyclodextrins and related products to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs.

Cyclo’s core business has transitioned to a biotechnology company primarily focused on the development of cyclodextrin-based biopharmaceuticals for the potential treatment of NPC and other diseases.

Global Phase 3 Clinical Study (TransportNPCTM)

We recently completed our TransportNPCTM Phase 3 multicenter, double-blind, randomized, placebo-controlled pivotal trial to evaluate the safety, tolerability, and efficacy of 2000 mg/kg of Trappsol® Cyclo™ (administration as a slow infusion over 6.5 hours every 2 weeks) and standard of care, or SOC, compared to placebo and SOC in patients with NPC. The trial was authorized in more than 30 sites across 13 countries (Argentina, Australia, Brazil, Germany, Israel, Italy, Poland, Saudi Arabia, Spain, Taiwan, Turkey, UK and US). It fully enrolled 94 patients for a total study duration period of four years, inclusive of a 2-year open-label extension, or OLE. The primary endpoint was mean change in 5D-NPC-CSS and 4D-NPC-CSS composite severity score, with secondary endpoints of SCAFI, PAS following swallowing (via video fluorography), and Vineland-2. Enrollment of the planned 94 patients was completed in May 2024 and, as such, the interim analysis (planned to be conducted when all 94 patients have reached the 48 week timepoint) was conducted in June 2025. In June 2026, the study achieved its Last Patient, Last Visit (LPLV) milestone after all 94 enrolled patients completed the 96-week evaluation period. This concluded the double-blind phase of the study. Data from the 94-patient trial, with patients ranging in age from 3 to 70 years, indicated that Trappsol® Cyclo™ (2000 mg/kg administered intravenously every two weeks) was well-tolerated and indicated a directionally favorable treatment effect. The complete dataset has been submitted to FDA as part of the NDA and remains subject to FDA review. The Phase 3 study did not meet the primary endpoint in the overall population; a prespecified analysis in patients receiving background miglustat and/or leucine therapy demonstrated a statistically significant treatment benefit.

On October 28, 2026, Cyclo submitted a New Drug Application (“NDA”) to FDA seeking approval of Trappsol® Cyclo™ for the treatment of the neurovisceral manifestations of NPC in adult and pediatric patients from birth. Within 60 days of receiving the application, the FDA will determine whether the application is complete and acceptable for filing and, if accepted, whether Priority Review will be granted. If the application is accepted, the FDA will assign a Prescription Drug User Fee Act (PDUFA) target action date. The NDA includes a request for a rare pediatric disease priority review voucher.

This Phase 3 study also includes an open-label sub-study which would include newborn patients to less than three years of age primarily for safety, but also to provide outcome data on global severity and improvement in response to Trappsol® Cyclo™ from both the investigator and patient/family perspective (CGI-S, CGI-C, CaGI-S, CaGI-C, and CaGI-C24). The study fully enrolled in May 2024 and enrolled 10 patients, and 2 patients discontinued after 48 weeks (caregiver decision). Provided below is a summary of the data from this sub-study:

●	At baseline, sub-study patients had a mixture of very mild to severe disease based on the Clinical Global Impression – Severity (CGI-S) scale;

●	Out of the 10 patients, based on each patient’s last available assessment compared to baseline, three patients showed sustained improvement in CGI-S score, four patients remained stable, two patients showed sustained worsening, and one patient showed transient improvement at earlier visits that was not sustained, returning to baseline;

●	Adverse Event (AE) profile appears to be consistent with prior findings from earlier studies, and from the larger Phase 3 TransportNPC™ study that is irrespective of age and disease severity;

●	As of May 2025, there were 122 AEs: 94 reported as mild, 27 reported as moderate, and 1 event as severe; and

●	No SAEs were considered by the principal investigators as related to or possibly related to study drug.

In summary, this open-label sub-study suggests that long-term treatment with Trappsol® Cyclo™ in patients with NPC is considered well tolerated, with treatment emergent adverse events that are monitorable and manageable, and only hearing loss and acute infusion reactions continue to be identified as Adverse Events of Special Interest (AESI). The benefit-risk profile of Trappsol® Cyclo™ is considered to continue to be acceptable based upon a consistent safety and tolerability profile across clinical studies and age groups, thus in Cyclo’s view supporting the continued investigation of Trappsol® Cyclo™ in NPC.

European and Israeli Phase I/II Clinical Study

A multicenter, Phase I/II, randomized, blinded, parallel-group study has been conducted to compare the pharmacokinetics, or PK, of 3 different single IV doses of Trappsol® Cyclo™ in patients with NPC and to evaluate the efficacy and tolerability of the 3 different dosages of Trappsol® Cyclo™ in patients with NPC after 48 weeks of treatment. Patients received IV infusions of Trappsol® Cyclo™ at doses of 1500 mg/kg, 2000 mg/kg, or 2500 mg/kg body weight over 8–9 hours every 2 weeks for a 48-week period, with a follow-up evaluation 28 days after their last study visit.

A total of 12 patients were enrolled, randomized, and received study treatment. Nine (9) of the 12 patients completed the study (2 of 5 patients in the 1500 mg/kg group; all 4 patients in the 2000 mg/kg group; and all 3 patients in the 2500 mg/kg group completed the study). Three patients, all in the 1500 mg/kg group, discontinued the study for non-safety-related reasons.

The objective of this study was to assess the effectiveness of Trappsol® Cyclo™ in the management of NPC by evaluation of the number of individual domains of the overall score in which an improvement was observed over 48 weeks of treatment. Outcome measures included at least a 1-point reduction (improvement) in 2 or more of the 17D-NPC-CSS domains and improvements in Caregiver Global Impressions – Severity (CGI-S) ratings. Provided below is a summary of the data:

●	8 of 9 completers (89%) met the 1-point reduction in 2 or more of the 17D-NPC-CSS domains; one patient worsened overall using the 17D-NPC-CSS measure, and 8 patients met the primary measure.

●	Of the 8 who met the 1-point reduction in 2 or more of the 17D-NPC-CSS domains, 6 (75%) improved in at least one of the 5 domains judged by patients and their caregivers to be the most important for their quality of life (Ambulation, Fine Motor, Speech, Swallow, and Cognition).

●	7 of 9 (78%) showed improvements in Caregiver Global Impressions – Severity (CGI-S) ratings.

In summary, this study indicated that treatment with Trappsol® Cyclo™ crosses the blood brain barrier, showed improvements in neurological features of NPC, and was well-tolerated.

US Phase 1 Clinical Study

A Phase 1 study was conducted to evaluate the single and multiple-dose pharmacokinetics of IV Trappsol Cyclo (HPβCD) in patients with Niemann-Pick disease Type C (NPC) and the effects of dosing upon biomarkers of NPC disease.

This study was a 14-week study assessing 2 dose levels administered IV every 2 weeks:

●	low-dose: 1500mg/kg

●	high-dose: 2500mg/kg

Endpoints included safety, pharmacokinetics (PK) and pharmacodynamics (PD) of Trappsol® Cyclo™ in peripheral tissues and the CNS in adult patients with NPC. Specifically, these parameters were assessed via serum, plasma and Cerebrospinal Fluid (CSF) biomarkers and liver assessments after 7 IV infusions (14 weeks).

In total, 13 subjects were enrolled and 10 completed all study visits (6 patients at the 1500 mg/kg dose and 4 at the 2500 mg/kg dose completed the study) and 3 patients discontinued for non-safety-related reasons. Overall, both dose groups were well-tolerated, with no significant laboratory findings and very few TEAEs being reported in either dose group.

The observed PK profile of Trappsol® Cyclo™ was similar following the first and seventh infusions, with a plasma half-life of 2 hours (h), a maximum plasma concentration reached at 6 to 8 h, and no evidence of accumulation. Based on Cmax values, systemic exposure was predicted to increase on average 1.2- to 1.5-fold for a doubling in dose. The geometric mean clearance (76.9 – 112 mL/h/kg) was similar to the glomerular filtration rate. Trappsol® Cyclo™ was first detected in the CSF 4 h following the start of the infusion (first timepoint measured) for both dose groups. The highest CSF concentrations measured were 48.3 μg/mL (mean at 12 h, 33 μM) for the 1500 mg/kg group and 37.8 μg/mL (mean at 12 h, 25 μM) for the 2500 mg/kg group. CSF samples were not collected after this time point, precluding the ability to calculate a half-life (t1/2) for the drug in CSF. Trappsol® Cyclo™ persisted in the CSF for several hours after the IV infusion had ended.

The PD effect of storage of unesterified cholesterol in liver, the prime organ of cholesterol production and metabolism, was significantly increased at baseline and was down to normal levels at 14 weeks of treatment, depending on dose, indicating a significant mobilization of lysosomal liver cholesterol over 14 weeks. Serum levels of lathosterol, a marker of whole-body cholesterol synthesis, decreased transiently over several days after the first Trappsol® Cyclo™ infusion indicating increased availability of cholesterol to intracellular sites. The level of reduction post-infusion was reduced after 7 treatment cycles in line with a normalization of hepatic cholesterol metabolism and storage. Serum levels of 4β-hydroxycholesterol, a marker of cholesterol catabolism, increased significantly after the first infusion, a pattern that reduced after 7 treatment cycles, again indicating a normalization of visceral cholesterol metabolism.

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

Finally, the level of tau-protein, a marker indicating neuro-inflammatory and neuro-degenerative processes in the brain, showed a tendency to a post-treatment transient increase after the first infusion and an overall reduction at the end of the study in 8 out of 10 patients.

The results from the completed Phase I study support the anticipated mechanism of action of systemically (IV) administered Trappsol® Cyclo™ in mobilizing intracellular cholesterol stores in the liver and the CNS in subjects with NPC as shown previously by nonclinical studies and indicate that it was well-tolerated.

An OLE study was open to patients in the US who have completed the Phase I study and collects important longer term safety and efficacy data. All patients are currently receiving 1500 mg/kg Trappsol® Cyclo™ in-home infusions every 2 weeks. Three patients remain on this study with the longest having reached over 5 years of treatment. This study continues to be well-tolerated.

LipoMedix

LipoMedix is a clinical stage company, based in Israel, focused on the development of a product candidate, Promitil®, that holds the potential to be an innovative, safe, and effective cancer therapy based on liposome delivery. As of July 31, 2026, the Company’s ownership interest in LipoMedix was approximately 95%. As needed, the Company provides funding to LipoMedix through intercompany promissory notes which are used to support research and development activities. LipoMedix is currently conducting an Investigator Initiated Study at Assuta Ashdod Medical Center in Israel while additionally exploring strategic options for the Promitil® program, including potential licensing opportunities, collaborations with industry partners, and investigator-initiated studies.

About Promitil®:

LipoMedix was established to advance the pharmaceutical and clinical development of a patented prodrug of mitomycin-C (MMC) and its efficient delivery in liposomes to cancer cells. This proprietary molecule, known as Promitil – pegylated liposomal mitomycin-C lipidic prodrug (PL-MLP) – is designed with the goal of overcoming the toxicity associated with the clinical use of mitomycin-C and turns it into a targeted, anticancer therapeutic that could potentially become a treatment in a variety of cancers with high unmet medical need. The inventor and scientific founder, of LipoMedix is Alberto Gabizon, M.D., Ph.D., of the Hebrew University – Shaare Zedek Medical Center, Israel. He is the co-inventor and co-developer of Doxil® (pegylated liposomal doxorubicin), a successful and widely used anticancer product based on a similar drug development strategy. Prof. Gabizon is one of the few scientists intimately familiar with the successful development and commercialization process of liposomal drugs.

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

Next Steps:

The standard of care for locally advanced head and neck squamous cell carcinoma relies heavily on combining definitive radiotherapy with cisplatin, a powerful chemotherapy agent that acts as a radiosensitizer to make tumors more vulnerable to radiation. However, cisplatin is notoriously harsh and is frequently associated with severe kidney damage, permanent hearing loss, and debilitating neuropathy. Because many patients facing this diagnosis are older, frail, or have pre-existing health conditions, a significant portion of them are deemed entirely ineligible for cisplatin. Unfortunately, the current alternative treatments for this vulnerable population often yield inferior survival outcomes or introduce their own severe side effects, creating a significant clinical need for a safe and highly effective radiosensitizer.

To address this major clinical dilemma, a new investigator-initiated study was launched in June 2026 at Assuta Ashdod Medical Center in Israel to evaluate LipoMedix’s targeted therapy, Promitil, in this specific cisplatin-ineligible population. The trial is designed to unfold over a 24-month duration with a focused cohort of 20 patients, and researchers are currently exploring the opening of an additional clinical site in Israel to support the study. The underlying scientific rationale for this trial centers on Mitomycin C, a well-established chemotherapy agent and potent radiosensitizer. Historically, the widespread use of Mitomycin C has been severely limited by its own systemic toxicities, particularly severe bone marrow suppression. Promitil was engineered specifically to harness the tumor-destroying power of Mitomycin C while neutralizing its systemic dangers by acting as a pegylated liposomal prodrug, meaning an inactive form of the medication is encapsulated securely inside a microscopic lipid envelope.

This delivery system is designed to allow Promitil to circulate safely in the bloodstream, shielding the patient’s healthy tissues from toxicity. Because tumors develop rapidly, they possess notoriously “leaky” blood vessels. The Promitil liposomes naturally slip through these vascular gaps and accumulate heavily within the tumor tissue itself. Once inside this specific microenvironment, the prodrug is exposed to high levels of reducing agents that are naturally secreted by cancer cells. These agents cleave a specific chemical bond on the drug - a thio-benzyl bridge - releasing the active, toxic Mitomycin C directly into the tumor precisely where the radiotherapy is being aimed.

The strategy for this ongoing investigator-initiated trial is supported by earlier clinical data, including previous early-phase studies where the data indicate Promitil combined with radiotherapy seemed to be safe, well-tolerated, and effective at controlling tumor growth without compounding the toxicity of the radiation. By launching this highly focused study, the clinical team at Assuta Ashdod is strategically positioning Promitil to fill a gap in modern oncology. The ultimate goal over the next 24 months is to show that this innovative delivery system can provide the crucial, localized radiosensitizing boost these vulnerable patients require to eradicate their tumors, bypassing the toxicities of standard chemotherapies.

Farber

Farber, a majority owned subsidiary of Barer, was formed around an agreement with Princeton University’s Office of Technology Licensing for technology from the laboratory of Dr. Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, we resolved to curtail our early-stage development efforts, including pre-clinical research at Barer Institute. Since then, we have sought partners for Farber programs and have entered into a license agreement for one of its technologies that is in the pre-clinical research stage with the Ludwig Institute of Cancer Research and have transferred majority ownership of another one of its technologies, SHMT, to a new company, Forme Therapeutics, that is being managed by Dr. Joshua Rabinowitz with the goal of developing SHMT. Going forward, we expect that Barer, through its Farber subsidiary, will primarily operate as an entity holding interest in these cancer-focused opportunities.

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

In March of 2024, Cornerstone completed a comprehensive restructuring transaction including, the conversion of the debt under a line of credit agreement and the promissory note held by the Company, the conversion and modification of other Cornerstone debt obligations, the extension of the Cornerstone debt held by RP Finance, a reverse stock split, the conversion of all outstanding preferred stock of Cornerstone into common stock and the adoption of certain governance measures. Subsequent to the restructuring, the Company owns 67% of Cornerstone.

Science and Preclinical:

Cornerstone’s development candidate is CPI-613® (devimistat), a stable analog of normally transient, acylated catalytic intermediates of lipoate. CPI-613® is designed to disrupt mitochondrial function and thereby decrease the TCA cycle function; thus, CPI-613® (devimistat) misinforms these tumor systems, triggering mitochondrial stress and turning off the cancer cell TCA cycle. CPI-613® is designed to broadly affect tumor metabolism, including disrupting mitochondria and potentially intercalating in cancer cell membranes. The metabolic and mitochondrial stress have been found to trigger apoptotic and necrotic cell death pathways in tumor cells (Zachar et al., J Mol Med, 2011, 89:1137-48; Stuart et al., Cancer Metab. 2014, 2, 4: reviewed in Bingham et al., Expert Rev Clin Pharmacol. 2014, 7:837-46 and Hammoudi et al., Chin J Cancer. 2011, ;30:508-25). These data suggest that CPI-613® may hold the potential to have anti-cancer activity. CPI-613 is a lipoic acid analog with a fatty acid tail that may be able to utilize fatty acid transporters. Cancer cells have been shown to up-regulate fatty acid metabolism to support tumorigenesis.

Clinical Highlights:

Overall, one thousand thirty-three (1033) patients have been exposed to CPI-613® (devimistat) throughout the various trials (25) in the proposed indications.

CPI-613® (devimistat) has been tested in 3 randomized controlled trials that have not demonstrated a benefit of the experimental arm containing devimistat versus the control arm. Currently, Cornerstone is exploring strategic alternatives to further its clinical development.

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

Rafael Medical Devices

Rafael Medical Devices is a medical device company currently concentrating on developing surgical and procedural devices designed to provide meaningful advantages to patients and healthcare providers in the orthopedic market following receipt of the requisite regulatory clearance, approval or marketing authorization. Its current lead product is an orthopedic arthroscopy instrument for carpal and cubital tunnel syndrome.

Rafael Medical Devices has assembled an in-house team with expertise in engineering, device development, quality control, and design who have been part of teams that have created successful commercial medical devices in the past. It has begun to expand its expert network of experienced device creators, and key opinion leaders.

Orthopedics comprise a large addressable market. Rafael Medical Devices is seeking to assemble a portfolio of Class I, II and III devices to mitigate risk across a portfolio of devices with overlapping needs and markets. This strategy is designed to minimize supply chain requirements while maximizing market potential.

On December 11, 2024, Rafael Medical Devices received a substantial equivalence determination for the VECTR System from the United States Food and Drug Administration, or FDA, in response to Rafael Medical Devices’ 510(k) premarket notification. FDA’s clearance of the VECTR System is for use in minimally invasive ligament or fascia release surgeries, such as carpal tunnel release in the wrist and cubital tunnel release in the elbow. The VECTR System has been classified as a Class II device. Rafael Medical Devices has initiated a sales effort in the United States and is establishing a network of distributors as it builds out its commercial presence for the VECTR System. Rafael Medical Devices is actively expanding its manufacturing volume and engaging with regional orthopedic distributors in the field of hand surgery.

The Company has initiated design of its second product, a device candidate which is designed to be a follow on to the VECTR system that utilizes a retrograde release system. The development of future device candidates, if any, will depend upon the success of the VECTR System and the Company’s ability to identify attractive opportunities in the marketplace.

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

OUR STRATEGY

We are a biotechnology company that develops pharmaceuticals and holds interests in clinical and early-stage Portfolio Companies, including our wholly-owned Cyclo, Barer, and our majority interest in LipoMedix, Rafael Medical Devices, Day Three and Cornerstone. Historically, our focus was on investing in and funding entities to discover and develop novel cancer therapies. Our primary focus has been the continued development of Trappsol® Cyclo™ and we have recently completed a pivotal Phase 3 clinical trial and, on October 28, 2026, submitted a New Drug Application for regulatory approval and ultimately, if approved, commercialization of the product. We also evaluate opportunities to expand our investment portfolio through strategic investments, including in therapeutics, that address high unmet medical needs. We continuously evaluate our other holdings to ensure the future focus of our resources is on core assets and specifically the Trappsol® Cyclo™ clinical development and commercialization efforts.

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

GOVERNMENT REGULATION AND COMPLIANCE

Our operations, products, services, and potential future customers and those of our Portfolio Companies are subject to extensive government regulation by FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. The global regulatory environment is increasingly stringent, unpredictable, and complex. There is a global trend toward increased regulatory and enforcement activity related to all medical products.

In the U.S., our product candidates and device candidates are regulated as either drugs or biological products under the Federal Food, Drug and Cosmetic Act, or FFDCA, and the Public Health Service Act, or PHSA, and their implementing regulations, or as medical devices under the FFDCA and its implementing regulations, each as amended and enforced by FDA. These laws govern the processes by which our product candidates and device candidates would be brought to market. FDA has enacted extensive regulations and implemented numerous guidance documents that control all aspects of the development, design, performance, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, postmarket surveillance, and import and export of drugs, biological products, and medical devices. In addition, FDA controls the access of products to market through processes designed to ensure that only products that are safe and effective for their intended use(s) and otherwise meet the applicable requirements of the FFDCA and/or PHSA are made available to the public.

Review And Approval Of Drugs In The United States

In the United States, FDA approves and regulates drugs under the FFDCA, and its implementing regulations. The failure to comply with requirements under the FFDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of compliance letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by FDA and the Department of Justice or other governmental entities.

Each of Cyclo’s, LipoMedix’s, Barer’s, and Cornerstone’s (collectively referred to as the “Pharmaceutical Companies”) current product candidates must be approved by FDA through a New Drug Application, or NDA. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with FDA’s good laboratory practice, or GLP, regulations;

●	submission to FDA of an Investigational New Drug, or IND, application, which must take effect before human clinical trials may begin;

●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated at each site;

●	performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices, or cGCPs, requirements to establish the safety and efficacy of the proposed drug product for each proposed indication;

●	submission of pediatric study plans and generation of data, unless inapplicable or otherwise deferred or waived, that are adequate to assess the safety and effectiveness of the drug candidate for the proposed indication(s) in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is determined to be safe and effective;

●	preparation and submission to FDA of an NDA requesting approval for marketing for one or more proposed indications;

●	review by an FDA advisory committee, where appropriate if applicable;

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced and packaged to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with cGCPs and the integrity of the clinical data;

●	payment of user fees and securing FDA approval of the NDA; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, and the purity and stability of the drug substance, as well as in vitro and animal studies to assess the potential safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices, or GLP, requirements. On September 22, 2026, FDA issued a Direct Final Rule that reflects advances in science and technology that have expanded the range of testing options available in human drug development, including methods using human cells, organs-on-chips, computer models, and other advanced technologies, and which is intended to provide regulatory flexibility for sponsors by updating the Agency’s regulations to replace terms like “animal tests” and “animal studies” with the terms “nonclinical tests” and “nonclinical studies” in order to clarify that non-animal methods can be used where appropriate for testing the safety of drugs and biological products intended for human use before they are evaluated in humans. Whichever approach is used, the sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to FDA as part of the IND. An IND is an exemption from the FFDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. The IND automatically becomes effective 30 days after receipt by FDA, unless FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and FDA must resolve any outstanding concerns before the clinical trial can begin. FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements to use the study as support for an IND or subsequent application for regulatory approval. Such studies must be conducted in accordance with cGCPs, including review and approval by an independent ethics committee, or IEC, and include informed consent from subjects. The cGCP requirements encompass both ethical and data integrity standards for clinical studies. FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to FDA as part of the IND before a clinical trial can begin in the US. In addition, an IRB representing each study site participating in the clinical trial must review and approve the plan for any clinical trial before it commences at each site, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects.

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

Phase 3. These clinical trials are commonly referred to as “pivotal” studies, which denotes a study or studies that present the pivotal data (but not the only data) that FDA or other relevant regulatory agency will use to determine whether or not to approve a drug candidate. The investigational drug is administered to an expanded number of patients in the target patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

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

Progress reports detailing the results of all clinical trials must be submitted at least annually to FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the investigator brochure.

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

If clinical trials are successful, the next step in the drug development process is the preparation and submission to FDA of an NDA or BLA, Biologics License Application, following payment of applicable user fees, if any, under PDUFA, the Prescription Drug User Fee Act. The NDA or BLA is the vehicle through which applicants formally propose that FDA approve a new drug or biologic for marketing and sale in the United States for one or more indications. The results of product development, preclinical studies, and clinical trials, along with detailed descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. For example, products with orphan drug designation are not subject to user fees.

FDA initially reviews all NDAs and BLAs submitted to identify if there are any deficiencies before it can officially accept the applications for in-depth review, also known as “filing” of the NDA or BLA. FDA may request additional information before deciding whether to accept an NDA or BLA for filing, and the applicant generally must submit the requested information before FDA proceeds. Subject to any additional information requests by FDA, this is generally a 60-day filing period. Once the submission is accepted for filing, FDA begins an in-depth review of the NDA or BLA.

After the NDA or BLA submission is accepted for filing, the FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality, and purity, and whether the product has appropriate labeling for its proposed intended use. There generally is a two-tiered system of review times – standard review and priority review – under FDA’s regulations and PDUFA performance goals and procedures. A priority review designation means FDA’s current PDUFA goal is to review and take action on 90% of such applications within six months (compared to 10 months under standard review) in addition to the 60-day filing period. During the approval process, FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the drug or biologic following its approval. If FDA concludes that a REMS is needed, the sponsor of the NDA must submit a proposed REMS; FDA will not approve the NDA without a REMS, if a REMS is deemed to be required.

Before approving an NDA or BLA, FDA will typically inspect the facilities at which the product is to be manufactured. These preapproval inspections may cover all facilities associated with an NDA or BLA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients), finished drug product manufacturing, labeling and packaging operations, and control testing laboratories. FDA will not approve an application unless it determines that the manufacturing processes and all facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, FDA will typically inspect one or more clinical trial sites to assure compliance with cGCPs.

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

On the basis of FDA’s evaluation of the NDA or BLA and accompanying information, including the results of the inspection of the manufacturing facilities and clinical trial sites, FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for a specific indication or indications in accordance with approved labeling. A complete response letter generally outlines the deficiencies in the application and may require the sponsor to undertake substantial additional testing or gather significant additional data and information in order for FDA to reconsider the application. Historically, the text of complete response letters generally was not released by the sponsor or FDA, and any disclosures associated with such complete response letters was limited to a sponsor’s determination of as to what portion of such letters were material or otherwise should be disclosed. In June 2025, FDA adopted a policy of “radical transparency” and, after completing redactions for trade secrets and confidential commercial information and personal private information, published more than 200 complete response letters that had been issued to sponsors in response to applications submitted to FDA for approval of drugs or biological products between 2020 and 2024. In September 2025, FDA released 89 additional, previously-unpublished complete response letters issued from 2024 to the present associated with pending or withdrawn applications. The Agency also announced that, going forward, FDA would promptly release newly-issued complete response letters, and, when approving applications, would release all complete response letters associated with that application, and that FDA also would publish batches of previously-issued CRLs associated with withdrawn or abandoned applications. If a complete response letter is issued, the applicant may either resubmit the application, addressing all of the deficiencies identified in the complete response letter, or withdraw the application. If and when those deficiencies have been addressed to FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. In its current PDUFA performance goals and procedures, FDA has committed to reviewing and acting on 90% of such resubmissions in two or six months depending on the type of information included and FDA’s classification of the resubmission. Even with submission of this additional information, FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If a product receives regulatory approval, the approval may be limited to a specific disease(s) and dosage(s) or the indication(s) for use or other product labeling may otherwise be limited, which could restrict the commercial value of the product. Further, FDA may require that certain contraindications, warnings (including potential “black box” warnings) or precautions be included in the product labeling. In addition, FDA may require phase 4 testing, which involves post-approval clinical trials designed to further assess a product’s safety and/or effectiveness, and also may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. If a REMS drug safety program is a condition of the approval, FDA can impose significant additional requirements affecting the marketing, distribution, and/or availability of the product in order to reinforce medication use behaviors and actions that support the safe use of that product as part of the safety strategy.

Fast track, breakthrough therapy, and priority review designations

FDA is authorized to designate certain product candidates for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are fast track designation, breakthrough therapy designation, and priority review designation. Receipt of such a designation does not necessarily mean that a product candidate will receive an expedited approval or even approval at all.

Accelerated approval pathway

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

Post-Approval Requirements

Any drug that receives FDA approval is subject to continuing regulation by FDA, including, among other things, requirements relating to recordkeeping, continued adherence to cGMP, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, by submitting supplemental NDAs, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications containing clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with FDA and state agencies, and are subject to periodic unannounced inspections by FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing and packaging process are strictly regulated and often require prior FDA review and approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers, packagers or distributors that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of manufacturing or distribution or other restrictions. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, shutdown of one or more manufacturing site, suspension of the approval, product recalls, or complete withdrawal of the product from the market, and imposition of corrective and preventative actions, or CAPAs;

●	fines, warning letters or holds on post-approval clinical trials;

●	refusal of FDA to approve pending NDAs or BLAs or supplements to approved NDAs or BLAs, or suspension or revocation of product approvals;

●	product seizure or detention, or refusal to permit the import or export of products; and/or

●	injunctions or the imposition of civil or criminal penalties.

FDA strictly regulates the marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indication(s) and in accordance with the provisions of the approved labeling. FDA and other agencies actively enforce the laws and regulations prohibiting false or misleading promotion and the promotion of off-label uses, which require that promotion is truthful, not misleading, fairly balanced and provides adequate directions for use, and that all claims are substantiated, and which also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling, in accordance with FDA guidance on off-label dissemination of information and responding to unsolicited requests for information. A company that is found to have improperly promoted off-label uses or engaged in any other false or misleading promotion may be subject to significant liability and enforcement actions. FDA has implemented and is now operating under its final guidance, “Communications From Firms to Health Care Providers Regarding Scientific Information on Unapproved Uses of Approved/Cleared Medical Products:  Questions and Answers”, which describes FDA’s enforcement policy regarding certain firm-initiated communications of scientific information on unapproved use(s) of the firm’s approved/cleared medical products to health care providers engaged in prescribing or administering medical products to individual patients.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, and its implementing regulations, which together regulate, among other things, the distribution and tracking and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations, and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA and its implementing regulations impose requirements to ensure accountability in distribution and to identify, trace and remove counterfeit and other illegitimate or harmful drugs from the market. In 2025, FDA generally ended most of its DSCA exemptions and began enforcing electronic, interoperable product tracing to meet the Act’s enhanced drug distribution security requirements. In addition, the BIOSECURE Act which Congress enacted on December 18, 2025, as part of the Fiscal Year 2026 National Defense Authorization Act, could impact active pharmaceutical ingredient, or API, supply chains, as the new law prohibits federal agencies from procuring or funding biotechnology equipment or services from designated “biotechnology companies of concern”, and it blocks entities that receive federal funds or government contracts from utilizing equipment or contract research/manufacturing services from these designated foreign companies.

Abbreviated new drug applications for generic drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FFDCA, Congress established an abbreviated regulatory scheme authorizing FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications, and stability of the generic drug, as well as analytical methods, manufacturing process validation data, and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on FDA’s prior determination of safety and effectiveness based upon the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FFDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant. If the 505(b)(2) applicant can establish that reliance in part on data in the public domain and/or on FDA’s previous finding of safety and effectiveness of the RLD is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the previously approved RLD. FDA may then approve the new product candidate for all, or some, of the label indication(s) for which the RLD has been approved, and/or for any new indication(s) for which approval is sought by the 505(b)(2) applicant.

Pediatric studies and exclusivity

Under the Pediatric Research Equity Act, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug candidate for the proposed indication(s) in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is determined to be safe and effective. With enactment in 2012 of the Food and Drug Administration Safety and Innovation Act, or FDASIA, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and any other information required by regulation. The applicant, FDA, and FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. FDA or the applicant may request an amendment to the plan at any time. FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to waiver requests, deferral requests and requests for extension of deferrals are contained in FDASIA. Unless and until FDA promulgates a regulation stating otherwise, the pediatric data requirements generally do not apply to products with orphan designation. However, in accordance with FDA Reauthorization Act of 2017, or FDARA, certain orphan designated cancer drugs are no longer exempt from having to conduct pediatric studies. FDARA requires that any original NDA or BLA submitted on or after August 18, 2020, for a new active ingredient, must contain studies of molecularly targeted pediatric cancers, unless a deferral or a waiver is granted, if the drug that is the subject of the application is intended for the treatment of an adult cancer and directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA or BLA for the drug for the rare disease or condition. If the request is granted, FDA will disclose the identity of the therapeutic agent and its potential use(s). Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA user fee. The first applicant to obtain approval of an orphan drug is eligible for seven years of exclusivity, during which FDA may not approve the same drug for the same approved use or indication within such rare disease or condition unless the subsequent product is shown to be clinically superior or if FDA withdraws exclusive approval or revokes orphan drug designation, or if the marketing application (NDA or BLA) for the orphan drug is withdrawn for any reason, or if the holder of the orphan exclusive approval fails to assure a sufficient quantity of the orphan drug.

Patent term restoration and extension

A patent claiming a new drug product or its method of use or its method of manufacturing may be eligible for a limited patent term extension, also known as patent term restoration, under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review process. Patent term extension is generally available only for drug products whose active ingredient has not previously been approved by FDA. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA or BLA, plus the time between the submission date of an NDA or BLA and the ultimate approval date, up to a maximum of five years. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office, or PTO, reviews and approves the application for any patent term extension in consultation with FDA upon PTO’s determination that the requirements for an extension have been met.

FDA approval and regulation of companion diagnostics

If safe and effective use of a therapeutic depends on a diagnostic, a medical device that is often an in vitro diagnostic or IVD, then FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that FDA approves the therapeutic product. In August 2014, FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a candidate IVD companion diagnostic and its corresponding therapeutic should be co-developed and approved or cleared contemporaneously by FDA for the use indicated in the therapeutic product’s labeling. In July 2016, FDA issued a draft guidance detailing general principles to guide co-development of an in vitro companion diagnostic device with a therapeutic product. In April 2020, FDA issued final guidance intended to facilitate class labeling on diagnostic tests for oncology therapeutic products, where scientifically appropriate. In a related action, in June 2023, FDA issued a final guidance announcing and describing FDA’s voluntary pilot program for certain oncology drug products used with certain in vitro diagnostic tests.

FDA’s Rare Pediatric Disease Designation and Priority Review Voucher Program

Section 529 of the FFDCA grants FDA authority to award priority review vouchers, or PRVs, to sponsors of certain rare pediatric disease product applications that meet the criteria specified in section 529. Under its Rare Pediatric Disease Priority Review Voucher program, a PRV may be awarded only for an approved rare pediatric disease product application for a product that treats or prevents a “rare pediatric disease.” A rare pediatric disease product application is an NDA or BLA for a product that treats or prevents a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; in general, the disease must affect fewer than 200,000 such individuals in the U.S.; the NDA or BLA must be deemed eligible for priority review; the NDA or BLA must not seek approval for a different adult indication (i.e., for a different disease/condition); the product must not contain an active ingredient that has been previously approved by FDA in any other application; and the NDA or BLA must rely on clinical data derived from studies examining a pediatric population such that the approved product can be adequately labeled for the pediatric population. Before NDA or BLA approval, FDA may designate a product in development as a product for a rare pediatric disease, and such designation is required to receive a PRV. To receive a rare pediatric disease PRV, a sponsor must, among other requirements, notify FDA, upon submission of the NDA or BLA, of its intent to request a voucher. If FDA determines that the NDA or BLA is a rare pediatric disease product application and grants priority review, and if the NDA is approved, FDA will award the sponsor of the NDA or BLA a PRV upon approval of the application. FDA may revoke any PRV if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within 1 year following the date of approval. On February 3, 2026, Congress extended the rare pediatric disease PRV program until September 30, 2029.

If a PRV is received, it can be used by the Company and is transferable to another sponsor and can be redeemed to receive a priority review of a subsequent marketing application for a different product, and it is not limited to drugs for rare pediatric diseases. Once a PRV is issued, it may be sold or transferred an unlimited number of times as long as the sponsor making the transfer has not yet submitted the application. The PRV entitles the holder of the PRV to priority review of the accompanying NDA or BLA. The sponsor submitting the PRV must notify FDA of its intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee. The February 2026 extension of the rare pediatric disease PRV program clarifies that the priority review voucher user fee is due upon submission of the marketing application that redeems the voucher, while other applicable user fees continue to follow standard FDA timing. FDA generally has a goal to take action on an NDA or BLA under priority review within the applicable six-month window after an NDA or BLA submission. However, neither a rare pediatric disease designation nor a PRV changes the standards for approval, may not ultimately expedite the development or approval process for a product candidate that has received designation or to which a PRV is applied, and it does not assure ultimate approval by FDA. Further, there may be changes to the regulatory scheme surrounding these designations, which render them obsolete.

Under the February 2026 sunset provisions, after September 30, 2029, FDA may not award any rare pediatric disease PRVs unless the program is extended. In other words, even if a product candidate has received rare pediatric disease designation, if the NDA for that product candidate is not approved by FDA by September 30, 2029, no PRV will be awarded under the current sunset provisions even if all of the other requirements for a PRV had been met. Although legislation to extend and/or make permanent the rare pediatric disease priority review voucher program has been proposed, the U.S. Congress has not yet, and may never, pass a bill to further extend the sunset dates, or otherwise amend the current statutory provisions governing the awarding of PRVs after September 30, 2029. Consequently, the future of the program and its potential applicability to our product candidates after that date remains unknown at this time.

Review And Approval, Clearance Or Marketing Authorization Of Medical Devices In The United States

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a Premarket Notification, or 510(k), FDA approval of a Premarket Approval, or PMA, application, or FDA marketing authorization in response to a De Novo request. Under the FFDCA, medical devices are classified into one of three classes – Class I, Class II or Class III – depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure the device’s safety and effectiveness. Devices deemed by FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or that use advanced technology which is not substantially equivalent to that of a legally marketed device, are generally placed into Class III.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to FDA a premarket notification under Section 510(k) of the FFDCA requesting permission to commercially distribute the proposed device. FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Class III devices require approval of a PMA evidencing safety and effectiveness of the device. Certain novel devices of low to moderate risk, for which FDA can make a risk-based classification of the device into Class I or II, can receive marketing authorization in response to a De Novo request.

To obtain 510(k) clearance, a manufacturer must pay the appropriate device user fee, unless eligible for a waiver or exemption, and submit a 510(k) premarket notification demonstrating to FDA’s satisfaction that the proposed device is at least as safe and effective as, that is, “substantially equivalent” to, another legally marketed device that itself does not require PMA approval, or a predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendment device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The sponsor must submit data and information that supports its substantial equivalency claims. FDA’s 510(k) clearance process usually takes from three to twelve months, but often takes longer. FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees for medical device establishments.

Before the sponsor can market a proposed device that is the subject of a 510(k) premarket notification, the sponsor must receive an order from the FDA finding substantial equivalence and clearing the new device for commercial distribution in the US. If FDA agrees that the device is substantially equivalent to a lawfully marketed predicate device, it will grant 510(k) clearance to authorize the device for commercialization. If FDA determines that the device is “not substantially equivalent,” the device is automatically designated as a Class III device. The device sponsor then must either fulfill the more rigorous PMA requirements, or the sponsor can submit a De Novo request seeking a risk-based classification determination for the device in accordance with FDA’s De Novo classification process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. A sponsor also can submit a De Novo classification request directly, without first submitting a 510(k), if the sponsor determines that there is no legally marketed predicate device upon which to base a determination of substantial equivalence.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval or De Novo classification. FDA requires each manufacturer to determine in the first instance whether the proposed change requires submission of a 510(k), a De Novo classification request or a PMA, but FDA can review any such decision and disagree with a sponsor’s determination. If FDA disagrees with a manufacturer’s determination not to seek a new 510(k) or other form of marketing authorization for a modification to a 510(k)-cleared product, FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) clearance or PMA approval is obtained or a De Novo classification is granted.

The PMA process is more demanding than either the 510(k) premarket notification process or the De Novo classification process and includes stringent clinical investigation and other requirements. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with FDA’s investigational device exemption, or IDE, regulations, which govern investigational device labeling, prohibit promotion of investigational devices, and specify an array of recordkeeping, reporting, and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by FDA, FDA requires the device sponsor to submit an IDE application to FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. In addition, the study must be approved in advance by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and the IRB may impose additional requirements for the conduct of the clinical trial. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate authorization from FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and adhering to labeling and recordkeeping requirements.

In addition to clinical and preclinical data, the PMA must contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, FDA determines whether the application is sufficiently complete to permit a substantive review. If FDA accepts the PMA for review, FDA has 180 days under the FFDCA to complete its review of a PMA, although in practice, FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside FDA may be convened to review and evaluate the application and provide recommendations to FDA as to the approvability of the device. FDA may or may not accept the panel’s recommendation. In addition, FDA generally will conduct a pre-approval inspection of the applicant and/or its third-party manufacturers’ or suppliers’ facilities to ensure compliance with what previously has been known as FDA’s Quality System Regulation codified in 21 CFR Part 820, or QSR. On February 2, 2026, the Quality Management System Regulation, or QMSR, became effective and amended the device cGMP requirements of 21 CFR Part 820 by, among other steps, incorporating by reference the international standard specific for medical device quality management systems set by the International Organization for Standardization, or ISO, namely ISO 13485:2016 Medical devices – Quality management systems – Requirements for regulatory purposes. This action harmonized FDA’s CGMP regulatory framework with that used by other regulatory authorities. Also on February 2, 2026, FDA began utilizing the modernized inspection process described in the updated Inspection of Medical Device Manufacturers Compliance Program: 7382.850, and the Agency retired its prior Quality System Inspection Technique documents.

FDA will approve the new device for commercial distribution if FDA determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval. Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement, or in some cases a new PMA.

Regardless of whether a sponsor submits a 510(k), PMA, or De Novo request, if the proposed device that is the subject of the application has cybersecurity considerations, including but not limited to devices that include a device software function or that contain software (including firmware) or programmable logic, the application must include the cybersecurity information recommended by FDA in the guidance it issued February 3, 2026, “Cybersecurity in Medical Devices: Quality Management System Considerations and Content of Premarket Submissions”.

Both before and after a medical device is commercially released, the sponsor has ongoing responsibilities under the FFDCA and FDA regulations. FDA reviews design and manufacturing practices, labeling and recordkeeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. Sponsors are also subject to periodic inspection by FDA for compliance with FDA’s QMSR, among other FDA requirements, such as requirements for advertising and promotion of medical devices. The sponsor’s manufacturing operations, and those of any third-party manufacturers, are required to comply with the QMSR, which require manufacturers, including third-party manufacturers and suppliers, to follow stringent design, testing, control, maintenance of records and documentation, and other quality assurance procedures during all aspects of the design and manufacturing process both before and after receiving device clearance or approval. The QMSR requires that each manufacturer establish a quality system by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to each device. QMSR compliance is necessary to receive and maintain FDA clearance, approval, or marketing authorization to market new and existing medical devices, and it is also necessary for distributing in the United States certain devices exempt from FDA clearance and approval requirements. FDA conducts announced and unannounced periodic and ongoing inspections of medical device manufacturers, including third-party manufacturers and suppliers, to determine compliance with the QMSR. If in connection with these inspections FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, the FDA may issue inspectional observations on Form FDA-483, or Form 483, that would necessitate prompt corrective action. If FDA inspectional observations are not addressed and/or corrective action is not taken in a timely manner and to FDA’s satisfaction, FDA may issue a warning letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action, including the imposition of operating restrictions, including a ceasing of operations, on one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, mandating recall of products, seizure of products, and assessing civil or criminal penalties against the manufacturer and its officers and employees. FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with the manufacturer. FDA may also recommend prosecution to the U.S. Department of Justice, or DOJ. Any adverse regulatory action, depending on its magnitude, may restrict a manufacturer from effectively manufacturing, marketing, and selling any medical device(s) and could have a material adverse effect on the manufacturer’s business, financial condition, and results of operations.

After a device is cleared, receives marketing authorization, or is approved for marketing, numerous pervasive regulatory requirements continue to apply unless a device is explicitly exempt from them. These include, among other things:

●	establishment registration and device listing with FDA;

●	continued adherence to the QMSR requirements;

●	marketing, labeling, advertising, and promotion regulations, which require that promotion is truthful, not misleading, fairly balanced and provides adequate directions for use, and that all claims are substantiated and in accordance with the provisions of the approved label, and which also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling, in accordance with FDA’s final guidance, “Communications From Firms to Health Care Providers Regarding Scientific Information on Unapproved Uses of Approved/Cleared Medical Products: Questions and Answers”;

●	clearance or approval of product modifications to 510(k)-cleared, De Novo classified or PMA-approved devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of a cleared device;

●	medical device reporting regulations, which require that a manufacturer report to FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury if the malfunction were to occur;

●	correction, removal, and recall reporting regulations, which require that manufacturers report to FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health;

●	complying with requirements governing Unique Device Identifiers on devices and also requiring the submission of certain information about each device to FDA’s Global Unique Device Identification Database;

●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and/or regulations; and

●	post-market surveillance activities and regulations, which apply when deemed by FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Review And Approval Of Drugs In Europe And Other Foreign Jurisdictions

In addition to regulations in the US, a manufacturer of drugs is subject to a variety of regulations in foreign jurisdictions to the extent they choose to sell any drug products in those foreign countries. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. To obtain regulatory approval of an investigational drug or biological product in the European Union, or the EU, a manufacturer must submit a marketing authorization application, or MAA, to the European Medicines Agency or EMA. For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary from country to country. In all cases, clinical trials are to be conducted in accordance with cGCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ significantly.

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

The MDD has been repealed and replaced by Regulation (EU) No 2017/745, the EU Medical Devices Regulation, or MDR, which imposes significant additional premarket and postmarket requirements on medical devices. The MDR entered into application on May 26, 2021. Under a corrigendum to the MDR finalized in December 2019, some low-risk medical devices being up-classified as a result of the MDR, including low-risk instruments, were potentially eligible to receive a transitional period to comply by May 2024 under certain conditions. In 2023, the European Commission extended the implementation period to the end of 2027 for high-risk devices and to the end of 2028 for medium- and low-risk devices.

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

The MDR requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (EUDAMED), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address, and contact details of the person or persons responsible for regulatory compliance. The MDR also requires that, before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier, or UDI, database. These new requirements aim at ensuring better identification and traceability of medical devices. Each device – and, as applicable, each package – will have a UDI composed of two parts: a device identifier, or UDI-DI, specific to a device, and a production identifier, or UDI-PI, to identify the unit producing the device. Manufacturers are also responsible for entering the necessary data on EUDAMED, which includes the UDI database, and for keeping it up to date. The obligations for registration in EUDAMED and other mandatory uses of the system had originally been planned to start six months after the entire EUDAMED system (including all six modules) had been declared fully functional following an independent audit and an EU Commission notice to be published in the Official Journal and in accordance with the transitional provisions set out in the MDR. Following EU Commission Decision (EU) 2025/2371 of November 26, 2025, and the conclusion of its six-month transition period, the following first four EUDAMED modules are legally required across the EU as of May 28, 2026 for compliance under the MDR and IVDR: Actor registration; UDI/Device registration; Notified Bodies & Certificates; and Market Surveillance. The two remaining EUDAMED modules, Post-Market surveillance and Vigilance, and Clinical Investigation & Performance Studies, are under development and will be released when they are mandatory to use. There will be no time for voluntary use for these two modules before they become mandatory.

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

Pharmaceutical Coverage, Pricing, And Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Significant uncertainty exists as to the coverage and reimbursement status of products approved by FDA and other government authorities. Even if one of the Pharmaceutical Companies’ product candidates is approved, sales of the Pharmaceutical Companies’ products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers, and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

On May 12, 2025, President Trump signed an Executive Order titled: “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients”. Among other steps, the Executive Order directs multiple federal agencies, including the U.S. Department of Health and Human Services, or HHS, to take specific actions aimed at compelling drug manufacturers to lower drug prices in the United States in a manner comparable with other “developed nations.” HHS subsequently announced that the Department “expects each [drug] manufacturer to commit to aligning [United States] pricing for all brand products across all markets that do not currently have generic or biosimilar competition with the lowest price of a set of economic peer countries.” HHS indicated that it will calculate the most-favored-nation, or MFN, price as the lowest price in a country that is part of the Organization for Economic Co-operation and Development and that has a per capita gross domestic product (GDP) of at least 60% of the U.S. per capita GDP. In July 2025, President Trump sent letters to leading pharmaceutical manufacturers outlining the steps they must take to bring down the prices of prescription drugs in the US to match the lowest price offered in other developed nations. As of September 2026, the Trump Administration has secured agreements with 26 pharmaceutical manufacturers covering 89% of the branded drug market. On September 18, 2026, President Trump announced that all 50 States’ Medicaid programs would benefit from lower prescription drug prices under the Trump Administration’s agreements with pharmaceutical manufacturers to match the lowest prices paid by other developed nations. Should any of the Pharmaceutical Companies’ products be successfully developed and secure regulatory approval in the US and foreign countries, and if such MFN policies remain in effect at that time or are reintroduced at a later date or enacted into law and are applied to any of the Pharmaceutical Companies’ products that do secure regulatory approval, if any, such MFN policies could have a material adverse effect on their and our business, results of operations, financial condition and cash flows.

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

Healthcare Law And Regulation

In addition to FDA restrictions on marketing of drug products and medical devices, other supranational, national, regional, federal, state, and local laws concerning healthcare fraud and abuse, including false claims and anti-kickback laws, healthcare professional payment transparency laws, and privacy laws restrict business practices in the pharmaceutical and medical device industries. These laws have been subject to increased enforcement activities with respect to medical product manufacturers and distributors in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the US, exclusion from participation in government healthcare programs, including Medicare, Medicaid, Department of Defense, and Veterans Administration health programs. Restrictions under applicable federal and state and analogous foreign healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs;

●	the federal False Claims Act, which prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable protected health information, including breach notification regulations;

●	regulations adopted by the Securities and Exchange Commission, or SEC, effective December 18, 2023, that require greater disclosure regarding cybersecurity risk management, strategy and governance, as well as disclosure of material cybersecurity incidents, which may require reporting of a cybersecurity incident before its impact has been fully assessed or the underlying issue has been remediated, which could divert management’s attention from incident response and could potentially reveal system vulnerabilities to threat actors, and for which failure to timely report such incidents under these or other similar rules could also result in monetary fines, sanctions or other forms of liability;

●	analogous state data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, medical and financial information, and other information, including data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information, as well as the California Consumer Privacy Act or CCPA, which, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals numerous rights relating to their personal information that may affect companies’ ability to use personal information or share it with business partners, and which has been expanded by comprehensive new regulations approved by the California Office of Administrative Law that became effective on January 1, 2026, and the California Privacy Rights Act, or CPRA, which expands the scope of the CCPA, imposes new restrictions on behavioral advertising, and establishes a new California Privacy Protection Agency that enforces the law and has been actively issuing implementing regulations, after the CPRA became “operative” on January 1, 2023, with a 12-month “lookback provision” applicable to personal data collected on or after January 1, 2022, and the various state laws and regulations may be more restrictive than and not preempted by United States federal laws;

●	analogous foreign data protection laws, including among others the EU General Data Protection Regulation, or the GDPR, and EU member states’ implementing legislation, which imposes data protection requirements that include strict obligations and restrictions on the ability to collect, analyze, and transfer EU personal data, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total worldwide annual turnover of the preceding financial year), as further updated by the GDPR procedural regulation, which entered into force on January 1, 2026, and which will apply to new cross-border cases as of April 2, 2027, which primarily affects how supervisory authorities process data protection-related complaints and cooperate with one another and is expected to result in stricter and more structured enforcement timelines and greater efficiencies and harmonization in cross-border regulatory investigations, with legal requirements in foreign countries relating to the collection, storage, processing, and transfer of personal data continuing to evolve and varying widely across jurisdictions;

●	the United States civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers; and

●	state laws requiring pharmaceutical companies and medical device companies to comply with the pharmaceutical industry’s or the medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our and the Portfolio Companies’ competitors are pursuing the development and/or acquisition of pharmaceuticals, medical devices and over-the-counter (“OTC”) products that target the same diseases, conditions and unmet medical needs that we and the Portfolio Companies are targeting. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our and the Portfolio Companies’ products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we and the Portfolio Companies would introduce must compete with other products already on the market or products that are later developed by competitors. The principal methods of competition for our and the Portfolio Companies’ products include quality, efficacy, market acceptance, price, and marketing and promotional efforts, patient access assistant programs and product insurance coverage and reimbursement.

We face competition from other entities, including pharmaceutical and biotechnology companies and governmental institutions that are working on supporting orphan drug designations and clinical trials for the neurological manifestations of NPC. Some of these entities are well-funded, with more financial, technical and personnel resources than we have, and have more experience than we do in designing and implementing clinical trials. Two of our competitors were granted FDA approval, one a combination therapy for NPC on September 20, 2024 and the second a monotherapy on September 24, 2024, and both products became commercially available in the US in 2025. If we are unable to compete effectively against our current or future competitors, sales of our Trappsol® Cyclo™ product may not grow and our financial condition may suffer.

Zevra Therapeutics’ MIPLYFFA™ is positioned as a disease-modifying therapy that enhances lysosomal function and proteostasis pathways. Its primary focus is slowing neurological progression in NPC patients and is used in combination with miglustat. While orally administered and approved for patients aged two years and older, its labeled indication is directed to the neurological manifestations of NPC.

IntraBio’s AQNEURSA® is positioned as a therapy designed to improve neurological function and symptoms. Its mechanism is focused on neurological modulation. AQNEURSA is administered orally and may serve either as monotherapy or as an adjunct treatment.

We are also aware of adrabetadex (Beren) which is currently in clinical development.

Trappsol® Cyclo is differentiated by its potential to provide both systemic and central nervous system (CNS) disease modification through direct cholesterol clearance, which management believes addresses the root cause of NPC pathology. The company positions Trappsol® Cyclo as a potential foundational therapy designed to be suitable for a broad patient population, including early-stage and pediatric patients. In addition, its mechanism may offer significant combination-therapy potential with other NPC treatments due to complementary modes of action. Trappsol® Cyclo is administered intravenously every two weeks.

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

Cyclo maintains an exclusive, worldwide, royalty-bearing license agreement, effective April 16, 2026, with the Massachusetts Institute of Technology (“MIT”) granting Cyclo the exclusive right to develop, make, use and sell products covered under U.S. Patent No. 12,285,440, which expires in March 2042, and related patent applications relating to hydroxypropyl-beta-cyclodextrin for the treatment, prevention and diagnosis of Alzheimer’s disease, with the right to grant sublicenses. The licensed field excludes NPC.

Patents

The designation of Trappsol® Cyclo™ as an orphan drug for the treatment of NPC by FDA and European regulators would provide Cyclo with seven years in the US, and currently 10 to 12 years in the EU subject to potential reforms under consideration in the EU, of market exclusivity, respectively, if it were to receive regulatory approval for its designated orphan indication and was not considered to be the same drug for the same approved use or indication within such rare disease or condition as a previously-approved drug. Cyclo also protected its Trappsol® and Aquaplex® trademarks by registering them with the USPTO. In July 2024, Cyclo received a notice of decision from the European Patent Office to grant a patent application regarding the methods to treat Alzheimer’s Disease, with an effective date of August 21, 2024.

Trappsol® Cyclo™ is not covered by any issued patent or pending patent application for the treatment of NPC. If approved, its market protection in the United States would depend primarily on regulatory exclusivity, including seven years of orphan drug exclusivity, which would not prevent approval of a different drug for NPC or of the same drug for different non-orphan indications, or even for different subindications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants and, once on the market, could be prescribed off-label for the exclusive orphan indication(s).

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

Barer has filed patents for its novel inventions, and has entered into licensing agreements for other intellectual property. Patent applications have been filed in the name of Farber Partners, LLC (Barer’s subsidiary) in the areas of T-cell nutrients to enhance checkpoint inhibition and one-carbon metabolism, and serine hydroxymethyltransferase (SHMT) inhibitors for therapies directed to treatment of cancer, autoimmune disease and fibrotic disease. In the area of T-cell nutrients, a Patent Cooperation Treaty Application (PCT) was filed on July 15, 2022, claiming priority to two US provisional applications that were filed in July and December of 2021. The PCT application entered the US national phase and the European regional phase in January of 2024. In the area of SHMT inhibitors, a US provisional application was filed on May 26, 2026. Pursuant to a Collaboration and Assignment Agreement between Farber and Ludwig Institute for Cancer Research Ltd. (“Ludwig”), Farber assigned its rights to these patents relating to T-cell nutrients to Ludwig. Farber and Ludwig also entered into a license agreement for its T-Cell Nutrient technology, and Farber will receive a royalty upon the achievement of certain milestones and sales related to the product.

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

Cornerstone maintains US. and international trademarks covering its lead development compound (CPI-613® (devimistat)) and for potential brand names of devimistat that could be used for commercialization.

Rafael Medical Devices patents its technology, inventions, and improvements that it considers important to the development of its business and seeks to expand its intellectual property portfolio. As of October 19, 2026, Rafael Medical Devices had filed the following patent applications related to its devices with the USPTO, each of which remains pending: patent application entitled Compression Anchor Systems, Devices, Instruments, Implants and Methods of Assembly and Use; patent application entitled Videoscopic Arthroscopic Instruments, Devices, and Systems and Methods of Use and Assembly; and patent application entitled Release Instruments, Devices, Systems, and Methods of Use and Assembly. In addition, Rafael Medical Devices has filed international patents under the Patent Cooperation Treaty (PCT) for: Compression Anchor Systems, Devices, Instruments, Implants and Methods of Assembly and Use; and Videoscopic Arthroscopic Instruments, Devices, and Systems and Methods of Use and Assembly.

Day Three Labs Manufacturing, a majority-owned subsidiary of Day Three Labs, owns several families of US and international patents and patent applications related to increasing the bioavailability of cannabinoids.

Additional patent and trademark applications may be filed as development progresses across the Portfolio Companies as deemed to be in its best interest.

MANUFACTURING

Neither we nor the Portfolio Companies own or operate, and currently have no plans to establish, any manufacturing facilities or fill-and-finish facilities, or labeling or packaging facilities. The Pharmaceutical Companies currently rely, and we expect us and them to continue to rely, on third parties for the manufacture, labeling, and packaging of their product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that they may commercialize should they receive regulatory approval. The Pharmaceutical Companies obtain supplies from these established contract manufacturers on a purchase-order basis and do not have long-term supply arrangements in place. The Pharmaceutical Companies do not currently have arrangements in place for a redundant supply of bulk drug substance or drug product, however, they may seek to add that capability if they move toward regulatory approval and potential commercialization of specific candidates. For all of the product candidates, the Pharmaceutical Companies intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and the formulation, fill-and-finish, and labeling and packaging.

We are developing our lead product candidate, Trappsol® Cyclo™, for the proposed treatment of NPC. We own all manufacturing and commercial rights to the product and have manufactured using a validated, commercial-scale process using a team of contract manufacturing service providers.

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

Rafael Medical Devices optimizes supply chains and manufacturing on a device per device basis focusing on quality, time, and cost. At present, Rafael Medical Devices does not own or operate manufacturing, labeling, or packaging facilities. Rafael Medical Devices’ management has relationships with top tier manufacturers that it leverages on an as-needed basis.

Cornerstone owns all manufacturing rights to its lead development compound CPI-613® (devimistat) and has it manufactured using a validated, commercial-scale process using a team of contract manufacturing service providers.

Real Estate

Historically, we owned real estate assets. As of July 31, 2026, we hold a portion of a commercial building in Jerusalem, Israel as our sole remaining real estate asset.

Our holding in Israel is a condominium portion of an office building built in 2004 located in the Har Hotzvim section of Jerusalem, Israel. The condominium is one floor comprising approximately 12,400 gross square feet including 24 indoor parking spaces. Har Hotzvim is a high-tech industrial park located in northwest Jerusalem. It is the city’s main zone for science-based and technology companies, among them Intel, Teva and Mobileye. As of July 31, 2026, the space is fully leased to two tenants; one of which is an IDT subsidiary.

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

HUMAN CAPITAL

Attracting and retaining qualified personnel familiar with our businesses who head our different businesses units is critical to our success. As of October 15, 2026, Rafael Holdings and its subsidiaries had 15 full-time and 2 part-time employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. To accomplish that, our compensation practices are designed to attract and retain qualified and motivated personnel and align their interests with the goals of the Company and with the best interests of our stockholders. Our compensation philosophy is to provide compensation to attract the individuals necessary for our current needs and growth initiatives, and provide them with the proper incentives to motivate those individuals to achieve our long-term plans, which includes among other things, equity and cash incentive plans that attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards.

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

Risks Related to Our Financial Condition and Capital Needs

Substantial doubt exists regarding our ability to continue as a going concern, and we will require additional financing to fund our operations.

We are a clinical-stage biotechnology company with no approved products and no revenue from product sales. We have incurred recurring losses and expect to continue to incur significant expenses, for a period of at least 12 months from the date of issuance, to support FDA’s review of our New Drug Application for Trappsol® Cyclo™ (remibetadex), submitted on October 28, 2026, and, if approved, to commercialize the product. As a result, management has concluded that substantial doubt exists regarding our ability to continue as a going concern.

Our ability to continue operations depends on our ability to raise additional capital through equity financings, debt financings, strategic collaborations, or other sources. While we are actively pursuing additional financing, there can be no assurance that such funding will be available on acceptable terms, or at all. If we are unable to obtain sufficient capital, we may be required to delay, reduce, or discontinue our clinical development programs or other operations, which could materially adversely affect our business and the value of our common stock.

Our limited operating history makes it difficult to evaluate our business and prospects and may increase your investment risk.

We have only a limited operating history upon which our business and prospects can be evaluated. We expect to encounter risks and difficulties frequently encountered by early-stage companies in the industries in which we operate.

We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture any medicine on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization of any product that might receive regulatory approval. Typically, it takes about ten to fifteen years to develop one new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We hold cash, cash equivalents, convertible notes receivable and investments that are subject to various market risks.

As of July 31, 2026, we held approximately $22.1 million in cash and cash equivalents, $2.0 million in convertible notes receivable classified as available for sale and $0.8 million in investments. Our passive interests in other entities are not currently liquid, and we cannot assure that we will be able to liquidate them when we desire, or ever. As a result of these different market risks, our holdings of cash, cash equivalents, and investments could be materially and adversely affected.

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

Risks Related to our Pharmaceuticals Business

Our future success will likely depend on our ability to obtain regulatory approval and successfully commercialize Trappsol® Cyclo™ (remibetadex). If we are unable to do so, or we experience significant delays in doing so, our business will be materially harmed.

We have invested a significant amount of capital in Cyclo and the development and clinical activity for Trappsol® Cyclo™. Our dependence on the success of Trappsol® Cyclo™ and the possible need for additional capital has increased following completion of the Phase 3 trial for Trappsol® Cyclo™ and the submission of our NDA on October 28, 2026. Initial top-line data were reported on September 30, 2026 from this pivotal 96-week, double-blind, placebo-controlled Phase 3 study (CTD-TCNPC-301) evaluating Trappsol® Cyclo™ (hydroxypropyl-β-cyclodextrin, IV) in 94 patients diagnosed with Niemann-Pick Disease Type C (NPC). Data from the 94-patient trial, with patients ranging in age from 3 to 70 years, indicated that Trappsol® Cyclo™ (2000 mg/kg administered intravenously every two weeks) was well-tolerated and indicated a directionally favorable treatment effect. The complete dataset has been submitted to FDA as part of the NDA and remains subject to FDA review. The Phase 3 study did not meet the primary endpoint in the overall population; a prespecified analysis in patients receiving background miglustat and/or leucine therapy demonstrated a statistically significant and, subject to FDA review of the complete data set, a potential clinically meaningful treatment benefit.

Primary endpoint: Trappsol® Cyclo™ demonstrated a directionally favorable treatment effect compared with placebo, indicating slowing of disease progression by 64% on change in 4DNPCSS at Week 96 (LS mean change from baseline of 0.46 vs 1.28 points; difference −0.81 points [95% CI −2.04, 0.41]; p=0.19); however, the result did not achieve statistical significance.

Prespecified analysis: Among patients receiving background miglustat and/or leucine therapy (n=78), Trappsol® Cyclo™ showed slowing of disease progression of 71% compared with placebo at Week 96 (LS mean change from baseline of 0.46 vs 1.57 points; difference −1.11 points [95% CI −2.19, −0.02]; p=0.046).

Over the 96-week treatment period, Trappsol® Cyclo™ was generally well tolerated. Adverse events were largely consistent with the underlying disease. Treatment-emergent adverse events (TEAEs) were reported as follows: Trappsol® Cyclo™, 93.8%; placebo, 100.0%. Serious TEAEs occurred more frequently with Trappsol® Cyclo™, 35.9%, than with placebo, 16.7%; however, serious TEAEs considered related to treatment were reported at similar rates, 3.1% vs 3.3%. Hearing-related TEAEs were reported by 15.6% of participants receiving Trappsol® Cyclo™ and 13.3% receiving placebo, and most were mild or moderate in severity. One treatment-related event of bilateral deafness in the Trappsol® Cyclo™ group was severe. No TEAEs resulted in death, and one participant in the Trappsol® Cyclo™ group discontinued the study early because of a TEAE.

Separate Overall Survival Analysis

In an Overall Survival Analysis separate from the Phase 3 study, patients with infantile-onset NPC across the Company’s clinical trial program who were treated with Trappsol® Cyclo™ were compared with well-matched, external controls from the International Niemann-Pick Disease Registry (INPDR) that included patients with similar baseline characteristics and disease progression. Results from the analysis provide supportive indications of a treatment-associated survival benefit with Trappsol® Cyclo™. Specifically, these data indicated:

●	Treatment with Trappsol® Cyclo™ was associated with an 85% reduction in the risk of mortality compared with matched INPDR controls (n=93), with a Hazard Ratio (HR) of 0.154 (95% CI: 0.025-0.950; p=0.044).

●	In a secondary analysis that expanded the control group to include additional matched historical cohorts from published natural history studies (N=133) indicated a 94% reduction in the risk of mortality, generating a Hazard Ratio of 0.057 (95% CI: 0.011-0.306; p=0.0008).

Again, these data and the complete dataset remain subject to full analysis and final FDA regulatory review.

The success of Trappsol® Cyclo™ is beyond our control, and the drug development and regulatory approval processes could cause significant delay or prevent us from obtaining regulatory approval or commercializing Trappsol® Cyclo™ or any other product candidates. If we are unable to develop, obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

We submitted our NDA for Trappsol® Cyclo™ (remibetadex) on October 28, 2026 based on a Phase 3 trial that did not meet its primary endpoint, and FDA may not accept the NDA for filing or approve it.

On October 28, 2026, Cyclo submitted an NDA to FDA for Trappsol® Cyclo™ (remibetadex). The TransportNPC™ Phase 3 trial did not meet its primary endpoint in the overall study population, and the NDA relies in part on a prespecified analysis of patients receiving background miglustat and/or leucine therapy and on a separate overall survival analysis that compared treated patients with external, non-randomized registry controls. FDA may determine during its 60-day filing review that the NDA is not sufficiently complete to permit a substantive review and refuse to file it. If the NDA is filed, FDA may not grant priority review, may refer the application to an advisory committee, may conclude that the data do not provide substantial evidence of effectiveness, or may issue a complete response letter requiring one or more additional clinical or nonclinical trials. Any of these outcomes would delay or prevent commercialization, could prevent us from receiving a priority review voucher, and would materially harm our business, financial condition and prospects. Even if FDA approves Trappsol® Cyclo™, it may limit the indication to patients receiving background therapy, which consists of products marketed by other companies, or impose other labeling restrictions that limit market acceptance.

If Cyclo does not dose the first patient in a U.S. Phase II clinical trial in Alzheimer’s disease by March 31, 2027, MIT may terminate our license to develop hydroxypropyl-β-cyclodextrin for Alzheimer’s disease.

Under its Patent License Agreement with MIT, effective April 16, 2026, Cyclo must use diligent efforts to develop licensed products and must meet specified diligence requirements, including dosing the first patient in a U.S. Phase II clinical trial in Alzheimer’s disease by March 31, 2027. Meeting this deadline will require, among other things, regulatory clearance to begin the trial, enrollment of clinical trial sites, production of investigational drug supply, and additional funding. Given our limited resources, the substantial doubt about our ability to continue as a going concern, and our focus on FDA’s review of our NDA for Trappsol® Cyclo™ in NPC, we may not meet this deadline. Although the agreement permits Cyclo to propose an extended or amended diligence plan, MIT is not obligated to agree to it. If Cyclo fails to meet a diligence requirement and does not obtain an amendment or cure the failure within the applicable cure period, MIT may terminate the license, and we would lose our rights under the licensed patent rights to develop and commercialize hydroxypropyl-β-cyclodextrin for Alzheimer’s disease.

Even if we were to obtain FDA approval for Trappsol® Cyclo™ for treatment of the designated Rare Pediatric Disease NPC, the Rare Pediatric Disease Priority Review Voucher Program may no longer be in effect or may have been revised at the time of any such approval, or we might not be able to capture the value of the Rare Pediatric Disease Priority Review Voucher Program even if the program is still in effect.

Rare pediatric disease designation by FDA is granted in the case of serious or life-threatening diseases affecting fewer than 200,000 people in the United States in which the serious or life-threatening manifestations are primarily in individuals 18 years of age and younger. The designation provides regulatory incentives for companies to develop and market therapies that treat these conditions. The sponsor of a drug for a rare pediatric disease may be eligible for a PRV upon approval of the drug that can be used to obtain a priority review of a subsequent marketing application for a different product. The PRV may be sold or transferred an unlimited number of times. A Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

Even if Trappsol® Cyclo™ were to be approved, it is not certain that we would be awarded a PRV as we may no longer meet the conditions for such an award at the time of such approval, if any. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA or BLA for such drug will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Under the FFDCA, Cyclo requested a rare pediatric disease priority review voucher in its NDA for Trappsol® Cyclo™ submitted on October 28, 2026. FDA may determine that an NDA for Trappsol® Cyclo™, if approved, does not meet the eligibility criteria for a PRV at the time of any approval, including for the following reasons:

●	NPC no longer meets the definition of a rare pediatric disease;

●	the NDA contains an active ingredient that has been previously approved by FDA;

●	the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or

●	the NDA is approved for a different adult indication than the rare pediatric disease NPC for which Trappsol® Cyclo™ is designated.

In addition, FDA may revoke any PRV if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

On February 3, 2026, Congress extended the rare pediatric disease PRV program until September 30, 2029. Under the February 2026 sunset provisions, after September 30, 2029, FDA may not award any rare pediatric disease PRVs unless the program is extended. In other words, even if a product candidate has received rare pediatric disease designation, if the NDA for that product candidate is not approved by FDA by September 30, 2029, no PRV will be awarded under the current sunset provisions even if all of the other requirements for a PRV had been met. Although legislation to extend and/or make permanent the rare pediatric disease priority review voucher program has been proposed, the U.S. Congress has not yet, and may never, pass a bill to further extend the sunset dates, or otherwise amend the current statutory provisions governing the awarding of PRVs after September 30, 2029. In addition, this program has been subject to criticism, including by FDA, and it is possible that, even if we were to obtain approval for Trappsol® Cyclo™ and otherwise qualify for such a PRV, the program may no longer be in effect at the time of approval. Absent a reauthorization or other extension of the program, if an NDA for Trappsol® Cyclo™ is not approved prior to September 30, 2029 for any reason, regardless of whether it meets the criteria for a rare pediatric disease PRV, it will not be awarded a PRV because the FDA currently may not award any rare pediatric disease PRVs after that date under current law. Even if legislation is enacted that extends the date by which approval of the rare pediatric disease-designated drug must obtain approval to receive a PRV, we may not obtain approval by that date, and even if we do, we may not obtain a PRV. Moreover, any Congressional reauthorization of this program may include new or different terms or eligibility requirements, and FDA may determine that any marketing application for Trappsol® Cyclo™, if approved, does not meet the reauthorized eligibility criteria for awarding a PRV.

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

We rely upon third parties for the manufacture, packaging, and labeling of Trappsol® Cyclo™ and are dependent on their quality and effectiveness.

Trappsol® Cyclo™ requires precise, high-quality manufacturing. The failure to achieve and maintain high manufacturing, including labeling and packaging, standards, including the failure to conform to cGMPs (current Good Manufacturing Practices), or to detect or control anticipated or unanticipated manufacturing errors or the frequent occurrence of such errors, could result in discontinuance or delay of ongoing or planned clinical trials, delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals, patient injury or death, and other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance and shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including FDA’s cGMP regulations and similar foreign laws and standards. If our contract manufacturers fail to maintain ongoing compliance at any time, the production of our product candidates could be interrupted, resulting in delays or discontinuance of our clinical trials, additional costs and loss of potential revenues.

We are dependent on the Cyclo management team, and our ability to advance the development, clinical testing, and regulatory approval of our lead candidate, Trappsol® Cyclo™ may be materially and adversely affected if we lose them.

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

Following consummation of the Cyclo Merger, sales of cyclodextrin products for research purposes generates a significant portion of our revenues. During the year ended July 31, 2026, one major customer from this revenue stream accounted for 34% of total revenues. Accounts receivable balances for this major customer represent 14% of total accounts receivable at July 31, 2026. We have a contract with this customer, but not with any other customers for sales of cyclodextrin. The loss of this customer would materially decrease our revenues if we were unable to replace such customer.

We are dependent on certain third-party suppliers.

Cyclo purchases the cyclodextrin products it sells as part of its legacy fine chemical business from third-party suppliers and depends on those suppliers for the cyclodextrins it uses in its Aquaplex® fine chemical business products. Cyclo is also dependent on outside manufacturers that use lyophilization techniques for its Aquaplex® fine chemical business products. Cyclo purchases substantially all of its Trappsol® fine chemical business products from bulk manufacturers and distributors in the U.S., Japan, China, and Europe. Under the newly-enacted BIOSECURE Act, Cyclo’s API supply chains potentially could be affected if one or more of the manufacturers or distributors from which Cyclo purchases its Trappsol® fine chemical business products were in the future to be designated one of the “biotechnology companies of concern” under the law. Separately, although products are available from multiple sources, an unexpected interruption of supply, or material increases in the price of products, for any reason, such as regulatory requirements, tariffs, import restrictions, loss of certifications, power interruptions, fires, hurricanes, war or other events could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may be negatively affected by currency exchange rate fluctuations.

Our cost of product revenues and cash flows are influenced by currency fluctuations due to the geographic diversity of our suppliers, which may have a significant impact on our financial results. As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan has an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of specialty cyclodextrins and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products currently represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions may adversely affect our results of operations and financial condition.

We may be negatively affected by tariffs imposed on imported and/or exported products.

The current U.S. presidential administration has announced a wide range of tariffs on certain ingredients, inputs and imports from many countries, including Canada, Mexico, members of the European Union, the United Kingdom, and China. The imposition of such tariffs potentially may result in increased costs to raw materials sourced outside the US. For example, glass sourced from the EU and Cyclodextrins from China. We are continuing to monitor the rapidly evolving tariff and global trade policies and are working with our suppliers to mitigate potential impacts on our business. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as recent legal challenges to the U.S.’s imposition of tariffs, negotiations between the U.S. and affected countries, the responses of other countries or regions, relief that may be granted, availability and cost of alternative sources of supply and demand for our products in affected markets. The uncertainty of the tariffs could impact our financial condition or results of operations. Furthermore, our competitors may be less exposed to tariff impacts or in a better position to mitigate the increased costs of tariffs.

We may not be successful in our efforts to identify or discover potential product candidates.

Our business strategy includes elements for us and entities in which we invest to identify, create and test compounds, and where regulatory requirements are met, to advance clinical testing of those and other compounds. A significant portion of the research that the Pharmaceutical Companies are conducting involves new compounds and drug discovery methods and suitable drug delivery systems, including the Pharmaceutical Companies’ proprietary technology. The drug discovery that the Pharmaceutical Companies are conducting using the Pharmaceutical Companies’ proprietary technologies may not be successful in identifying compounds that are useful in treating cancer or other ailments. The Pharmaceutical Companies’ research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates that, subject to meeting regulatory requirements, have the potential for initiating clinical development for a number of reasons, including:

●	the research methodology used may not be successful in identifying appropriate biomarkers, potential product candidates or effective carrier systems to confer a safe and effective drug delivery mechanism or a drug delivery advantage;

●	potential product candidates may, on further study, be shown to not be effective, have harmful side effects or other characteristics that indicate that they are unlikely to be medicines that will receive regulatory approval, or, even if regulatory approval were to be received, achieve market acceptance.

Research programs to identify new product candidates require substantial technical, financial, and human resources. The Pharmaceutical Companies may choose to focus the Pharmaceutical Companies’ efforts and resources on a potential product candidate that ultimately proves to be unsuccessful.

If the Pharmaceutical Companies are unable to identify suitable compounds for preclinical and clinical development, and/or are unable to successfully meet regulatory requirements or initiate clinical trials and secure regulatory approval for any such compounds, the Pharmaceutical Companies will not be able to obtain product revenue in future periods, which likely would result in significant harm to the Pharmaceutical Companies’ financial position and adversely impact the Pharmaceutical Companies’ valuation and our business.

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

In order to obtain FDA approval to market a new drug, the product sponsor must demonstrate the safety and efficacy of the new drug in humans to the satisfaction of FDA. To meet these requirements, the Pharmaceutical Companies will have to conduct extensive studies, including preclinical studies and adequate and well-controlled clinical trials. Clinical testing is very expensive, time-consuming, and subject to uncertainty.

Before the Pharmaceutical Companies can commence clinical trials for a product candidate, they must complete extensive nonclinical and preclinical studies that support their planned and future INDs in the United States. We cannot be certain of the timely completion or outcome of the Pharmaceutical Companies’ nonclinical and preclinical studies and cannot predict if FDA will allow their proposed clinical programs to proceed or if the outcome of their nonclinical and preclinical studies will ultimately support further development of their programs. We also cannot be sure that the Pharmaceutical Companies will be able to submit INDs or similar foreign applications with respect to their product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar foreign applications will result in FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

Conducting nonclinical and preclinical testing and clinical trials represents a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, and novelty of the program, and often can be several years or more per development program. Delays associated with programs for which the Pharmaceutical Companies are conducting nonclinical and preclinical studies may cause them to incur additional operating expenses. The commencement and rate of completion of nonclinical and preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

●	inability to generate sufficient nonclinical and preclinical or other in vivo or in vitro data to support the initiation of clinical studies;

●	timely completion of nonclinical and preclinical laboratory tests, animal studies, and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;

●	inability to secure approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before each trial may be initiated;

●	delays in reaching a consensus with regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials;

●	delays in reaching agreement on acceptable contractual terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites and across different jurisdictions;

●	delays in identifying, recruiting and training suitable clinical investigators;

●	delays in recruiting eligible patients to participate in clinical trials;

●	delays in manufacturing, testing, releasing, validating, labeling, packaging, or importing/exporting sufficient stable, cGMP-compliant quantities of product candidates for use in clinical trials;

●	insufficient or inadequate supply or quality of product candidates or other materials necessary for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a cGMP-compliant manufacturing process suitable for clinical trials;

●	imposition of a temporary or permanent clinical hold by regulatory authorities;

●	developments on trials conducted by competitors for related technology or medical products that raise FDA or foreign regulatory authority concerns about risk to patients of the technology broadly, or if FDA or a foreign regulatory authority finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

●	delays in recruiting, screening and enrolling patients and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

●	challenges in collaborating with patient groups and investigators;

●	failure by CROs, investigators, other third parties or the Pharmaceutical Companies to adhere to clinical trial protocols;

●	failure by CROs, investigators, other third parties or the Pharmaceutical Companies to perform in accordance with FDA’s or any other regulatory authority’s good laboratory practices, or GLPs, good clinical practice requirements, or GCPs, or other applicable regulatory guidelines in the US or other countries;

●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits, or occurrence of adverse events in a clinical trial of the same class of agents and/or targeting the same proposed indication(s) conducted by other companies;

●	changes to the clinical trial protocols;

●	clinical sites deviating from trial protocols or dropping out of a trial;

●	changes in regulatory requirements and guidance, or data from an ongoing or other studies, that require amending or submitting new clinical protocols;

●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

●	selection of inclusion and/or exclusion criteria that significantly inhibit the ability to recruit patients into clinical trials;

●	selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;

●	the length and/or cost of clinical trials of the Pharmaceutical Companies’ product candidates being greater than anticipated;

●	interruptions of and/or delays in the clinical trials of the Pharmaceutical Companies’ product candidates and the potential impact of such interruptions or delays on a product candidate’s development program and the validity of clinical data resulting from a product candidate’s development program;

●	clinical trials of the Pharmaceutical Companies’ product candidates producing negative or inconclusive results, which may result in our or their deciding, or regulators requiring us, to amend clinical trial protocols, conduct additional clinical trials or abandon development of such product candidates;

●	transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization, or CMO, and delays or failure by CMOs or the Pharmaceutical Companies to conduct the requisite technology transfer or to properly implement such manufacturing processes or make any necessary changes to those processes and secure the requisite regulatory approvals in advance; and

●	third parties being unwilling or unable to satisfy their contractual obligations to us or the Pharmaceutical Companies.

In addition, disruptions caused by public health emergencies may increase the likelihood that the Pharmaceutical Companies encounter difficulties or delays in initiating, enrolling, conducting or completing any planned and ongoing nonclinical and preclinical studies and clinical trials. Any inability by the Pharmaceutical Companies to successfully initiate or complete nonclinical and preclinical studies or clinical trials could result in additional costs or impair our ability to generate revenue from future product sales of any product candidates that were thought to be on track to receive regulatory approval. In addition, if the Pharmaceutical Companies make manufacturing or formulation changes to their product candidates that already have undergone or are undergoing clinical evaluation, they may be required to or may elect to conduct additional studies to bridge modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which any marketed products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize the Pharmaceutical Companies’ product candidates and may seriously harm our business.

Further, conducting clinical trials in foreign countries, as the Pharmaceutical Companies may do for their product candidates, presents additional risks that may delay completion of clinical trials. These risks include the failure of patients enrolled in clinical trials in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, the utilization of alternative standards of care in foreign countries and the failure to conduct foreign clinical trials according to standards of care that FDA considers comparable to the standards of care in the US, failure of the Pharmaceutical Companies to persuade FDA as to the scientific robustness and clinical acceptability of the data from any such foreign clinical trials, managing additional administrative burdens associated with foreign regulatory schemes, as well as political, economic, and public health risks relevant to such foreign countries.

Moreover, principal investigators for the Pharmaceutical Companies’ clinical trials may serve as scientific advisors or consultants to the Pharmaceutical Companies from time to time and receive compensation in connection with such services. Under certain circumstances, the Pharmaceutical Companies may be required to report some of these relationships to FDA or state authorities or comparable foreign regulatory authorities. FDA or state authorities or comparable foreign regulatory authorities may conclude that a financial relationship between the Pharmaceutical Companies and a principal investigator has created a conflict of interest or otherwise affected conduct of the study or interpretation of the study results. FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site, and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of marketing applications by FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of regulatory approval of one or more product candidates.

Delays in the completion of any preclinical studies or clinical trials of the Pharmaceutical Companies’ product candidates will increase our costs, slow down product candidate development and approval processes, and delay or potentially jeopardize our ability to commence product sales and generate product revenue from any product candidate that might receive regulatory approval, if any. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Any delays to the Pharmaceutical Companies’ preclinical studies or clinical trials that occur as a result could shorten any period during which they may have the exclusive right to commercialize such product candidates if they were to be approved, and their competitors may be able to bring products to market before they do, and the commercial viability of any product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition, and prospects significantly.

If the Pharmaceutical Companies experience delays or difficulties in the enrollment of patients in clinical trials, the Pharmaceutical Companies’ receipt of necessary regulatory approvals could be delayed or prevented.

The Pharmaceutical Companies or their collaborators may not be able to initiate or continue clinical trials for the Pharmaceutical Companies’ product candidates if the Pharmaceutical Companies or such collaborators are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by FDA or comparable regulatory authorities outside the United States.

Enrollment may be particularly challenging for some of the orphan diseases the Pharmaceutical Companies target in the Pharmaceutical Companies’ programs. In addition, there may be limited patient pools from which to draw for clinical studies. In addition to the rarity of some diseases, the eligibility (inclusion and exclusion) criteria of the Pharmaceutical Companies’ clinical studies will further limit the pool of available study participants as they may require that patients have specific characteristics that they can measure or to assure their disease is either severe enough or not too advanced to include them in a study. In addition, some of the Pharmaceutical Companies’ competitors may have approved competing products or ongoing clinical trials for product candidates that are in development to treat the same indications as the Pharmaceutical Companies’ product candidates, and patients who would otherwise be eligible for the Pharmaceutical Companies’ clinical trials may instead be prescribed a competitor’s approved product or advised to enroll in clinical trials of the Pharmaceutical Companies’ competitors’ product candidates and therefore be ineligible or otherwise unwilling to enroll in the Pharmaceutical Companies’ clinical trials.

Patient enrollment is also affected by other factors including:

●	size and nature of the patient population;

●	severity of the disease under investigation;

●	availability and efficacy of approved drugs for the disease under investigation;

●	patient eligibility (inclusion and exclusion) criteria for the trial in question as defined in the protocol;

●	perceived risks and benefits of the product candidate under study;

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or future product candidates being investigated for the indications the Pharmaceutical Companies are investigating;

●	delays in or temporary suspension of the enrollment of patients in planned clinical trials due to public health emergencies;

●	ability to obtain and maintain patient consents and clinical trial enrollment;

●	patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients; and

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion, including as a result of other health conditions or because they may be late-stage cancer patients or have other conditions and will not survive the full durations of the clinical trials.

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

Our or the Pharmaceutical Companies’ product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could preclude further development, prevent regulatory approval, prevent market acceptance or limit their commercial potential if regulatory approval were to be received or result in other significant negative consequences.

If our or the Pharmaceutical Companies’ product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we or the Pharmaceutical Companies may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us or the Pharmaceutical Companies from securing regulatory approval or achieving or maintaining market acceptance of the affected product candidate if it were to receive regulatory approval, and may adversely affect our business, financial condition, and prospects significantly.

In addition, many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. Further, we expect that certain product candidates will be used in patients that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Patients treated with product candidates may also be undergoing surgical, radiation and/or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to the product candidate but may still impact the risk-benefit profile of the product candidate and the success of clinical trials. The inclusion of critically ill patients in clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. It may be very challenging, or even impossible, for us or the Pharmaceutical Companies to demonstrate that any such deaths or other adverse events are traceable to other therapies or medications that such patients may be using or to the gravity of such patients’ illnesses, in which case FDA or comparable regulatory authorities may attribute any such deaths or other adverse events to our or the Pharmaceutical Companies’ product candidate being studied in the clinical trial.

If significant adverse events or other side effects are observed in any of our or the Pharmaceutical Companies’ current or future clinical trials, we or the Pharmaceutical Companies may have difficulty recruiting patients to the clinical trials, patients may drop out of such trials, or they may be required to amend or abandon the trials or their development efforts of a product candidate altogether. We, the Pharmaceutical Companies, FDA, other comparable regulatory authorities or an IRB may suspend or halt clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to inadequate clinical benefit and/or unacceptable health risks or adverse side effects.

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

From time to time, we and/or the Pharmaceutical Companies may publicly disclose preliminary or top-line data from preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following study completion and a more comprehensive review of the data related to the particular study or trial. We and/or the Pharmaceutical Companies may also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we or they may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results reported may differ significantly from future results of the same studies, or different conclusions or considerations may qualify such results and/or limit the clinical significance and clinical conclusions that can be drawn from them, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Even complete data from an individual study or clinical trial may be evaluated differently and result in different conclusions based upon subsequent data from a subsequently completed study. In addition, the full study results from all clinical trials are subject to FDA review, and FDA may draw materially different conclusions than those reached by us or the Pharmaceutical Companies. As a result, top-line data should be viewed with caution until the final data are available, and then, until the full study results have been completely evaluated and acted upon by FDA.

In particular, FDA will conduct its own analyses of the TransportNPC™ data included in our NDA submitted on October 28, 2026 and may reach conclusions that differ from ours.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success or failure of later preclinical studies or clinical trials, and interim or even complete results of preclinical studies or clinical trials do not necessarily predict success in future clinical trials. Many companies in the biopharmaceutical industry, including Cornerstone, have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and the Pharmaceutical Companies could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or even completed. We and the Pharmaceutical Companies have limited experience in designing clinical trials and may be unable to design and execute clinical trials to support regulatory approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the product candidates. Even if we or the Pharmaceutical Companies, or future collaborators, believe that the results of clinical trials for the Pharmaceutical Companies’ product candidates warrant regulatory approval, FDA or comparable foreign regulatory authorities may disagree and may not grant regulatory approval of the Pharmaceutical Companies’ product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, proper implementation of inclusion and exclusion criteria, differences in standards of care in different geographical locations, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other elements of the clinical trial protocols, and the rate of dropout among clinical trial participants. If the Pharmaceutical Companies fail to receive positive results in clinical trials of the Pharmaceutical Companies’ product candidates, the development timeline and regulatory approval and commercialization prospects for the Pharmaceutical Companies’ most advanced product candidates, and, correspondingly, our or the Pharmaceutical Companies’ business and financial prospects, would be negatively impacted.

The regulatory approval processes of FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if the Pharmaceutical Companies are ultimately unable to obtain regulatory approval for their product candidates, our and their business will be substantially harmed.

The time required to obtain approval by FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We and the Pharmaceutical Companies have not obtained regulatory approval for any product candidate, and it is possible that any product candidates they may seek to develop in the future will never obtain regulatory approval. Neither we nor the Pharmaceutical Companies nor any future collaborator is permitted to market any new drug in the United States or abroad until they receive regulatory approval of an NDA, or other comparable submission, from FDA or foreign regulatory agencies.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, the Pharmaceutical Companies or their collaborators must demonstrate with substantial evidence from, among other things, well-controlled clinical trials, and to the satisfaction of FDA or comparable foreign regulatory agencies, that such product candidates are safe and effective for their intended use(s). Results from nonclinical and preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical and preclinical or clinical data for the Pharmaceutical Companies’ product candidates are promising, such data may not be sufficient to support approval by FDA and other regulatory authorities. FDA or comparable foreign regulatory agencies may also require the Pharmaceutical Companies to conduct additional preclinical studies or clinical trials for their product candidates either prior to or post-approval, or they may object to elements of a proposed clinical development program.

FDA or any foreign regulatory authorities can delay, limit or deny approval of the Pharmaceutical Companies’ product candidates or require them to conduct additional nonclinical and preclinical or clinical testing or abandon a program for multiple reasons in their sole discretion, including the following:

●	FDA or comparable foreign regulatory authorities may disagree with the design or implementation of clinical trials;

●	the Pharmaceutical Companies may be unable to demonstrate to the satisfaction of FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication(s);

●	the results of clinical trials may not meet the level of statistical significance required by FDA or comparable foreign regulatory authorities for approval;

●	serious and unexpected drug-related side effects experienced by participants in clinical trials or by individuals using drugs similar to the Pharmaceutical Companies’ product candidates may result in negative regulatory conclusions regarding a product candidate’s safety profile;

●	the Pharmaceutical Companies may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	FDA or comparable foreign regulatory authorities may disagree with the Pharmaceutical Companies’ interpretation of data from preclinical studies or clinical trials;

●	the data collected from clinical trials of the Pharmaceutical Companies’ product candidates may not be acceptable or sufficient to support the submission of a NDA or other comparable submission or to obtain regulatory approval in the United States or elsewhere, and the Pharmaceutical Companies may be required to conduct additional clinical studies;

●	FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling, manufacturing, packaging, and/or the specifications of the Pharmaceutical Companies’ product candidates;

●	FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers, labelers, or packagers with which the Pharmaceutical Companies contract for clinical and commercial supplies; and

●	the approval policies or regulations of FDA or comparable foreign regulatory authorities may significantly change in a manner rendering clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in the Pharmaceutical Companies failing to obtain regulatory approval to market their product candidates, which would significantly harm our business, results of operations and prospects. In addition, even if the Pharmaceutical Companies were to obtain approval, regulatory authorities may approve any of their product candidates for fewer or more limited indications or less advantageous labeling than requested, may grant approval contingent on the performance of costly post-marketing clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS, which may be required to assure safe use of the drug after approval. FDA or the applicable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than originally requested, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Even if regulatory approval were to be secured, payors in the US responsible for coverage and reimbursement determinations and foreign authorities responsible for drug pricing determinations may not provide adequate coverage or reimbursement or approve the prices the Pharmaceutical Companies intend to charge for any approved products or those prices could be reduced based upon most-favored-nation pricing policies. Any of the foregoing scenarios could materially harm the commercial prospects for the Pharmaceutical Companies’ product candidates.

If FDA does not conclude that certain of the Pharmaceutical Companies’ product candidates, if any, satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidates under Section 505(b)(2) are not as they expect, the approval pathway for those product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

The Pharmaceutical Companies may develop product candidates for which they plan to seek approval under the 505(b)(2) regulatory pathway in the United States. For example, LipoMedix may ultimately seek FDA approval of Promitil through the 505(b)(2) pathway.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FFDCA. Section 505(b)(2) of the FFDCA permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), when applicable under the FFDCA, would allow an NDA submitted to FDA to rely in part on data in the public domain and/or FDA’s prior conclusions regarding the safety and effectiveness of a previously-approved product, which could expedite the development program for certain of the Pharmaceutical Companies’ product candidates by potentially decreasing the amount of nonclinical and preclinical and/or clinical data that they would need to generate in order to obtain FDA approval.

If FDA does not allow any of the Pharmaceutical Companies’ product candidates to pursue approval under the Section 505(b)(2) regulatory pathway as anticipated, the Pharmaceutical Companies may need to conduct additional nonclinical and preclinical studies and/or clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for such product candidates, and complications and risks associated with such product candidates, would likely substantially increase. Moreover, inability to pursue approval under the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than any product candidates the Pharmaceutical Companies are developing, which could adversely impact our and their competitive position and prospects. Even if the Pharmaceutical Companies are allowed to pursue approval under the Section 505(b)(2) regulatory pathway, we cannot assure you that any product candidates the Pharmaceutical Companies develop will receive the requisite approval for commercialization.

In addition, notwithstanding the approval of a number of products by FDA under Section 505(b)(2), certain pharmaceutical companies and others have objected to FDA’s interpretation of Section 505(b)(2). If FDA’s interpretation of Section 505(b)(2) is successfully challenged, either generally or in connection with a Section 505(b)(2) submission by the Pharmaceutical Companies, FDA may change its 505(b)(2) policies and practices, which could delay or even prevent FDA from approving any NDA that the Pharmaceutical Companies submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to certain requirements designed to protect the patent rights of sponsors of previously approved drugs if they are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of the Pharmaceutical Companies NDAs for up to 30 months or longer depending on the outcome of any litigation. It also is not uncommon for a manufacturer of a previously approved product to file a citizen petition with FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of a new product. Even if FDA ultimately denies such a petition, FDA may substantially delay approval while it considers and responds to the petition. In addition, even if the Pharmaceutical Companies are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to streamlined product development or earlier approval.

We and the Pharmaceutical Companies may not be able to obtain orphan drug designation or obtain or maintain the benefits associated with orphan drug designation, such as orphan drug exclusivity and, even if they do, that exclusivity may not prevent FDA or other comparable foreign regulatory authorities from approving competing products.

As part of our business strategy, we and the Pharmaceutical Companies may seek orphan drug designation, or ODD, for any eligible product candidates, but we may be unsuccessful in obtaining or maintaining the benefits of such designations.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing and making available the drug will be recovered from sales in the United States. Cornerstone has received ODD for CPI-613 (devimistat) for the treatment of pancreatic cancer, acute myeloid leukemia, myelodysplastic syndrome, Burkitt’s lymphoma, peripheral T-cell lymphoma, soft tissue sarcoma, and biliary cancer. Cyclo received ODD for the treatment of NPC by FDA for Trappsol® Cyclo™.

In the United States, ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has ODD subsequently receives the first FDA approval for a particular active ingredient for the rare disease for which it has such designation, the product is entitled to orphan drug exclusivity for that active ingredient for that rare disease. Orphan drug exclusivity in the United States provides that FDA may not approve any other applications, including a full NDA or other comparable submission, to market the same drug for the same approved use or indication within such rare disease or condition for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity, or if FDA withdraws exclusive approval or revokes orphan drug designation, or if the marketing application (NDA or BLA) for the orphan drug is withdrawn for any reason, or if FDA finds that the holder of the orphan exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the product was designated.

Even if we or the Pharmaceutical Companies obtain ODD for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We or the Pharmaceutical Companies may not be the first to obtain regulatory approval of any product candidate for which we have obtained ODD for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. If one or more third-party sponsor is the first to receive approval for an alternative product(s) for the same orphan-designated indication as our or the Pharmaceutical Companies’ product candidate, FDA could conclude that our or the Pharmaceutical Companies’ product candidate is the “same drug” as the previously-approved orphan drug, thereby blocking approval during the previously-approved drug’s seven-year orphan exclusivity period. Even if FDA were to conclude that the Pharmaceutical Companies’ product candidate is not the “same drug” as the alternative product(s), the prior approval(s) of such alternative product(s) could result in a delay in the regulatory review of our or the Pharmaceutical Companies’ product candidate and/or requests for the conduct of additional clinical trials that may further delay the prospects for any approval of our or the Pharmaceutical Companies’ product candidate. In addition, exclusive marketing rights in the United States may be limited if we or the Pharmaceutical Companies seek approval for an indication broader than the orphan-designated indication or may be lost if FDA later determines that the request for designation was materially defective or if they are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Further, even if we or the Pharmaceutical Companies obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active ingredients may be approved for the same condition, and competitors also potentially could secure approval of the same drug for different non-orphan conditions or even for different subindications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants and, once on the market, could be prescribed off-label for the exclusive orphan indication(s). Even after an orphan drug is approved, FDA can subsequently approve another sponsor’s application for the same drug for the same condition if FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process.

Disruptions at FDA and other government agencies caused by funding or staffing shortages, government shutdowns or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect FDA’s ability to perform routine functions, including a shutdown of the federal government. Average review times at FDA have fluctuated in recent years. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 43 days beginning on October 1, 2025, the U.S. federal government has shut down several times and certain regulatory agencies, such as FDA, have had to furlough critical FDA employees and stop critical activities. In addition, in 2025 the U.S. Department of Health and Human Services implemented significant reductions in force, including at FDA, which may affect FDA’s ability to review regulatory submissions, including our NDA, in a timely manner. If the occasional U.S. government shutdowns become more frequent or are prolonged or other events or conditions occur that prevent FDA or other regulatory agencies from hiring and retaining personnel and conducting their regular activities, it could significantly impact the ability of these agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Even if we or the Pharmaceutical Companies receive regulatory approval for any product candidate, they will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

Any regulatory approvals that we or the Pharmaceutical Companies may receive for their product candidates will require the regular submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups or patient populations, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, FDA may require a REMS as a condition of approval of a product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. In addition, if FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for us or the Pharmaceutical Companies’ products will be subject to extensive and ongoing regulatory requirements and associated personnel and financial commitments. These requirements include submissions of safety and other post-marketing information and reports, maintenance of cGMP compliance at and registrations for all manufacturing, labeling, and packaging facilities, as well as continued compliance with cGCP requirements for any clinical trials that are ongoing or conducted post-approval. Manufacturers of approved products and their facilities are subject to continual review and periodic, unannounced inspections by FDA and other regulatory authorities for compliance with cGMP regulations and standards. Later discovery of previously unknown problems with marketed products, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing, labeling, or packaging processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;

●	restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;

●	fines, restitutions, disgorgement of profits or revenue, warning letters, untitled letters or holds on clinical trials or reviews of pending applications;

●	refusal by FDA to approve pending applications or supplements to approved applications filed by us or the Pharmaceutical Companies or suspension or revocation of approvals;

●	product seizure or detention, or refusal to permit the import or export of our or the Pharmaceutical Companies’ products; and

●	injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our or the Pharmaceutical Companies’ ability to commercialize our or their product candidates and generate revenue and could require us or the Pharmaceutical Companies to divert resources and expend significant time and resources in response and could generate negative publicity.

FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our or the Pharmaceutical Companies’ product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2024 United States Presidential Election impacted our business and industry. Namely, the Trump Administration took several Executive Actions, including the issuance of a number of Executive Orders, that imposed significant burdens on, or otherwise materially delayed, FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be rescinded and replaced under the current or future Administrations. The policies and priorities of any Administration and the U.S. Congress are unknown and could materially impact the regulations governing our or the Pharmaceutical Companies’ product candidates. If we or the Pharmaceutical Companies are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or they are not able to maintain regulatory compliance, we or they may be subject to enforcement action and we or they may not achieve or sustain profitability.

FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of the Pharmaceutical Companies’ product candidates are approved and if they are found to have been improperly promoted for unapproved uses of those products, we and/or the Pharmaceutical Companies may become subject to significant liability. FDA and other federal and state regulatory agencies in the US and abroad strictly regulate the promotional claims that may be made about prescription products, such as the Pharmaceutical Companies’ product candidates, if approved. In particular, a product may not be promoted for uses or other conditions of labeling that are not approved by FDA or such other regulatory agencies as reflected in the product’s approved labeling. If the Pharmaceutical Companies receive regulatory approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we or the Pharmaceutical Companies are found to have directly or indirectly promoted or otherwise caused such unapproved, or off-label, uses, we or they may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we or the Pharmaceutical Companies cannot successfully manage the promotion of their product candidates, if approved, we and/or they could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

If any of our or the Pharmaceutical Companies’ product candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. If any of our or the Pharmaceutical Companies’ product candidates were to receive regulatory approval but do not achieve an adequate level of acceptance, we or the Pharmaceutical Companies may not generate significant product revenue and may not become profitable. The degree of market acceptance of our or the Pharmaceutical Companies’ product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy, safety profile, and any potential clinical advantages compared to alternative treatments reflected in approved labeling;

●	the approval, availability, market acceptance, and reimbursement for any companion diagnostic;

●	the ability to offer our or the Pharmaceutical Companies’ medicines for sale at competitive prices;

●	convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	ensuring uninterrupted product supply;

●	the strength of marketing and distribution support;

●	sufficient third-party coverage and reimbursement; and

●	the prevalence and severity of any side effects.

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

We and the Pharmaceutical Companies rely on third parties to perform a variety of functions. We are party to numerous agreements that place substantial responsibility on clinical research organizations, or CROs, contract manufacturing organizations, or CMOs, consultants, and other service providers for the development of the Pharmaceutical Companies’ product candidates. We also rely on medical and academic institutions to perform aspects of the Pharmaceutical Companies’ clinical trials of product candidates. In addition, an element of our research and development strategy has been to in-license technology and product candidates from academic and government institutions in order to minimize or eliminate investments in early research. We may not be able to enter new arrangements without undue delays or expenditures or on favorable terms, if at all, and these arrangements may not allow us to compete successfully. Moreover, if third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or applicable protocols, the Pharmaceutical Companies’ product candidates may not be approved for marketing or such approval and commercialization may be delayed. If that occurs, we and our collaborators will not be able, or may be delayed in their efforts, to seek regulatory approval for or commercialize the Pharmaceutical Companies’ product candidates.

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

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition, a strong emphasis on proprietary and novel products and product candidates, and an increasing emphasis on value-based pricing integrating price competitiveness and therapeutic value tied to patient health outcomes. The development and commercialization of new drug products is highly competitive. We and the Pharmaceutical Companies face competition with respect to current product candidates, and we and the Pharmaceutical Companies and our and their collaborators will face competition with respect to any product candidates that they or their collaborators may seek to develop or commercialize in the future, from major pharmaceutical companies and specialty biopharmaceutical companies worldwide. There are a number of large biopharmaceutical companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which the Pharmaceutical Companies are developing their product candidates. Some of these competitive products and therapies are based on scientific approaches that are similar to our or the Pharmaceutical Companies’ approach. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We are focused on a treatment for NPC and face competition from Actelion, a subsidiary of Johnson & Johnson, Zevra Therapeutics, Inc., Azafaros, Beren Therapeutics, and IntraBio, among others.

Cornerstone is focused on an area known as cancer metabolism, and there are also a number of product candidates in preclinical or clinical development by third parties to treat cancer by targeting cancer metabolism. These companies include large pharmaceutical companies, including, but not limited to, AstraZeneca plc, Eli Lilly and Company, Roche Holdings Inc. and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck & Co., Novartis, Pfizer, Inc., Novo Nordisk, and Genzyme, a Sanofi company. There are also biotechnology companies of various sizes that are developing therapies to target cancer metabolism, including, but not limited to, Sagiment Biosciences, Eleison Pharmaceuticals, BioMarin Pharmaceutical Inc., and Takeda. In addition, FDA recently approved Revolution Medicines’ Rasonque (daraxonrasib) as a first-in-class targeted therapy for adults with advanced metastatic pancreatic cancer.

LipoMedix faces competition from, among others, (i) other liposome and nanomedicine products in solid tumors (for example, Doxil (Janssen), Onivyde (Ipsen), and Abraxane (Bristol Myers Squibb)); (ii) other non-liposomal chemotherapeutic drugs in gastrointestinal malignancies recently developed or under development (for example, TAS-102 (Taiho) in colorectal cancer); (iii) biological therapy (including small molecule kinase inhibitors) recently developed or under development for colon cancer (for example, Regorafenib (Bayer)); (iv) immunotherapy approaches in gastrointestinal malignancies (for example, Merck USA), antibodies and/or vaccinations; and (v) other companies such as Roche and Revolution Medicines’ Rasonque (daraxonrasib).

We and the Pharmaceutical Companies’ competitors may develop products that are more effective, safer, more convenient or less costly than any that the Pharmaceutical Companies are developing or that would render their product candidates obsolete or non-competitive. In addition, our or the Pharmaceutical Companies’ competitors may discover biomarkers that more efficiently and/or effectively measure metabolic pathways than the Pharmaceutical Companies’ methods, which may give them a competitive advantage in developing potential products. The Pharmaceutical Companies’ competitors may also obtain regulatory approval from FDA or other regulatory authorities for their products more rapidly than the Pharmaceutical Companies may obtain approval, which could result in the Pharmaceutical Companies’ competitors establishing a strong market position before they are able to enter the market.

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

The commercial success of our or the Pharmaceutical Companies’ product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our or the Pharmaceutical Companies’ product candidates will be covered and paid for, following regulatory approval, if any, by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we or the Pharmaceutical Companies, or any future collaborators, may not be able to successfully commercialize our or the Pharmaceutical Companies’ product candidates in the event they receive regulatory approval. Even if coverage is provided, the approved reimbursement amount or any mandated most-favored-nation pricing may not be high enough to allow us, the Pharmaceutical Companies, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or the Pharmaceutical Companies’ investments. In the United States, no uniform policy of coverage and reimbursement for products currently exists among third-party payors, and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us or the Pharmaceutical Companies to provide scientific and clinical support for the use of their products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Regulatory approvals, pricing, and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or regulatory approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted, and in the US, may subject us and the Pharmaceutical Companies or any future collaborators to most-favored-nation pricing. As a result, we, the Pharmaceutical Companies, or any future collaborators, might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, or subject to pricing determinations or mandates which may negatively impact the revenue we or the Pharmaceutical Companies are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our or the Pharmaceutical Companies’ ability or the ability of any future collaborators to recoup our or the Pharmaceutical Companies’ or their investment in one or more product candidates, even if the Pharmaceutical Companies’ product candidates obtain regulatory approval.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our or the Pharmaceutical Companies’ ability, and the ability of any future collaborators, to commercialize any of our or the Pharmaceutical Companies’ product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, and by introducing most-favored-nation and other pricing mandates, any one of which could affect our or the Pharmaceutical Companies’ ability or that of any future collaborators to sell our or the Pharmaceutical Companies’ product candidates profitably following regulatory approval. These payors may not view our or the Pharmaceutical Companies’ products, if any, as cost-effective, and coverage and reimbursement may not be available to our or the Pharmaceutical Companies’ customers, or those of any future collaborators, or may not be sufficient to allow our or the Pharmaceutical Companies’ products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us or require us, or any future collaborators, to decrease the price that we or the Pharmaceutical Companies, or they, might establish for products, which could result in lower than anticipated product revenue. If the prices for the Pharmaceutical Companies’ products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement or mandate lower prices, our and the Pharmaceutical Companies’ prospects for revenue and profitability will suffer.

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our or the Pharmaceutical Companies’ costs, including research, development, manufacture, sale, and distribution. Reimbursement rates may vary, by way of example, according to the use of the product and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA, was signed into law. Among the provisions of the ACA of potential importance to the Pharmaceutical Companies’ business and the Pharmaceutical Companies’ product candidates are the following:

●	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, or MDRP;

●	a new methodology by which rebates owed by manufacturers under the MDRP are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

●	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

●	a Medicare Part D coverage gap discount program, under which manufacturers were required to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, which program was replaced effective January 1, 2025 by the Medicare Part D Manufacturer Discount Program established under the Inflation Reduction Act, or IRA, (described below), under which participating manufacturers that have a Manufacturer Discount Program agreement in place generally must provide discounts of 10% in the Initial Coverage phase and 20% in the Catastrophic Coverage phase on applicable drugs as Medicare Part D coverage is available only for applicable drugs covered by a Manufacturer Discount Program agreement with CMS;

●	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs;

●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

●	new requirements to report certain financial arrangements with physicians and teaching hospitals for eventual publication;

●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians for eventual publication;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

●	a Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.

Since enactment of the ACA, there have been numerous executive and legal challenges and Congressional actions to repeal and replace provisions of the law. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the current or future Administrations or other efforts, if any, to challenge, repeal or replace the ACA, will impact the Pharmaceutical Companies’ businesses. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for the Pharmaceutical Companies’ products if they were to receive regulatory approval.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect for Medicare through the first half of fiscal year 2032, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drug products. Among other things, such scrutiny has led to enactment of a budget reconciliation measure known as the Inflation Reduction Act of 2022, or IRA, signed into law by President Biden on August 16, 2022, which makes wide-reaching changes to Medicare prescription drug coverage and more targeted changes to Medicaid, the State Children’s Health Insurance Coverage Program, or CHIP, and private health insurance, and which includes several provisions to lower prescription drug costs for people with Medicare and reduce drug spending by the federal government. The prescription drug provisions included in the IRA will, among other things:

●	require the federal government to negotiate prices for certain drugs covered under Medicare Part B (physician-administered drugs) and Part D (retail prescription drugs), starting with 10 high-spending, single-source drugs for 2026 and increasing to 20 by 2029;

●	require manufacturers that sell drugs used by Medicare beneficiaries through Parts B and D to pay rebates to Medicare if they increase drug prices faster than consumer inflation, beginning in 2023;

●	Sunsetting the historical Medicare Part D Coverage Gap Discount Program on December 31, 2024, replacing it with the Medicare Part D Manufacturer Discount Program, under which the traditional “donut hole” (coverage gap phase) was eliminated, and enrollees’ annual out-of-pocket spending for Part D drugs was capped at $2,000 in 2025 ($2,100 in 2026, indexed annually thereafter based on the annual percentage increase in average expenditures for covered Part D drugs in the U.S. for Part D eligible individuals in the previous year);

●	expand eligibility for full benefits under the Medicare Part D Low-Income Subsidy Program, beginning in 2024; and

●	further delay implementation of the Trump Administration’s drug rebate rule, beginning in 2027.

Pursuant to the IRA, the Centers for Medicare & Medicaid Services (CMS) selected ten drugs covered under Medicare Part D for the first cycle of negotiations for initial price applicability year 2026 and engaged in voluntary negotiations with the drug companies for the selected drugs. CMS negotiated prices for 10 drugs covered under Medicare Part D that will go into effect beginning January 1, 2026, based on negotiations and agreements reached between CMS and participating drug companies. In August 2024, CMS announced discounts ranging from 38% to 79% based upon negotiated price differences from the drugs’ 2023 list price. On January 17, 2025, CMS announced the selection of 15 drugs covered under Medicare Part D for the second cycle of negotiations (initial price applicability year 2027), based on total gross covered prescription drug costs under Medicare Part D and other criteria as required by the law. On September 30, 2025, CMS issued final guidance for the third cycle of negotiations for the Medicare Drug Price Negotiation Program which is occurring in 2026 for initial price applicability year 2028, along with additional information on CMS’ support for manufacturer effectuation of negotiated maximum fair prices (MFPs) in initial price applicability years 2026, 2027, and 2028. Among other policy refinements, this final CMS guidance also implements expanded protections for orphan drugs enacted in the Working Families Tax Cuts Act (Public Law 119-21) by implementing changes to the Orphan Drug Exclusion in section 71203 of Public Law 119-21. Specifically, CMS broadened the exclusions from negotiation for products designated by FDA as drugs for one or more rare diseases or conditions if all approved indications are for one or more such rare diseases or conditions (rather than solely products designated by FDA as drugs for one rare disease or condition and for which all approved indications are for such rare disease or condition). These enhanced protections are designed to preserve critical incentives for rare disease research while maintaining negotiation eligibility when appropriate. On January 27, 2026, CMS announced the selection of 15 drugs payable under Medicare Part B and/or covered under Medicare Part D for the third cycle of negotiations (initial price applicability year 2028), based on total expenditures for drugs payable under Part B and/or covered under Part D and other criteria as required by the law. Also, on January 27, 2026, CMS announced the selection of one drug, Tradjenta, for renegotiation during the third cycle of negotiations (initial price applicability year 2028), based on criteria required by the law. CMS announced on March 13, 2026 that the drug companies that manufacture all 15 drugs payable under Medicare Part B and/or covered under Medicare Part D selected for the third cycle of negotiation have chosen to participate in the Negotiation Program, that the drug company that manufacturers the one drug selected for renegotiation for the third cycle of negotiations continues to participate in the Negotiation Program, and that the negotiations with participating drug companies will occur in 2026, and any negotiated prices will become effective beginning in 2028.

It is unclear exactly how the results of the 2024 election or upcoming 2026 “mid-term” elections will impact healthcare reform measures of the current Trump Administration or whether the Trump Administration could impose other reform efforts, including what, if any, impact such changes will have on our business. One step the Trump Administration already has taken is the issuance, on May 12, 2025, of an Executive Order titled: “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients”. Among other steps, the Executive Order directs multiple federal agencies, including the U.S. Department of Health and Human Services, or HHS, to take specific actions aimed at compelling drug manufacturers to lower drug prices in the United States in a manner comparable with other “developed nations.” HHS subsequently announced that the Department “expects each [drug] manufacturer to commit to aligning [United States] pricing for all brand products across all markets that do not currently have generic or biosimilar competition with the lowest price of a set of economic peer countries.” HHS indicated that it will calculate the most-favored-nation, or MFN, price as the lowest price in a country that is part of the Organization for Economic Co-operation and Development and that has a per capita gross domestic product (GDP) of at least 60% of the U.S. per capita GDP. In July 2025, President Trump sent letters to leading pharmaceutical manufacturers outlining the steps they must take to bring down the prices of prescription drugs in the US to match the lowest price offered in other developed nations. As of September 2026, the Trump Administration has secured agreements with 26 pharmaceutical manufacturers covering 89% of the branded drug market. On September 18, 2026, President Trump announced that all 50 States’ Medicaid programs would benefit from lower prescription drug prices under the Trump Administration’s agreements with pharmaceutical manufacturers to match the lowest prices paid by other developed nations. Should any of the Pharmaceutical Companies’ products be successfully developed and secure regulatory approval in the US and foreign countries, and if such MFN policies remain in effect at that time or are reintroduced at a later date and are applied to any of the Pharmaceutical Companies’ products that do secure regulatory approval, if any, such MFN policies could have a material adverse effect on their and our business, results of operations, financial condition and cash flows.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical, medical device, and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, encouraging importation of drugs from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for the Pharmaceutical Companies’ products, if approved, or put pressure on their product pricing. We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for the Pharmaceutical Companies’ product candidates, or additional pricing pressures, which could have a material adverse effect on their and our business, results of operations, financial condition and cash flows.

We expect that healthcare reform measures that may be adopted in the future in the US and abroad could have a material adverse effect on our and the Pharmaceutical Companies’ industry generally and on our or their ability to maintain or increase sales of any of the Pharmaceutical Companies’ product candidates that are successfully developed, receive regulatory approval, and are commercialized.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We and the Pharmaceutical Companies cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of FDA’s approval process may significantly delay or prevent regulatory approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Additional Risks Related to our Medical Device Business

Rafael Medical Devices’ cleared device and device candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other investigational, approved or cleared devices or investigational or approved drugs which may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential, result in significant negative consequences, or potential product liability claims.

If Rafael Medical Devices’ cleared VECTR™ product or its device candidates are associated with undesirable side effects or have unexpected characteristics in clinical trials, or while on the market following regulatory approval, marketing, authorization, or clearance, when used alone or in combination with other investigational, approved or cleared devices or in combination with investigational or approved drugs, Rafael Medical Devices may need to interrupt, delay or abandon their development or marketing of any cleared device or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment for clinical trials or the ability of enrolled patients to complete any ongoing clinical trial or result in potential product liability claims. Any of these occurrences may prevent Rafael Medical Devices from achieving or maintaining market acceptance of the affected cleared device or device candidate and may adversely affect Rafael Medical Devices and our business, financial condition, and prospects significantly.

In addition, many device candidates that may show promise in early-stage testing may later be found to cause side effects that prevents further development of the device candidate. If significant adverse events or other side effects are observed in any of Rafael Medical Devices’ current or future clinical trials or during commercialization of any cleared device, Rafael Medical Devices may have difficulty recruiting patients to the clinical trials, patients may drop out of such trials, or they may be required to abandon the trials or their development efforts of a device candidate altogether. Rafael Medical Devices, FDA, other comparable regulatory authorities or an IRB or ethics committee may suspend clinical trials of a device candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to inadequate clinical benefit and/or unacceptable health risks or adverse side effects.

Further, for any of Rafael Medical Devices’ cleared device or any of its device candidates that in the future obtains regulatory approval, marketing authorization or clearance, toxicities or other serious adverse events associated with such device or device candidates previously not seen during clinical testing may also develop after such approval, marketing authorization, or clearance and lead to a number of potentially significant negative consequences, including, but not limited to:

●	Regulatory authorities may suspend, limit or withdraw approvals, marketing authorizations or clearances of such device, if any, or seek an injunction against its manufacture or distribution;

●	regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

●	Rafael Medical Devices may be required to change the way the device is implanted or otherwise used or conduct additional clinical trials or post-approval studies;

●	Rafael Medical Devices may be subject to fines, injunctions or the imposition of criminal penalties;

●	we or Rafael Medical Devices could be sued and held liable for harm caused to patients; and

●	Rafael Medical Devices and our reputation may suffer.

Any of these events could prevent Rafael Medical Devices from achieving or maintaining market acceptance of the particular device or device candidate, if approved, marketing authorized or cleared, as well as that of future device candidates, and could seriously harm their and our business.

Interim, “top-line” and preliminary data from preclinical studies and clinical trials that Rafael Medical Devices announces or publishes from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we and/or Rafael Medical Devices may publicly disclose preliminary or top-line data from preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following study completion and a more comprehensive review of the data related to the particular study or trial. We and/or Rafael Medical Devices may also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we or they may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results reported may differ significantly from future results of the same or future studies, or different conclusions or considerations may qualify such results and/or limit the clinical significance and clinical conclusions that can be drawn from them, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we and/or Rafael Medical Devices previously published. Even complete data from an individual study or clinical trial may be evaluated differently and result in different conclusions based upon subsequent data from a subsequently completed study. In addition, the full study results from all clinical trials are subject to FDA review, and FDA may draw materially different conclusions than those reached by us or Rafael Medical Devices. As a result, top-line data should be viewed with caution until the final data are available, and then, until the full study results have been completely evaluated and acted upon by FDA.

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

Further, others, including regulatory agencies, may not accept or agree with our or Rafael Medical Devices’ assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular device development program, the approvability or commercialization of the particular device candidate or device, and our and Rafael Medical Devices’ companies in general. In addition, the information we or they choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line, or preliminary data that we or Rafael Medical Devices report differs from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, Rafael Medical Devices’ ability to obtain approval, marketing authorization or clearance for, and commercialize, their cleared device or device candidates may be adversely affected, which could materially adversely affect our and Rafael Medical Devices’ business, financial condition, and results of operations.

Results of preclinical studies and early clinical trials may not be predictive of results of future preclinical studies and clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the success or failure of later preclinical studies and clinical trials, and interim results of preclinical studies and clinical trials do not necessarily predict success in that ongoing or future preclinical studies and clinical trials. Many companies in the medical device industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and Rafael Medical Devices could face similar setbacks. The design of a clinical trial can determine whether its results will support approval, marketing authorization or clearance of a device candidate, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or even completed. Rafael Medical Devices has limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval, marketing authorization or clearance. In addition, clinical data are often susceptible to varying interpretations and analyses. Many medical device companies that believed their device candidates performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval, marketing authorization or clearance for the device candidates. Even if Rafael Medical Devices, or future collaborators, believe that the results of clinical trials for Rafael Medical Devices’ device candidates warrant regulatory approval, marketing authorization or clearance, FDA or comparable foreign regulatory authorities may disagree and may not grant regulatory approval, marketing authorization or clearance of Rafael Medical Devices’ device candidates.

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

The regulatory approval, marketing authorization and clearance processes of FDA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable, and if Rafael Medical Devices is ultimately unable to obtain regulatory approval or clearance for their device candidates, their business will be substantially harmed.

Before Rafael Medical Devices can market or sell a new medical device or a new use of or a claim for or significant modification to any medical device that has received approval, marketing authorization, or clearance, if any, in the United States, Rafael Medical Devices must obtain either clearance from FDA under the 510(k) pathway, marketing authorization in response to a De Novo request, or approval of a PMA, unless an exemption applies. In the 510(k) clearance process, FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed predicate device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. If FDA determines that the device is “not substantially equivalent,” the device is automatically designated as a Class III device. The device sponsor then must either fulfill the more rigorous PMA requirements, or the sponsor can submit a De Novo request seeking a risk-based classification determination for the device in accordance with FDA’s De Novo classification process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. A sponsor also can submit a De Novo classification request directly, without first submitting a 510(k), if the sponsor determines that there is no legally marketed predicate device upon which to base a determination of substantial equivalence. In the PMA process, FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for products that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

The PMA approval, the De Novo classification, and the 510(k) clearance process can be expensive, lengthy, and uncertain. FDA’s 510(k) clearance process usually takes from three to twelve months, but can last longer, and the De Novo classification process generally can be comparable. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance and De Novo classification processes and generally takes from six to eighteen months, or even longer, from the time the application is filed with FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort, and cost, we and Rafael Medical Devices cannot assure you that any particular device candidate will be approved or cleared by FDA. Any delay or failure to obtain necessary regulatory approvals, marketing authorizations, or clearances could harm our and Rafael Medical Devices’ business.

Any modification to any 510(k)-cleared product, if any, that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of any such device, would require Rafael Medical Devices to obtain a new 510(k) marketing clearance and may even, in some circumstances, require the submission of a De Novo request or a PMA application, if the change raises complex or novel scientific issues or the product has a new intended use. FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but FDA may review any manufacturer’s decision. Rafael Medical Devices may make changes to a 510(k)-cleared product, if any, in the future that Rafael Medical Devices may determine does not require a new 510(k) clearance, De Novo marketing authorization, or PMA approval. If FDA disagrees with Rafael Medical Devices’ decision not to seek a new 510(k) clearance, De Novo marketing authorization, or PMA approval for changes or modifications to any existing devices and requires new clearances, marketing authorizations, or approvals, Rafael Medical Devices may be required to recall and stop marketing any products as modified, if any, which could require Rafael Medical Devices to redesign its products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. If there is any delay or failure in obtaining required clearances, marketing authorization or approvals or if FDA requires Rafael Medical Devices to go through a lengthier, more rigorous examination for future device candidates or modifications to existing devices, if any, than Rafael Medical Devices had expected, Rafael Medical Devices’ ability to introduce new or enhanced devices in a timely manner would be adversely affected, which in turn would result in delayed or no realization of revenue from such device enhancements or new devices and could also result in substantial additional costs which could decrease Rafael Medical Devices’ profitability.

FDA can delay, limit or deny approval, marketing authorization or clearance of a device for many reasons, including:

●	Rafael Medical Devices may not be able to demonstrate to FDA’s satisfaction that the device or modification is substantially equivalent to the proposed predicate device or safe and effective for its intended use;

●	The data from Rafael Medical Devices’ preclinical studies and clinical trials and other required studies, if any, may be insufficient to support approval, marketing authorization, or clearance, where required; and

●	The manufacturing process or facilities that Rafael Medical Devices uses may not meet applicable requirements.

In addition, FDA may change its approval, marketing authorization and clearance policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval, marketing authorization, or clearance of Rafael Medical Devices’ future device candidates or impact Rafael Medical Devices’ ability to modify approved, marketing authorized, or cleared devices, if any, on a timely basis. Even after approval, marketing authorization, or clearance for Rafael Medical Devices’ products is obtained, they and their products are subject to extensive post-market regulation by FDA, including with respect to advertising, marketing, labeling, manufacturing, packaging, distribution, import, export, and clinical evaluation.

In addition, if Rafael Medical Devices initiates a correction or removal for a device that receives approval, marketing authorization, or clearance, if any, issues a safety alert, or undertakes a field action or recall to reduce a risk to health posed by any such device, Rafael Medical Devices may be required to submit a report to FDA, and in many cases, to other regulatory agencies. Such reports could lead to increased scrutiny by FDA, other comparable regulatory agencies, and Rafael Medical Devices’ customers regarding the quality and safety of their devices, and to negative publicity, including FDA alerts, press releases, or administrative or judicial actions. Furthermore, the submission of these reports has been and could be used by competitors against Rafael Medical Devices in competitive situations and cause customers to delay purchase decisions or cancel orders, which would harm their and our reputation and business.

FDA, state, and foreign regulatory authorities have broad enforcement powers. Rafael Medical Devices’ failure to comply with applicable regulatory requirements could result in enforcement action by FDA, state or foreign regulatory agencies, which may include any of the following sanctions:

●	adverse publicity, warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties;

●	repair, replacement, refunds, recalls, termination of manufacturing and/or distribution, administrative detention or seizures of a device(s) that receives approval, marketing authorization or clearance, if any;

●	operating restrictions, partial suspension or total shutdown of production;

●	customer notifications or repair, replacement or refunds;

●	refusing Rafael Medical Devices’ requests for 510(k) clearance, De Novo classification or PMA approvals or foreign regulatory approvals of new device candidates, new intended uses or modifications to existing devices, if any;

●	withdrawals of current 510(k) clearances, De Novo classifications or PMAs or foreign regulatory approvals, resulting in prohibitions on sales of any Rafael Medical Devices’ device(s) that receives approval, marketing authorization or clearance, if any;

●	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and

●	injunctions or the imposition of civil or criminal penalties.

Any of these sanctions could also result in higher than anticipated costs or lower than anticipated sales of the VECTR System or any other Rafael Medical Devices device that receives approval, marketing authorization, or clearance and adversely affect their and our business, results of operations, and financial condition.

The VECTR System and any future device candidates that receive regulatory approval, marketing authorization, or clearance are subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

The 510(k) clearance that Rafael Medical Devices received for the VECTR System in December 2024, and any regulatory approvals, marketing authorizations, or clearances that Rafael Medical Devices may receive for future device candidates, may require the submission of reports to regulatory authorities and surveillance to monitor the safety and effectiveness of the medical device, may contain significant limitations related to use restrictions for specified age groups or patient populations, warnings, precautions or contraindications, and may include burdensome post-market study requirements. The manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for the VECTR System and any future devices are subject to extensive and ongoing regulatory requirements. These requirements include medical device reporting and other post-market submissions, establishment registration and device listing, and compliance with FDA’s Quality Management System Regulation, or QMSR, at all manufacturing facilities, including those of third-party manufacturers, as well as compliance with FDA’s investigational device exemption regulations and other applicable requirements for any clinical studies. Device manufacturers and their facilities are subject to periodic, announced and unannounced inspections by FDA and other regulatory authorities for compliance with the QMSR and other requirements, and clinical study sites are subject to inspection for compliance with applicable clinical study requirements. Later discovery of previously unknown problems with marketed devices, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes or third-party clinical study sites, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the VECTR System or any other Rafael Medical Devices device that receives approval, marketing authorization or clearance, withdrawal of the device from the market or voluntary or mandatory device recalls;

●	requirements to conduct post-marketing studies or clinical trials;

●	fines, restitutions, disgorgement of profits or revenue, warning letters, untitled letters or holds on clinical trials;

●	refusal by FDA to approve or clear pending applications or supplements to approved, marketing authorized or cleared applications filed by Rafael Medical Devices or suspension or revocation of approvals, marketing authorizations or clearances, if any;

●	product seizure or detention, or refusal to permit the import or export of Rafael Medical Devices’ devices; and

●	injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit Rafael Medical Devices’ ability to commercialize their device candidates and generate revenue and could require Rafael Medical Devices to expend significant time and resources in response and could generate negative publicity.

In addition, FDA’s and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval, marketing authorization, or clearance of Rafael Medical Devices’ device candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the 2024 United States Presidential Election impacted our business and industry. Namely, the Trump Administration took several Executive Actions, including the issuance of a number of Executive Orders, that imposed significant burdens on, or otherwise materially delayed, FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of applications seeking approval, marketing authorization, or clearance of device candidates. It is difficult to predict whether or how these orders will be rescinded, replaced or expanded under the current or future Administrations. The policies and priorities of any Administration and the U.S. Congress are unknown and could materially impact the regulations governing Rafael Medical Devices’ device candidates. If we or Rafael Medical Devices are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or they are not able to maintain regulatory compliance as a result of a changing regulatory landscape or otherwise, we or they may be subject to enforcement action, may lose any regulatory approval(s), marketing authorization(s), or clearance(s) that we or they obtain, if any, or fail to obtain new regulatory approvals, marketing authorizations, or clearances, and we and they may not be able to achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations.

Rafael Medical Devices is dependent upon third parties for a variety of functions. These arrangements may not provide Rafael Medical Devices with the benefits they expect.

Rafael Medical Devices relies on third parties to perform a variety of functions for its cleared device and device candidates. Rafael Medical Devices is party to numerous agreements that place substantial responsibility on clinical research organizations, contract manufacturing organizations, consultants, and other service providers for the development of Rafael Medical Devices’ device candidates. Rafael Medical Devices also relies on medical and academic institutions to perform aspects of its clinical trials of device candidates. In addition, an element of Rafael Medical Devices’ research and development strategy has been to in-license technology and device candidates from academic and government institutions in order to minimize or eliminate investments in early research. Rafael Medical Devices may not be able to enter new arrangements without undue delays or expenditures or on favorable terms, and these arrangements may not allow Rafael Medical Devices to compete successfully. Moreover, if third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or applicable protocols, Rafael Medical Devices’ device candidates may not be approved, receive marketing authorization, or be cleared for marketing and commercialization or such approval, marketing authorization, or clearance may be delayed. If that occurs, Rafael Medical Devices or its collaborators will not be able, or may be delayed in their efforts, to commercialize Rafael Medical Devices’ device candidates.

Product liability lawsuits against Rafael Medical Devices or their collaborators or us could cause substantial liabilities and could limit commercialization of any medical devices that Rafael Medical Devices or their collaborators may develop.

Rafael Medical Devices and their collaborators and we face an inherent risk of product liability exposure related to the testing and manufacturing of Rafael Medical Devices’ device candidates in human clinical trials and will face an even greater risk if Rafael Medical Devices or they commercially sell any medical devices that Rafael Medical Devices or they may develop that secure regulatory approval, marketing authorization, or clearance. Rafael Medical Devices’ device and device candidates are designed to affect, and any future devices will be designed to affect, important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with Rafael Medical Devices’ device or device candidates could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot assure you that we and Rafael Medical Devices will not face product liability claims. We and Rafael Medical Devices may be subject to product liability claims if Rafael Medical Devices’ device or device candidates cause, or merely appear to have caused, patient injury or death, even if such injury or death was as a result of supplies or components that are produced by third-party suppliers. Product liability claims may be brought against us by consumers, healthcare providers or others selling or otherwise coming into contact with Rafael Medical Devices’ products, among others. If Rafael Medical Devices or their collaborators, or we, cannot successfully defend themselves or ourselves against product liability claims that Rafael Medical Devices’ device candidates or devices caused injuries, Rafael Medical Devices and we could incur substantial liabilities and reputational harm. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any device or device candidates that Rafael Medical Devices may develop;

●	injury to Rafael Medical Devices’ reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend the related litigation;

●	substantial monetary awards to trial participants or patients;

●	loss of revenue;

●	product recalls or withdrawals from the market;

●	reduced resources of Rafael Medical Devices’ management to pursue Rafael Medical Devices’ business strategy, and diverted time and attention from executing on that strategy; and

●	the inability to commercialize any devices that Rafael Medical Devices may successfully develop, if any.

Although Rafael Medical Devices and we maintain product liability insurance coverage that they and we believe is appropriate, this insurance is subject to deductibles and coverage limitations, and it may not be adequate to cover all liabilities that Rafael Medical Devices may incur. Rafael Medical Devices’ and our current product liability insurance may not continue to be available to them or us on acceptable terms, if at all. If Rafael Medical Devices or we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, they or we could be exposed to significant liabilities. We anticipate that Rafael Medical Devices will need to increase their insurance coverage as they continue to run clinical trials and if they successfully commercialize any device that receives regulatory approval, marketing authorization, or clearance. Insurance coverage in this setting is increasingly expensive. Rafael Medical Devices or we may not be able to maintain insurance coverage at a reasonable cost, if at all, or in an amount adequate to protect them or us against any product liability claim that may arise. In addition, if one of Rafael Medical Devices’ collaboration partners were to become subject to product liability claims or were unable to successfully defend themselves against such claims, any such collaboration partner could be more likely to terminate such relationships and could potentially seek indemnification from Rafael Medical Devices, and therefore substantially limit the commercial potential of Rafael Medical Devices’ device or device candidates. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could adversely affect our and Rafael Medical Devices’ business, results of operations, and financial condition.

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

We expect that we and the Portfolio Companies will rely heavily on these third parties over the course of their nonclinical and preclinical studies and clinical trials, and they will control only certain aspects of their activities. As a result, we and the Portfolio Companies will have less direct control over resource allocations and thus the conduct, timing, and completion of these nonclinical and preclinical studies and clinical trials and the management of data developed through nonclinical and preclinical studies and clinical trials than would be the case if they were relying entirely upon their own staff. Nevertheless, we and the Portfolio Companies are responsible for ensuring that each of their studies is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and the Portfolio Companies and these third parties are required to comply with cGLP and cGCP requirements, which are regulations and guidelines enforced by FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGLP and cGCP requirements through periodic inspections, both announced and unannounced, of trial sponsors, principal investigators, trial sites, and manufacturing sites, and the corresponding books and records of such parties.

If we, the Pharmaceutical Companies or Rafael Medical Devices or any of these third parties fail to comply with applicable cGLP or cGCP regulations, the preclinical data generated in their nonclinical and preclinical studies and/or the clinical data generated in their clinical trials may be deemed unreliable, and FDA or comparable foreign regulatory authorities may require them to repeat clinical trials and/or to perform additional nonclinical and preclinical studies and/or clinical trials before approving any marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that we or any of the Pharmaceutical Companies’ or Rafael Medical Devices’ nonclinical and preclinical studies and/or clinical trials comply with the cGLP or cGCP regulations. In addition, such clinical trials must be conducted with pharmaceutical product or a medical device produced under applicable cGMP and QMSR regulations and will require a large number of test patients. We, the Pharmaceutical Companies’ or Rafael Medical Devices’ failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require them to repeat clinical trials and/or to perform additional clinical studies, which would delay the regulatory approval process. Moreover, their and our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our, the Pharmaceutical Companies’ or Rafael Medical Devices’ nonclinical and preclinical studies and clinical trials will not be their employees and, except for remedies available to them under their agreements with such third parties, we or the Portfolio Companies cannot control whether or not any third-party personnel will devote sufficient time and resources to our or the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates. These third parties may also have relationships with other commercial entities, including competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the nonclinical and preclinical and/or clinical data they obtain is compromised due to the failure to adhere to nonclinical and preclinical or clinical protocols or regulatory requirements or for other reasons, our, the Pharmaceutical Companies’ and Rafael Medical Devices’ nonclinical and preclinical studies and clinical trials may be extended, delayed or terminated, and they may not be able to complete development of, obtain regulatory approval of, or successfully commercialize their product candidates or device candidates. As a result, their and our financial results and commercial prospects would be adversely affected, their and our costs could increase, and their and our ability to generate revenue could be materially and adversely affected.

We and the Portfolio Companies currently rely and expect to rely in the future on the use of manufacturing suites in third-party facilities or on third parties to manufacture, label, and package our and the Portfolio Companies’ product candidates and device candidates, and they may rely on third parties to produce and process their products, if approved. Our and the Portfolio Companies’ business could be adversely affected if we and they are unable to use third-party manufacturing suites or if the third-party manufacturers fail to provide them with sufficient quantities of our product candidates or device candidates or fail to do so in a cGMP-compliant manner, at acceptable quality levels or at acceptable prices.

We and the Portfolio Companies do not currently own any facility that may be used as a clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture, label, and package our and the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates. We and the Portfolio Companies have not yet caused their product candidates or device candidates to be manufactured, labeled, or packaged on a commercial scale and may not be able to do so. We expect that we and the Portfolio Companies will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of their product candidates and device candidates, and they may not be able to do so on favorable terms, if at all.

The facilities used by contract manufacturers to manufacture, label, and package product candidates or approved products must also be approved by FDA or other comparable foreign regulatory authorities following inspections for any such approved products that generally will be conducted after we, the Pharmaceutical Companies or Rafael Medical Devices submit an application to FDA or other comparable foreign regulatory authorities. Such inspections also could occur, for other products being manufactured by contract manufacturers, before we, the Pharmaceutical Companies or Rafael Medical Devices submit an application to FDA or other comparable foreign regulatory authorities, and any adverse regulatory findings from such inspections could adversely impact a contract manufacturer’s ability to be a contract manufacturer for us or the Portfolio Companies. We or the Portfolio Companies may not directly control the manufacturing, labeling, and packaging processes of, and may be completely dependent on, contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of FDA or other regulatory authorities for the manufacture of product candidates and device candidates and of any products that receive regulatory approval or clearance. Beyond periodic audits, we and the Portfolio Companies have no direct control over the ability of their contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. Nevertheless, we and the Portfolio Companies are responsible for ensuring that all manufacturing is conducted in accordance with the applicable cGMP or QMSR and other legal and regulatory requirements and scientific standards, and our and the Portfolio Companies’ reliance on third parties does not relieve them of their regulatory responsibilities. If FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture, labeling, and packaging of any approved or cleared products or if they withdraw any approval in the future, we or the Portfolio Companies may need to find alternative manufacturing facilities, which would require the incurrence of significant additional time and costs and materially adversely affect the ability to develop, obtain regulatory approval or clearance for or market any product candidates or device candidates, if approved or cleared. Similarly, if any third-party manufacturers on which we, the Pharmaceutical Companies or Rafael Medical Devices rely fail to manufacture, label, and package quantities of their product candidates or device candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows them to achieve profitability, their and our business, financial condition, and prospects could be materially and adversely affected.

The anticipated reliance on a limited number of third-party manufacturers exposes the Portfolio Companies and us to a number of risks, including the following:

●	we, the Pharmaceutical Companies and Rafael Medical Devices may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and FDA must inspect any manufacturers for applicable cGMP and QMSR compliance as part of our, the Pharmaceutical Companies’ and Rafael Medical Devices’ marketing applications;

●	a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our or the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates;

●	third-party manufacturers might be unable to timely manufacture, label, and package our or the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates or produce the quantity and quality required to meet their clinical and commercial needs, if any;

●	contract manufacturers may not be able to execute the Pharmaceutical Companies’ and Rafael Medical Devices’ manufacturing procedures and other logistical support requirements appropriately;

●	future contract manufacturers may not perform as agreed, may not devote sufficient resources to our or the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates, or may not remain in the contract manufacturing business for the time required to supply clinical trials or to successfully produce, store, and distribute approved or cleared products, if any;

●	manufacturers, labelers, and packagers are subject to ongoing periodic unannounced inspection by FDA and corresponding state agencies and foreign regulatory authorities to ensure strict compliance with cGMP and QMSR and other government regulations and corresponding foreign standards, and we and the Portfolio Companies have no direct control over third-party manufacturers’ compliance with these regulations and standards, although our and the Portfolio Companies’ reliance on third parties does not relieve us or them of our or their regulatory responsibilities;

●	we or the Portfolio Companies may not own, or may have to share, the intellectual property rights to any improvements made by any third-party manufacturers in the manufacturing process for our or the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates;

●	third-party manufacturers could breach or terminate their agreements with us, the Pharmaceutical Companies or Rafael Medical Devices;

●	raw materials and components used in the manufacturing process, particularly those for which we or the Portfolio Companies have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;

●	contract manufacturers and critical reagent suppliers may be subject to public health emergencies, inclement weather, as well as natural or man-made disasters; and

●	contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we, the Pharmaceutical Companies and Rafael Medical Devices will have no direct control over contract manufacturers’ ability to maintain adequate quality control, quality assurance, and qualified personnel, although our, the Pharmaceutical Companies’ and Rafael Medical Devices’ reliance on third parties does not relieve us or them of our or their regulatory responsibilities.

Our and the Portfolio Companies’ business could be materially adversely affected by business disruptions caused by third-party providers that could materially adversely affect their and our potential future revenue and financial condition and increase their and our costs and expenses. Each of these risks could delay or prevent the completion of our or the Pharmaceutical Companies’ and Rafael Medical Devices’ clinical trials or the approval of any of our, the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates by FDA or comparable foreign regulatory authorities, result in higher costs, or adversely impact commercialization of any product candidates in the event that they were to receive regulatory approval, marketing authorization or clearance.

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

Further, collaborations involving our and the Portfolio Companies’ product candidates and device candidates are subject to numerous risks, which may include the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;

●	collaborators may not pursue development and commercialization of our and the Portfolio Companies’ product candidates or device candidates or may elect not to continue or renew development or commercialization of their product candidates or device candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate or device candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate or device candidate for clinical testing;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our or the Pharmaceutical Companies’ product candidates and Rafael Medical Devices’ device candidates;

●	a collaborator with marketing and distribution rights to one or more product candidates or device candidates may not commit sufficient resources to their marketing and distribution in the event that they were to receive regulatory approval or clearance;

●	collaborators may not properly maintain or defend our or the Portfolio Companies’ intellectual property rights or may use our or their intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our or their intellectual property or proprietary information or expose us or them to potential liability;

●	disputes may arise between us and/or the Portfolio Companies and a collaborator that cause the delay or termination of the research, development or commercialization of a product candidate or device candidate, or that result in costly litigation or arbitration that diverts management attention and resources;

●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates or device candidates; and

●	collaborators may own or co-own intellectual property covering our or the Portfolio Companies’ products that results from our or their collaborating with them, and in such cases, we and they would not have the exclusive right to commercialize such intellectual property.

As a result, if we or the Portfolio Companies enter into future collaboration agreements and strategic partnerships or out-license our or the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our or their existing operations and company culture, which could delay our or their timelines or otherwise adversely affect our or their business. We and the Portfolio Companies also cannot be certain that, following a strategic transaction or license, we or they will achieve the revenue or specific net income that justifies such transaction. Furthermore, if conflicts arise between our or their future corporate or academic collaborators or strategic partners and us or them, the other party may act in a manner adverse to us or them and could limit our or their ability to implement our or their strategies. Any delays in entering into future collaborations or strategic partnership agreements related to our or their product candidates or device candidates could delay the development and commercialization of our or their product candidates and device candidates in certain geographies for certain indications, which would harm our and their business prospects, financial condition and results of operations.

Our, the Pharmaceutical Companies’ and Rafael Medical Devices’ relationships with customers, physicians and third-party payors may be subject, directly or indirectly, to federal, state, and foreign healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we, the Pharmaceutical Companies or Rafael Medical Devices or their respective employees, collaborators, independent contractors, consultants, commercial partners, or vendors violate these laws, we and they could face substantial penalties.

Our, the Pharmaceutical Companies’ and Rafael Medical Devices’ relationships with customers, physicians, and third-party payors may be subject, directly or indirectly, to federal, state, and foreign healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. These laws may impact, among other things, their clinical research program, as well as their proposed and future sales, marketing, and education programs. In particular, the promotion, sales, and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. The Portfolio Companies may also be subject to federal, state, and foreign laws governing the privacy and security of identifiable patient information. The U.S. healthcare laws and regulations that may affect their ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully, offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that may be alleged to be intended to induce prescribing, purchases or recommendations, include any payments of more than fair market value, and may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;

●	federal civil and criminal false claims laws, including the federal civil False Claims Act, civil monetary penalty laws, and comparable foreign laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal government programs that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, including federal healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act and the civil monetary penalties statute;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, and their respective business associates that perform services for them that involve the use or disclosure of individually identifiable protected health information, as well as their covered subcontractors, including breach notification regulations;

●	regulations adopted by the Securities and Exchange Commission, or SEC, effective December 18, 2023, that require greater disclosure regarding cybersecurity risk management, strategy and governance, as well as disclosure of material cybersecurity incidents, which may require reporting of a cybersecurity incident before its impact has been fully assessed or the underlying issue has been remediated, which could divert management’s attention from incident response and could potentially reveal system vulnerabilities to threat actors, and for which failure to timely report such incidents under these or other similar rules could also result in monetary fines, sanctions or other forms of liability;

●	analogous state data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, medical and financial information, and other information, including data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information, as well as state laws such as the California Consumer Privacy Act or CCPA, which, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals numerous rights relating to their personal information that may affect companies’ ability to use personal information or share it with business partners, and which has been expanded by comprehensive new regulations approved by the California Office of Administrative Law that became effective on January 1, 2026, and the California Privacy Rights Act, or CPRA, which expands the scope of the CCPA, imposes new restrictions on behavioral advertising, and establishes a new California Privacy Protection Agency that enforces the law and has been actively issuing implementing regulations, after the CPRA became “operative” on January 1, 2023, with a 12-month “lookback provision” applicable to personal data collected on or after January 1, 2022, and the various state laws and regulations may be more restrictive than and not preempted by United States federal laws;

●	analogous foreign data protection laws, including among others the EU General Data Protection Regulation, or the GDPR, and EU member states’ implementing legislation, which imposes data protection requirements that include strict obligations and restrictions on the ability to collect, analyze, and transfer EU personal data, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total worldwide annual turnover of the preceding financial year), as further updated by the GDPR procedural regulation, which entered into force on January 1, 2026, and which will apply to new cross-border cases as of April 2, 2027, which primarily affects how supervisory authorities process data protection-related complaints and cooperate with one another and is expected to result in stricter and more structured enforcement timelines and greater efficiencies and harmonization in cross-border regulatory investigations, with legal requirements in foreign countries relating to the collection, storage, processing, and transfer of personal data continuing to evolve and varying widely across jurisdictions; and

●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, such reporting obligations include payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse-midwives.

We and the Portfolio Companies may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and vary significantly from the federal laws. For example, they may be subject to the following: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s and medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug and device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring the registration of pharmaceutical and device sales and medical representatives; and state and foreign laws, such as the GDPR governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Additionally, they may be subject to federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers. In addition, our operations in foreign countries are subject to the extraterritorial application of the United States Foreign Corrupt Practices Act, or FCPA. Our global operations are also subject to foreign anti-corruption laws, such as the United Kingdom Bribery Act, among others. As part of our global compliance program, we seek to address anti-corruption risks proactively.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of the Portfolio Companies’ business activities, or their arrangements with physicians, could be subject to challenge under one or more of such laws. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we and the Portfolio Companies take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us or them from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our and their business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our or their business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If we, the Pharmaceutical Companies or Rafael Medical Devices or their respective employees, collaborators, independent contractors, consultants, commercial partners, and vendors violate these laws, they and we may be subject to investigations, enforcement actions and/or significant penalties, including the imposition of significant civil, criminal, and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid, Tricare, Veterans Affairs Health Programs, and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if they or we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our, the Pharmaceutical Companies’ and Rafael Medical Devices’ operations, any of which could adversely affect their ability to operate their business and their and our results of operations. In addition, the approval or clearance, if any, and commercialization of any of our or the Pharmaceutical Companies’ product candidates or Rafael Medical Devices’ device candidates outside the United States will also likely subject them and us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Risks Related to our Commercial Real Estate Business

We may be unable to renew leases or relet space as leases expire.

If tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of a renewal or new lease, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow could be adversely affected.

We face competition for tenants.

The leasing of real estate is highly competitive. The principal competitive factors are rent, location, services provided and the nature and condition of the property to be leased. We directly compete with all owners, developers and operators of similar space in the areas in which our properties are located. There are a number of competitive office properties in the area in which our property is located, which may be newer or better located than our property and could have a material adverse effect on our ability to lease office space at our property, and on the effective rents we are able to charge.

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

We and the Portfolio Companies may become involved in lawsuits to protect or enforce our or their patents or other intellectual property, which could be expensive, time-consuming, and unsuccessful.

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

These lawsuits and proceedings, regardless of merit, are time-consuming and expensive to initiate, maintain, defend or settle, and could divert the time and attention of managerial and technical personnel, which could materially adversely affect our business and that of the Portfolio Companies. Any such claim could also force us to do one or more of the following:

●	incur substantial monetary liability for infringement or other violations of intellectual property rights, which we may have to pay if a court decides that the product candidate, device candidate, service, or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we and the Portfolio Companies could be ordered to pay up to treble damages and the third party’s attorneys’ fees;

●	pay substantial damages to our customers or end users and those of the Portfolio Companies to discontinue use or replace infringing technology with non-infringing technology;

●	stop manufacturing, offering for sale, selling, using, importing, exporting or licensing the product or technology incorporating the allegedly infringing technology or stop incorporating the allegedly infringing technology into such product, service, or technology;

●	obtain from the owner of the infringed intellectual property right a license, which may require us and the Portfolio Companies to pay substantial upfront fees or royalties to sell or use the relevant technology and which may not be available on commercially reasonable terms, or at all;

●	redesign our product candidates, device candidates, services, and technology and those of the Portfolio Companies so they do not infringe or violate the third party’s intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, including potential expenditures and time associated with any regulatory proceedings that might be required to secure regulatory approval for any redesigned product candidates, device candidates, services or technology;

●	enter into cross-licenses with our competitors and those of the Portfolio Companies, which could weaken our overall intellectual property position;

●	lose the opportunity to license our technology and that of the Portfolio Companies to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;

●	find alternative suppliers for non-infringing products and technologies, which could be costly and create significant delay; or

●	relinquish rights associated with one or more of our patent claims or those of the Portfolio Companies, if those claims are held invalid or otherwise unenforceable.

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

As is the case with other biopharmaceutical companies, our success and that of the Portfolio Companies is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time consuming, and inherently uncertain. In addition, the United States has enacted and implemented wide-ranging patent reform legislation. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and their patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith Act was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switched the United States patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had conceived or reduced to practice the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-to-file provisions, became effective on March 16, 2013. It is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our and their patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

In the United States, a patent that covers an FDA-approved drug, biologic or medical device may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by FDA. Depending upon the timing, duration, and conditions of FDA regulatory approval of our and the Portfolio Companies product candidates and device candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to a maximum of five years beyond the normal expiration of the patent if the patent is eligible for such an extension under the Hatch-Waxman Act as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (and potentially additional indications approved during the period of extension) covered by the patent. This extension is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our or their assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request.

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

We and the Portfolio Companies have not yet registered trademarks for a commercial trade name for all of our product candidate(s) or device candidates, including in the United States or elsewhere. During trademark registration proceedings, our and their trademark application(s) may be rejected. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our and their trademarks, and our trademarks may not survive such proceedings. Moreover, any name we and they propose to use with our product candidate(s) or device candidate(s) in the United States must be approved by FDA, regardless of whether we have registered it, or applied to register it, as a trademark. FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If FDA objects to any of our or their proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to FDA.

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

To succeed, we must recruit, retain, manage, and motivate qualified clinical, scientific, technical, and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff, including the Cyclo management team, and our ability to advance the development, regulatory approval of our lead candidate, Trappsol® Cyclo™ may be materially and adversely affected if we lose them. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the biopharmaceutical field is intense and, as a result, we may be unable to attract and retain the qualified personnel necessary to support FDA’s review of our NDA for Trappsol® Cyclo™, and, in the event we obtain FDA approval for Trappsol® Cyclo™, its commercialization. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

As a public company, we are and will continue to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are required to disclose changes made in our internal controls over financial reporting on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

We cannot be certain that we will implement and maintain an effective system of internal controls over our financial reporting in future periods. Any failure to implement and maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the Securities and Exchange Commission and The New York Stock Exchange, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We have identified a material weakness in our internal control over financial reporting that has not been fully remediated. If we fail to remediate it, or if additional material weaknesses arise, we may be unable to report our financial results accurately or timely.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In the past, we have identified material weaknesses in our internal control over financial reporting that have since been remediated.

Following the Merger with Cyclo on March 25, 2025, we identified a material weakness in Cyclo’s internal control over financial reporting related to the completeness and accuracy of accruals and associated expenses, including clinical trial accruals. The weakness was due to inadequately designed controls around the month-end accrual identification, measurement, and recognition process. Because this material weakness had not been remediated as of July 31, 2026, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of that date.

We have begun implementing a remediation plan, which includes integrating Cyclo’s vendor and accounts payable and accrual processes into our existing control environment and developing Cyclo’s analytical review and clinical trial accrual estimation processes. However, we have not yet completed testing of the operating effectiveness of these new and enhanced controls over a sufficient period of time. We cannot assure you that our remediation efforts will be successful or timely, or that they will prevent future material weaknesses.

If we do not remediate the material weakness, or if additional material weaknesses are discovered or occur in the future, our consolidated financial statements may contain material misstatements, we could be required to restate our financial results, and we may fail to meet our SEC reporting obligations on a timely basis.

Conditions in Israel, including the October 7, 2023 attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may adversely affect our operations and financial condition, particularly given the impact of the war in Gaza, the June 2025 ‘12-Day War’ between Israel and Iran, the February 2026 US-Israel-Iran military escalation and ongoing regional warfare, and potential long-term impacts on Israel’s economy, technology sector, and foreign investment.

Political, economic and military conditions in and surrounding Israel, including the war in Gaza, the June 2025 ‘12-Day War’ between Israel and Iran, the February 2026 US-Israel-Iran military escalation, and related cross-border hostilities involving Hezbollah in Lebanon and Houthi militants in Yemen, may materially and adversely affect our business, operations and financial condition. A significant portion of our personnel and operations are located in Israel; accordingly, regional instability and escalation directly affect our people, facilities, vendors and service continuity (including potential airspace or infrastructure disruptions, cyberattacks, electricity or network interruptions, impaired logistics, or temporary office closures). Even though a cease fire has been reached in the conflict between Israel and groups in Gaza, that cease fire is fragile, subject to violations and may not hold or lead to a longer term arrangement. Israeli reserve-duty mobilizations may require some employees or contractors to serve for extended periods, which can delay product development, reduce support capacity and impact hiring and retention. Certain of our employees and consultants in Israel, in addition to employees of our service providers located in Israel, have been called for service in the Gaza war, and such persons may be absent for an extended period of time. As a result, operations of LipoMedix may be disrupted by such absences, which may materially and adversely affect its business and results of operations.

In February 2026, following the breakdown of diplomatic efforts and heightened regional tensions, the United States and Israel conducted a series of strikes targeting Iranian military infrastructure and strategic assets. In March 2026, Hezbollah resumed hostilities by launching projectiles into northern Israel, prompting Israeli airstrikes in Lebanon. In June 2026 Iran and Israel exchanged additional fire. Israel’s Home Front Command has from time to time imposed restrictions on civilian activity. There can be no assurance that any ceasefire will be sustained, and hostilities between the United States, Israel and Iran could resume or further escalate at any time.

How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran, Houthis or other countries or militant groups in the region may escalate in the future into a greater regional conflict.

The security situation can also impair domestic demand, international travel, partner engagement and supplier reliability, and may increase insurance costs or leave certain risks uninsurable. Broader macroeconomic effects, such as currency volatility, higher risk premia, capital-market dislocation, and sanctions or trade restrictions could further pressure our results. Although ceasefires have occurred, cross-border rocket, drone and missile activity has persisted intermittently, and future flare-ups or a wider regional conflict (including renewed hostilities with Iran or coordinated attacks by Iran-aligned groups) could occur without notice. Any of these developments, together or separately, could disrupt our operations, harm our ability to execute our strategy, increase costs, delay initiatives, or otherwise negatively affect our business, results of operations, cash flows and financial condition.

In addition, political instability and conflict in other countries in the Middle East continue to affect regional stability, including in Syria, where the Assad government fell in December 2024 and a transitional government has since taken power, and in Lebanon. Iran and various extremist groups in the region have engaged in, and continue to threaten, hostilities against Israel, which could escalate further and affect the Israeli economy in general and us in particular. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, harm our results of operations and make it harder for us to raise capital.

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

The relationships between Howard S. Jonas and other companies, including IDT Corporation and Genie Energy, could conflict with our stockholders’ interests.

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

Any additional product liability insurance coverage, inclusive of the product liability and building contents coverage held by Cyclo, we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain regulatory approval or clearance for any of the Portfolio Companies’ product candidates or device candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates or device candidates we develop. We may not carry adequate specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals and clearances, if any, could be suspended or withdrawn.

We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and, during certain periods we may utilize alternatives for such coverage, accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

We and the Portfolio Companies and our third-party providers and business partners face risks related to the protection of information that we maintain - or for which a third-party engaged to maintain information security on our behalf - including unauthorized access, acquisition, use, disclosure, or modification of such information. Cyberattacks are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect and respond to. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The techniques used in these attacks change frequently and may be difficult to detect for periods of time, and we may face difficulties in anticipating and implementing adequate preventative measures. A material cyberattack or security incident could cause interruptions in our or their operations and could result in a material disruption of our or their business operations, damage to our or their reputation, financial condition, results of operations, cash flows and prospects.

Furthermore, we, the Portfolio Companies and our third-party providers and business partners rely on electronic communications and information systems to conduct our operations. We and our third-party providers have been, and may continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate bank accounting information, passwords, or other personal information or to introduce viruses or other malware to our information systems. In October 2021, we experienced a cybersecurity incident where a related party’s email was hacked which led to unauthorized activity.

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

Howard S. Jonas, our Chairman of our Board of Directors, Chief Executive Officer and our Executive Chairman, controls a majority of the voting power of our capital stock. As of October 21, 2026, Mr. Jonas has voting power over 787,163 shares of our Class A common stock (which are convertible into shares of our Class B common stock on a 1-for-1 basis) and 14,031,495 shares of our Class B common stock, representing approximately 50% of the combined voting power of our outstanding capital stock. Mr. Jonas will be able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

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

We are considered a “smaller reporting company.” We are therefore entitled to rely on certain reduced disclosure requirements, such as reduced executive compensation disclosure. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

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

Investors may suffer dilution.

We may engage in equity financing to fund our future operations and growth or issue equity securities in commercial or other transactions. If we raise additional funds by issuing equity securities, or issue equity securities for other purposes, stockholders may experience significant dilution of their ownership interest (both with respect to the percentage of total securities held, and with respect to the book value of their securities) and such securities may have rights senior to those of the holders of our common stock. In addition, if we do not provide our Portfolio Companies with the capital they require, they may seek capital from other sources, which would result in dilution and possible subordination or other diminution in value of our interests in those companies.

If we fail to meet the continued listing standards of the New York Stock Exchange, our Class B common stock could be delisted.

The NYSE requires, among other things, that a listed company’s average closing price be at least $1.00 over a consecutive 30-trading-day period and that it maintain minimum average market capitalization and stockholders’ equity levels. Following the announcement of the Phase 3 topline results, the market price of our Class B common stock declined. If we fail to satisfy the NYSE’s continued listing standards, the NYSE could delist our Class B common stock. Delisting would reduce the liquidity and market price of our Class B common stock and impair our ability to raise capital.

The trading price of the shares of our Class B common stock is likely to remain volatile, and purchasers of our Class B common stock could incur substantial losses.

Our stock price has been, and is likely to remain, volatile. The stock market in general and the market for the Portfolio Companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Class B common stock at or above the price paid for the shares. The market price for our Class B common stock may be influenced by many factors, including:

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

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. In September 2026, upon the announcement that the Phase 3 trial for Trappsol® Cyclo™ did not meet its primary endpoint, the market price for our Class B common stock dropped and we are aware that a certain law firm announced investigations. We may be the target of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity risk management and strategy

Our cybersecurity risk management is based on recognized cybersecurity industry frameworks and standards, including those of the National Institute of Standards and Technology, the Center for Internet Security Controls, and the International Organization for Standardization. We use these frameworks, together with information collected from internal assessments, to develop policies for the use of our information assets (for example, information resources such as mobile phones, computers and workstations), access to specific intellectual property or technologies, and protection of personal information. We protect these information assets through industry-standard techniques, such as multifactor authentication and malware defenses. We also work with internal stakeholders across the Company to integrate foundational cybersecurity principles throughout our organization’s operations, including the employment of multiple layers of cybersecurity defenses, restricted access based on business needs, and integrity of our business information. Throughout the year, we also regularly train our employees on cybersecurity awareness, confidential information protection and simulated phishing attacks.

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

Item 2. Properties

Our principal executive office is located at 520 Broad Street, Newark, New Jersey.

See Item 1 - “Real Estate” for a discussion of properties held by the Company for investment purposes for a detailed listing of such facilities.

Item 3. Legal Proceedings

Legal proceedings disclosure is presented in Note 18 to our Consolidated Financial Statements included in Item 8 to Part II of this Annual Report.

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

MARKET INFORMATION

Our Class B common stock trades on the New York Stock Exchange under the symbol “RFL.” Trading commenced on the NYSE American on March 27, 2018 and on the New York Stock Exchange on November 21, 2019.

On October 21, 2026, there were 282 holders of record of our Class B common stock and one holder of record of our Class A common stock. Howard S. Jonas has voting and dispositive power over all shares of Class A common stock. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 26, 2026, the last sales price reported on the NYSE for the Class B common stock was $1.18 per share.

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

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2026, and which is incorporated by reference herein.

Recent Sales of Unregistered Securities

None.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases, including statements regarding FDA’s review of our New Drug Application for Trappsol® Cyclo™ (remibetadex), including whether it will be filed, granted priority review, be approved, or be eligible for or receive a rare pediatric disease priority review voucher. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report.

Overview

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a biotechnology company that develops pharmaceuticals and holds interests in clinical and early-stage companies that develop pharmaceuticals and medical devices. Our lead candidate is Trappsol® Cyclo™ (remibetadex), an investigational therapy for the potential treatment of Niemann-Pick Disease Type C (“NPC”), a rare, fatal and progressive genetic disorder. We have completed the pivotal Phase 3 clinical trial of Trappsol® Cyclo™ and on October 28, 2026 submitted a New Drug Application to the U.S. Food and Drug Administration. We also hold: (i) a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company; (ii) Barer Institute Inc. (“Barer”), a wholly-owned subsidiary holding equity interests in early stage cancer assets; (iii) a majority equity, and debt, interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company; (iv) a majority equity interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries; and (v) a majority equity interest in Day Three Labs, Inc. (“Day Three”), which empowers third-party manufacturers to bring to market better, cleaner, more precise and predictable versions of their product by utilizing Day Three’s technology and which holds equity and debt interests in two industry related companies. Our primary focus is to obtain FDA approval of Trappsol® Cyclo™, for which we submitted a New Drug Application on October 28, 2026 following the recent completion of Cyclo’s pivotal Phase 3 clinical trial, and, if approved, to bring that product to market. We also evaluate opportunities to expand our investment portfolio through strategic investments, including in therapeutics, that address high unmet medical needs. We continuously evaluate our other holdings to ensure the future focus of our resources is on core assets and specifically the Trappsol® Cyclo™ clinical development and commercialization efforts.

Historically, we owned real estate assets. As of July 31, 2026, we hold a portion of a commercial building in Jerusalem, Israel as our sole remaining real estate asset.

On March 25, 2025, we consummated the Merger (as defined below) with Cyclo whereby Cyclo became a wholly-owned subsidiary. In May 2023, we first invested in Cyclo, a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl-β-cyclodextrin, IV), a treatment for NPC. NPC is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017, FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017 and, in May 2020, Cyclo announced Top Line data indicating Trappsol® Cyclo™ was well tolerated in this study. Cyclo has completed its pivotal Phase 3 Clinical Trial evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C and announced topline data from the study on September 30, 2026. The study did not meet its primary endpoint in the overall population; a prespecified analysis in patients receiving background miglustat and/or leucine therapy demonstrated a statistically significant treatment benefit. On October 28, 2026, Cyclo submitted a New Drug Application (“NDA”) to FDA seeking approval of Trappsol® Cyclo™ for the treatment of the neurovisceral manifestations of NPC in adult and pediatric patients from birth. Within 60 days of receipt, the FDA will determine whether the application is complete and acceptable for filing and, if accepted, whether Priority Review will be granted. If the application is accepted, the FDA will assign a Prescription Drug User Fee Act (PDUFA) target action date. The NDA includes a request for a rare pediatric disease priority review voucher. The United States Adopted Names (“USAN”) Council has assigned the nonproprietary name “remibetadex” to Trappsol® Cyclo™. In addition, on April 16, 2026, Cyclo entered into an exclusive, worldwide, royalty-bearing Patent License Agreement with the Massachusetts Institute of Technology (“MIT”) for certain patent rights relating to small molecules to improve myelination in Alzheimer’s disease and APOE4 carriers, under which Cyclo may develop and commercialize products containing hydroxypropyl-β-cyclodextrin for Alzheimer’s disease.

LipoMedix is a clinical stage Israeli company based in Israel that is focused on the development of a product candidate, Promitil, that holds the potential to be a therapy for cancer based on liposome delivery. As of July 31, 2026, our ownership interest in LipoMedix was approximately 95%. As needed, we provide debt or equity funding to LipoMedix to support its development and clinical efforts. LipoMedix has recently initiated an IST (investigator sponsored study) specifically an open-label, Phase II Single-Arm Trial of PROMITIL Combined with Radiotherapy in patients with Cisplatin-Ineligible Head and Neck Cancer.  LipoMedix is also currently exploring strategic options for its lead candidate, including potential licensing opportunities, collaborations with industry partners, and investigator-initiated studies.

In 2019, we established Barer, originally as a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds designed to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer was comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s majority owned subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Dr. Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, we resolved to curtail its early-stage development efforts, including pre-clinical research at Barer and have, since that date, ceased almost all of such activity. Since then, we have sought partners for Farber programs and have entered into a license agreement for one of its technologies that is in the pre-clinical research stage with the Ludwig Institute of Cancer Research and have transferred majority ownership of another one of its technologies, SHMT, to a new company, Forme Therapeutics, that is being managed by Dr. Joshua Rabinowitz with the goal of developing SHMT while seeking out external investment and partnerships. Going forward, we expect that Barer will primarily operate as an entity holding interest in these two cancer-focused opportunities.

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

In May 2021, we formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, Rafael Medical Devices sold an aggregate 31.6% equity interest to third parties for $925,000. In February 2025, we invested approximately $582,000 in cash, and Rafael Medical Devices raised approximately $44,000 from third parties in exchange for Rafael Medical Devices’ Class A Units. In July 2026, we converted the balance of an intercompany promissory note plus accrued interest, totaling $2,087,086, in exchange for Rafael Medical Devices’ Class A Units. As a result, we currently hold an 83% equity interest in Rafael Medical Devices. On December 11, 2024, Rafael Medical Devices received a substantial equivalence determination for the VECTR System from the Food and Drug Administration (“FDA”) in response to Rafael Medical Devices’ 510(k) premarket notification. FDA’s clearance of the VECTR System is for use in minimally invasive ligament or fascia release surgeries, such as carpal tunnel release in the wrist and cubital tunnel release in the elbow. The VECTR System has been classified into Class II and is subject to special controls (performance standards). Rafael Medical Devices’ development of future products will depend upon the success of the VECTR System and our Company’s ability to identify attractive investment and development opportunities.

In January 2024, we entered into a series of transactions with Day Three and certain of its shareholders, acquiring a controlling interest in Day Three and subsequently consolidating Day Three’s results (the “Day Three Acquisition”). On March 14, 2025, Day Three Labs Manufacturing (“DTLM”), a majority-owned subsidiary of Day Three, entered into an Asset Purchase Agreement and Licensing Agreement, pursuant to which DTLM sold assets and licensed certain applications of their Unlokt™ technology used in their cannabinoid ingredient manufacturing business in exchange for equity and debt interests in these companies.

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

Healthcare segment

Results of operations for our Healthcare segment were as follows:

	Year Ended July 31,		Change
	2026	2025	$	%
	(in thousands)
Product revenue	$519	$515	$4	0%
Cost of product revenue	(42)	(28)	(14)	50%
General and administrative	(9,405)	(13,165)	3,760	(29)%
Research and development	(24,322)	(12,568)	(11,754)	94%
Depreciation and amortization	(131)	(48)	(83)	173%
Loss from operations	$(33,381)	$(25,294)	$(8,087)	32%

The Healthcare segment is comprised of the activities of Cyclo, Rafael Medical Devices, Barer, LipoMedix, Farber, and Cornerstone. As of July 31, 2026, we held a 100% interest in Barer and Cyclo, a 95% interest in LipoMedix, a 93% interest in Farber, a 67% interest in Cornerstone and an 83% interest in Rafael Medical Devices.

Product revenue. Total revenue for the Healthcare segment for the year ended July 31, 2026, was approximately $519 thousand compared to $515 thousand for the year ended July 31, 2025. Product revenue is generated by Cyclo’s specialty chemicals business and VECTR System devices sold by Rafael Medical Devices.

Cost of product revenue. Cost of product revenue for the Healthcare segment for the year ended July 31, 2026, was $42 thousand compared to $28 thousand for the year ended July 31, 2025.

General and administrative expenses. General and administrative expenses consist mainly of payroll, stock-based compensation expense, benefits, facilities, consulting and professional fees. The decrease of $3.8 million in general and administrative expenses for the year ended July 31, 2026 compared to the year ended July 31, 2025 is primarily attributable to decreases: in professional fees of $1.3 million, primarily due to merger-related costs in the prior year; in payroll expense of $0.6 million; in stock based compensation expense of $1.2 million; in other expenses of $0.6 million; and in Cyclo’s general and administrative expenses of $0.1 million.

Research and development expenses. Research and development expenses are derived from activity at Cyclo, Barer, LipoMedix, Farber, Cornerstone and Rafael Medical Devices. Research and development expenses increased by $11.8 million for the year ended July 31, 2026 compared to the year ended July 31, 2025. For the year ended July 31, 2026, the increase was attributable to the increase in Cyclo’s research and development expenses which amounted to $13.4 million in fiscal 2026, as well as an increase in R&D stock-based compensation expense of $0.4 million, offset by decreases: in R&D payroll of $1.5 million; and in clinical trial and other expenses of $0.6 million.

Infusion Technology segment

Results of operations for our Infusion Technology segment were as follows:

	Year Ended July 31,		Change
	2026	2025	$	%
	(in thousands)
Infusion Technology revenue	$—	$93	$(93)	(100)%
Cost of Infusion Technology revenue	—	(106)	106	(100)%
Loss on impairment of goodwill	—	(3,050)	3,050	(100)%
General and administrative	(43)	(320)	277	(87)%
Research and development	(11)	(255)	244	(96)%
Depreciation and amortization	—	(177)	177	(100)%
Loss from operations	$(54)	$(3,815)	$3,761	(99)%

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

On March 14, 2025, Day Three Labs Manufacturing entered into the DTLM Sale Agreement, pursuant to which it sold assets and licensed certain applications of their Unlokt™ technology used in Infusion Technology services, causing an overall reduction in revenues and operating expenses during the year ended July 31, 2026 compared to the prior year period.

Real Estate segment

The Real Estate segment consists of a portion of a commercial building in Israel. Consolidated revenue, expenses and loss for our Real Estate segment were as follows:

	Year Ended July 31,		Change
	2026	2025	$	%
	(in thousands)
Rental – Third Party	$236	$197	$39	20%
Rental – Related Party	119	112	7	6%
General and administrative	(256)	(296)	40	(14)%
Depreciation and amortization	(73)	(63)	(10)	16%
Income (loss) from operations	$26	$(50)	$76	(152)%

General and administrative expenses. General and administrative expenses consist mainly of real estate taxes, payroll, accounting and legal fees, as well as building operating and office expenses.

Consolidated Operations

Our consolidated income and expense line items below loss from operations were as follows:

	Year Ended July 31,		Change
	2026	2025	$	%
	(in thousands)
Loss from operations	$(33,409)	$(29,159)	$(4,250)	15%
Interest income	1,236	1,996	(760)	(38)%
Realized gain on available-for-sale securities	-	178	(178)	(100)%
Unrealized loss on investment - Cyclo	-	(5,144)	5,144	(100)%
Unrealized loss on convertible notes receivable, due from Cyclo	-	(719)	719	(100)%
Interest expense	(333)	(658)	325	(49)%
Gain on settlement of accounts payable and convertible notes payable	4,422	-	4,422	100%
Other income, net	117	310	(193)	(62)%
Loss before income taxes	(27,967)	(33,196)	5,229	(16)%
Benefit from income taxes	13	2,553	(2,540)	(99)%
Consolidated net loss	(27,954)	(30,643)	2,689	(9)%
Net income (loss) attributable to noncontrolling interests	1,681	(123)	1,804	1467%
Net loss attributable to Rafael Holdings, Inc.	$(29,635)	$(30,520)	$885	(3)%

Interest income. We recorded interest income of $1.2 million and $2.0 million for the years ended July 31, 2026 and 2025, respectively. In November 2024, we sold our investments in available-for-sale securities and cash equivalents to reallocate assets to better align with our strategic goals. Accordingly, interest income has decreased due to a lower interest rate and decreased cash and other interest income earning balances.

Realized gain on available-for-sale securities. We recognized a realized gain on available-for-sale securities of $0.2 million for the year ended July 31, 2025. No such realized gains were recognized during the year ended July 31, 2026 as the available-for-sale portfolio was sold in November 2024.

Unrealized loss on investment - Cyclo. Unrealized gains and losses on investment - Cyclo were recognized as a result of changes in the fair value of our investments in Cyclo common stock and warrants which fluctuated due to the volatility of the market price of Cyclo common stock leading up to the Cyclo Merger during the year ended July 31, 2025.

Unrealized loss on convertible notes receivable, due from Cyclo. We recorded an unrealized loss of $0.7 million for the year ended July 31, 2025, related to the change in fair value of our convertible notes receivable due from Cyclo, which were forgiven as part of the Cyclo merger.

Interest expense. We recorded interest expense of $0.3 million and $0.7 million related to Cornerstone’s convertible notes and creditor payable for the years ended July 31, 2026 and 2025, respectively. The decrease during these periods is primarily attributable to the settlement of the creditor payable and certain convertible notes during the year ended July 31, 2026.

Gain on settlement of accounts payable and convertible notes payable. We recorded a gain of $4.4 million for the year ended July 31, 2026, related to settlements between Cornerstone and various vendors and convertible notes holders.

Other income, net. Other income, net was $0.1 million for the year ended July 31, 2026 due to a gain on the sale of certain equipment held by Cornerstone. Other income, net was $0.3 million for the year ended July 31, 2025, due to the gain on sale of certain Cornerstone IPR&D.

Benefit from income taxes. We recorded a net benefit from income taxes of an insignificant amount for the year ended July 31,  2026. For the year ended July 31, 2025, we recorded an income tax benefit of $2.6 million, primarily related to the sale of state net operating losses.

Net income (loss) attributable to noncontrolling interests. The change in the net income (loss) attributable to noncontrolling interests is primarily attributed to net income at Cornerstone during the year ended July 31, 2026, driven by gains on the settlement of accounts payable and convertible notes payable.

Liquidity and Capital Resources

	As of July 31,		Change
	2026	2025	$	%
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$22,074	$52,769	(30,695)	(58)%
Convertible notes receivable classified as available-for-sale	2,044	1,858	186	10%
Working capital	14,830	45,114	(30,284)	(67)%
Total assets	83,055	114,109	(31,054)	(27)%
Total equity attributable to Rafael Holdings, Inc.	66,309	94,391	(28,082)	(30)%
Noncontrolling interests	5,661	3,980	1,681	42%
Total equity	71,970	98,371	(26,401)	(27)%

	Year Ended July 31,		Change
	2026	2025	$	%
Cash flows (used in) provided by:	(in thousands)
Operating activities	$(29,987)	$(18,924)	$(11,063)	58%
Investing activities	(676)	44,035	(44,711)	(102)%
Financing activities	(116)	24,830	(24,946)	(100)%
Effect of exchange rates on cash and cash equivalents	84	153	(69)	(45)%
(Decrease) increase in cash and cash equivalents	$(30,695)	$50,094	$(80,789)	(161)%

Capital Resources

As of July 31, 2026, we had a working capital surplus of approximately $14.8 million, an accumulated deficit of approximately $261.9 million and cash and cash equivalents of approximately $22.1 million. Throughout our history as an independent company, we have incurred recurring losses from operations and, for the years ended July 31, 2026 and 2025, had consolidated net losses of approximately $28.0 million and $30.6 million, respectively, and net cash used in operating activities of approximately $30.0 million and $18.9 million, respectively. We expect to incur significant expenses in connection with our ongoing activities to support FDA’s review of our NDA for Trappsol® Cyclo™, submitted on October 28, 2026, and, if approved, to commercialize Trappsol® Cyclo™. As a result, management has concluded that substantial doubt exists regarding our ability to continue as a going concern for at least 12 months from the date of issuance of the accompanying consolidated financial statements.

Our ability to continue operations depends on our ability to raise additional capital through equity financings, debt financings, strategic collaborations, or other sources. While we are actively pursuing additional financing, there can be no assurance that such funding will be available on acceptable terms, or at all. If we are unable to obtain sufficient capital, we may be required to delay, reduce, or discontinue our clinical development programs or other operations, which could materially adversely affect our business.

Operating Activities

For the year ended July 31, 2026, cash used in operating activities was $30.0 million due to our net loss of $28.0 million adjusted for non-cash items totaling $3.0 million. Cash generated from changes in operating assets and liabilities primarily included the collection of other receivables of $1.2 million and an increase in accounts payable and accrued expenses of $0.3 million offset by an increase in prepaid expenses and other current assets of $0.3 million and a decrease in accrued expenses, noncurrent of $0.4 million.

For the year ended July 31, 2025, cash used in operating activities was $18.9 million, due to our net loss of $30.6 million adjusted for non-cash items totaling $10.9 million. Cash generated from changes in operating assets and liabilities included the collection of interest receivables of $0.5 million and a decrease in prepaid expenses and prepaid clinical costs of $0.9 million.

Investing Activities

Cash used in investing activities for the year ended July 31, 2026 of $0.7 million was primarily due to the purchase of preferred shares and warrants from Nina Medical Ltd. for $0.8 million, offset by proceeds of $0.1 million from the sale of property and equipment.

Cash provided by investing activities for the year ended July 31, 2025 was primarily due to proceeds of $80.7 million from sales and maturities of available-for-sale securities and $2.5 million in proceeds from hedge funds, offset by purchases of available-for-sale securities of approximately $17.0 million, purchases of $19.5 million in convertible notes receivable, due from Cyclo, and net cash used in the Cyclo Merger of $2.7 million.

Financing Activities

Cash used in financing activities for the year ended July 31, 2026 was related to payment for taxes related to shares withheld for employee taxes of $0.1 million and cash paid to settle convertible notes payable of an insignificant amount.

Cash provided by financing activities for the year ended July 31, 2025 was primarily related to net proceeds from the issuance of common stock in the Rights Offering of $25 million offset by a payment related to shares withheld for employee taxes of $0.2 million.

We do not anticipate paying dividends on our common stock unless and until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

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

Business Combinations

The purchase price for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of identifiable intangible assets, in-process research and development (“IPR&D”) and customer relationships, is based on detailed valuations that use information and assumptions provided by management, including expected future cash flows. We allocate any excess purchase price over the fair value of the identifiable net assets and liabilities acquired to goodwill. Acquired IPR&D pursuant to an asset acquisition that has no alternative future use is expensed immediately as a component of in-process research and development expense in the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, we assess the recoverability of long-lived assets, which include property and equipment, amortizable intangible assets, and patents, whenever significant events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset group are compared to its carrying amount to determine whether the asset group’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results.

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

Impairment of IPR&D

We evaluate our IPR&D assets for impairment annually and whenever significant events or changes in circumstances indicate that the carrying amount of such assets may be impaired. In performing our annual IPR&D impairment test, we are permitted to first assess the qualitative factors to determine whether it is more likely than not that the fair value of an IPR&D asset is less than its carrying amount. As part of the qualitative assessment, we consider the results of clinical trials, among other factors, in evaluating whether an IPR&D asset is impaired.

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

See Note 13 to our Consolidated Financial Statements for further information.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

FOREIGN CURRENCY RISK

Revenue from tenants located in Israel represented 41% and 34% of our consolidated revenues for the fiscal years ended July 31, 2026 and 2025, respectively. The entirety of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of July 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company did not maintain effective disclosure controls and procedures because of the material weakness in internal control over financial reporting described below.

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

During the year ended July 31, 2025, management identified a material weakness in internal control over financial reporting related to the completeness and accuracy of accruals and associated expenses at Cyclo, a wholly-owned subsidiary. Specifically, controls were not appropriately designed or operating effectively to ensure accruals and related expenses were recorded completely and accurately, due to inadequately designed controls surrounding the month-end accrual identification, measurement, and recognition process, including controls related to clinical trials. The material weakness resulted in immaterial misstatements, which were corrected in the Company’s consolidated financial statements during the year ended July 31, 2025.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2026 utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because the material weakness identified during the year ended July 31, 2025 had not been remediated as of July 31, 2026, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2026.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified above, the Company developed a plan, which will be updated as deemed necessary, to remediate the material weakness at Cyclo, including enhancing the design of and implementing additional process-level control activities and ensuring they are properly evidenced and operating effectively. Such design and implementation control activities include, but are not limited to:

●	Integration of Cyclo’s vendor and accounts payable management process into the Company’s existing control process;

●	Integration of Cyclo’s accrual process into the Company’s existing control process;

●	Development of Cyclo’s analytical review process;

●	Development of Cyclo’s clinical trial accrual estimation process.

Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. Management has not yet completed testing of the operating effectiveness of the new and enhanced controls over a sufficient period of time. The Company’s remediation efforts are underway; however, there is no assurance that the remediation efforts will be effective in the future or that additional material weaknesses will not develop or be identified.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2026, the Company continued to implement the remediation plan described above, including integrating Cyclo’s vendor and accounts payable management process and accrual process into the Company’s existing control process and developing Cyclo’s analytical review and clinical trial accrual estimation processes. These changes have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The material weakness had not been remediated as of July 31, 2026.

Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the three months ended July 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers as of October 29, 2026:

Executive Officers

Howard S. Jonas — Chief Executive Officer

David Polinsky — Chief Financial Officer

Joshua Fine — Chief Operating Officer

Directors

Howard S. Jonas—Chairman of the Board

Susan Y. Bernstein

Alan Grayson

Markus W. Sieger

Dr. Mark Stein

Dr. Michael J. Weiss

Non-Voting Ex-Officio Director

N. Scott Fine

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2026, and which is incorporated by reference herein.

Insider Trading Policies and Procedures

We have insider trading policies and procedures that govern the purchase, sale, and other dispositions of our securities by directors, officers, employees, and consultants, as well as our own. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. See “Index of Exhibits” within this Annual Report on Form 10-K for our Insider Trading Policy.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2026, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2026, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2026, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2026, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedules.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	Exhibits. The exhibits listed in paragraph (b) of this item are filed, furnished, or incorporated by reference as part of this Form 10-K.

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

(b)	Exhibits.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rafael Holdings, Inc.

3.2(2)	Fourth Amended and Restated By-Laws of Rafael Holdings, Inc.

4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(3)	2021 Equity Incentive Plan, as amended and restated

10.2(4)	Employment Agreement dated as of June 13, 2022, between the Company and Howard S. Jonas.

10.3(5)	Amended and Restated Executive Employment Agreement between Joshua Fine and Cyclo Therapeutics, Inc., dated as of January 30, 2025.

10.4(6)	Novation and Amendment to the Amended and Restated Executive Employment Agreement between Joshua Fine and Cyclo Therapeutics, Inc., dated August 6, 2025.

10.5(6)	General Release Agreement, dated August 4, 2025, between the Company and N. Scott Fine.

10.6(7)	Securities Purchase Agreement, dated August 19, 2021, by and among Rafael Holdings, Inc. and the Investors named therein.

10.7(7)	Securities Purchase Agreement, dated August 19, 2021, by and among Rafael Holdings, Inc. and I9 Plus, LLC.

10.8(7)	Registration Rights Agreement, dated August 19, 2021, by and among Rafael Holdings, Inc. and the Investors named therein.

19.01(8)	Insider Trading Policy

21.01*	Subsidiaries of the Registrant

23.1*	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97(9)	Compensation Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
(1)	Incorporated by reference to Form 10-12G/A, filed March 26, 2018.
(2)	Incorporated by reference to Form 8-K, filed July 18, 2025.
(3)	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement, filed with the Commission on November 18, 2025.
(4)	Incorporated by reference to Form 8-K, filed June 14, 2022.
(5)	Incorporated by reference to Exhibit to Amendment No. 4 to the Registration Statement on S-4 filed February 11, 2025.
(6)	Incorporated by reference to Form 8-K, filed August 7, 2025
(7)	Incorporated by reference to Form 8-K, filed August 24, 2021.
(8)	Incorporated by reference to Exhibit 19.01 to Form 10-K, filed October 29, 2025.
(9)	Incorporated by reference to Exhibit 97 to Form 10-K, filed October 29, 2025.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Rafael Holdings, Inc.

By:	/s/ Howard Jonas
Howard Jonas
Chief Executive Officer

Date: October 29, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard Jonas	Chief Executive Officer	October 29, 2026
Howard Jonas	(Principal Executive Officer and Chairman of the Board)

/s/ David Polinsky	Chief Financial Officer	October 29, 2026
David Polinsky	(Principal Financial Officer and Principal Accounting Officer)

/s/ Susan Y. Bernstein	Director	October 29, 2026
Susan Y. Bernstein

/s/ Alan Grayson	Director	October 29, 2026
Alan Grayson

/s/ Markus W. Sieger	Director	October 29, 2026
Markus W. Sieger

/s/ Dr. Mark Stein	Director	October 29, 2026
Dr. Mark Stein

/s/ Michael J. Weiss	Director	October 29, 2026
Dr. Michael J. Weiss

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rafael Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rafael Holdings, Inc. and Subsidiaries as of July 31, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Rafael Holdings, Inc. and Subsidiaries as of July 31, 2026 and 2025, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Rafael Holdings, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Rafael Holdings, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We have determined that there are no critical audit matters.

/s/ CohnReznick LLP

We have served as Rafael Holdings Inc.'s auditor since 2019.

Hartford, Connecticut

October 29, 2026

RAFAEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 31,
	2026	2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,074	$52,769
Prepaid clinical costs	1,839	1,045
Other receivables	—	1,206
Accounts receivable, net of allowance for credit losses of $245 at July 31, 2026 and July 31, 2025	444	627
Inventory	377	281
Prepaid expenses and other current assets	1,083	786
Total current assets	25,817	56,714

Property and equipment, net	1,503	1,596
Non-current prepaid clinical costs	457	1,399
Convertible notes receivable classified as available-for-sale	2,044	1,858
Goodwill	19,939	19,939
Intangible assets, net	863	994
In-process research and development	31,575	31,575
Investments	750	—
Other assets	107	34
TOTAL ASSETS	$83,055	$114,109

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$7,014	$6,893
Accrued expenses	2,943	3,304
Convertible notes payable	608	614
Due to related parties, net	355	723
Other current liabilities	67	66
Total current liabilities	10,987	11,600

Accrued expenses, noncurrent	—	3,895
Convertible notes payable, noncurrent	2	78
Deferred income tax liability	43	138
Other liabilities	53	27
TOTAL LIABILITIES	11,085	15,738

COMMITMENTS AND CONTINGENCIES

EQUITY
Class A common stock, $0.01 par value; 35,000,000 shares authorized, 787,163 shares issued and outstanding as of July 31, 2026 and July 31, 2025	8	8
Class B common stock, $0.01 par value; 200,000,000 shares authorized, 51,393,279 issued and outstanding (excluding treasury shares of 101,487) as of July 31, 2026, and 50,789,697 issued and outstanding (excluding treasury shares of 101,487) as of July 31, 2025	514	508
Additional paid-in capital	323,438	322,161
Accumulated deficit	(261,898)	(232,263)
Treasury stock, at cost; 101,487 Class B shares as of July 31, 2026 and July 31, 2025	(168)	(168)
Accumulated other comprehensive income related to unrealized income on available-for-sale securities	544	358
Accumulated other comprehensive income related to foreign currency translation adjustment	3,871	3,787
Total equity attributable to Rafael Holdings, Inc.	66,309	94,391
Noncontrolling interests	5,661	3,980
TOTAL EQUITY	71,970	98,371
TOTAL LIABILITIES AND EQUITY	$83,055	$114,109

See accompanying notes to the consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended July 31,
	2026	2025
REVENUE
Infusion Technology	$—	$93
Rental – Third Party	236	197
Rental – Related Party	119	112
Product revenue	519	515
Total revenue	874	917

COSTS AND EXPENSES
Cost of Infusion Technology revenue	—	106
Cost of product revenue	42	28
General and administrative	9,704	13,781
Research and development	24,333	12,823
Depreciation and amortization	204	288
Loss on impairment of goodwill	—	3,050
Loss from operations	(33,409)	(29,159)

Interest income	1,236	1,996
Realized gain on available-for-sale securities	—	178
Unrealized loss on investment - Cyclo	—	(5,144)
Unrealized loss on convertible notes receivable, due from Cyclo	—	(719)
Interest expense	(333)	(658)
Gain on settlement of accounts payable and convertible notes payable	4,422	—
Other income, net	117	310
Loss before income taxes	(27,967)	(33,196)
Benefit from income taxes	13	2,553
Consolidated net loss	(27,954)	(30,643)
Net income (loss) attributable to noncontrolling interests	1,681	(123)
Net loss attributable to Rafael Holdings, Inc.	$(29,635)	$(30,520)

OTHER COMPREHENSIVE LOSS
Consolidated net loss	$(27,954)	$(30,643)
Unrealized gain on available-for-sale securities	186	247
Foreign currency translation adjustment	84	96
Comprehensive loss	(27,684)	(30,300)
Comprehensive income (loss) attributable to noncontrolling interests	1,677	(128)
Comprehensive loss attributable to Rafael Holdings, Inc.	$(29,361)	$(30,172)

Loss per share attributable to common stockholders
Basic and diluted	$(0.58)	$(1.04)

Weighted average number of shares used in calculation of loss per share
Basic and diluted	51,393,118	29,422,221

See accompanying notes to the consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Year Ended July 31, 2026
	Common Stock,		Common Stock,		Additional		Accumulated other		Treasury Stock
	Class A		Class B		paid-	Accumulated	comprehensive	Noncontrolling	Class B		Total
	Shares	Amount	Shares	Amount	in capital	deficit	income	interests	Shares	Amount	Equity
Balance at July 31, 2025	787,163	$8	50,789,697	$508	$322,161	$(232,263)	$4,145	$3,980	101,487	$(168)	$98,371
Net (loss) income	—	—	—	—	—	(29,635)	—	1,681	—	—	(27,954)
Stock-based compensation	—	—	671,431	7	1,381	—	—	—	—	—	1,388
Shares withheld for payroll taxes	—	—	(67,849)	(1)	(104)	—	—	—	—	—	(105)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	186	—	—	—	186
Foreign currency translation adjustment	—	—	—	—	—	—	84	—	—	—	84
Balance at July 31, 2026	787,163	$8	51,393,279	$514	$323,438	$(261,898)	$4,415	$5,661	101,487	$(168)	$71,970

See accompanying notes to the consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Year Ended July 31, 2025
	Common Stock,		Common Stock,		Additional		Accumulated other		Treasury Stock
	Class A		Class B		paid-	Accumulated	comprehensive	Noncontrolling	Class B		Total
	Shares	Amount	Shares	Amount	in capital	deficit	income	interests	Shares	Amount	Equity
Balance at July 31, 2024	787,163	$8	23,819,948	$238	$280,048	$(201,743)	$3,802	$4,073	101,487	$(168)	$86,258
Net loss	—	—	—	—	—	(30,520)	—	(123)	—	—	(30,643)
Stock-based compensation	—	—	473,514	4	2,124	—	—	—	—	—	2,128
Forfeiture of restricted stock	—	—	(31,875)	—	(5)	—	—	—	—	—	(5)
Shares withheld for payroll taxes	—	—	(135,386)	—	(215)	—	—	—	—	—	(215)
Sale of Rafael Medical Devices membership units	—	—	—	—	44	—	—	—	—	—	44
Shares issued in connection with Cyclo Merger	—	—	7,132,228	71	14,621	—	—	—	—	—	14,692
Issuance of common stock in Rights Offering, net of transaction costs	—	—	19,531,268	195	24,712	—	—	—	—	—	24,907
Rollover options issued in connection with Cyclo Merger	—	—	—	—	360	—	—	—	—	—	360
Replacement Warrants issued in connection with Cyclo Merger	—	—	—	—	472	—	—	—	—	—	472
DTLM shares issued in connection with the DTLM Sale Transactions	—	—	—	—	—	—	—	30	—	—	30
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	247	—	—	—	247
Foreign currency translation adjustment	—	—	—	—	—	—	96	—	—	—	96
Balance at July 31, 2025	787,163	$8	50,789,697	$508	$322,161	$(232,263)	$4,145	$3,980	101,487	$(168)	$98,371

See accompanying notes to the consolidated financial statements.

RAFAEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Year Ended July 31,
	2026	2025
Operating activities
Consolidated net loss	$(27,954)	$(30,643)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	204	288
Deferred income taxes	(95)	(165)
(Gain) loss on sale of property and equipment	(54)	81
Gain on settlement of accounts payable and convertible notes payable	(4,422)	—
Realized gain on available-for-sale securities	—	(178)
Amortization of discount on available-for-sale securities	—	(285)
Loss on impairment of goodwill	—	3,050
Unrealized loss on equity investments - Cyclo	—	5,144
Unrealized loss on Convertible Notes, due from Cyclo	—	719
Credit loss expense	(58)	—
Stock-based compensation	1,388	2,123
Gain on DTLM Sale Transactions	—	(30)
Change in assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	241	(151)
Interest receivable	—	515
Inventory	(96)	(11)
Prepaid expenses and other current assets	(297)	818
Prepaid clinical trial costs (current and non-current)	148	112
Other receivables	1,206	(273)
Other assets	(73)	28
Accounts payable and accrued expenses	258	(922)
Other current liabilities	1	(67)
Due to related parties	(8)	(10)
Accrued expenses, noncurrent	(412)	913
Convertible notes payable	10	5
Other liabilities	26	15
Net cash used in operating activities	(29,987)	(18,924)
Investing activities
Purchase of property and equipment	(3)	(4)
Proceeds from sale of property and equipment	77	13
Purchases of available-for-sale securities	—	(16,988)
Purchase of preferred shares and warrants from Nina Medical	(750)	—
Proceeds from the sale and maturities of available-for-sale securities	—	80,694
Purchase of intangible assets	—	(17)
Issuance of Convertible Notes, due from Cyclo	—	(19,500)
Cash paid in Cyclo Merger, net of cash acquired	—	(2,710)
Proceeds from hedge funds	—	2,547
Net cash (used in) provided by investing activities	(676)	44,035
Financing activities
Payments for taxes related to shares withheld for employee taxes	(105)	(215)
Cash paid to settle convertible notes payable	(11)	—
Proceeds from issuance of common stock in Rights Offering, net of transaction costs	—	25,001
Proceeds from sale of Rafael Medical Devices membership units	—	44
Net cash (used in) provided by financing activities	(116)	24,830

Effect of exchange rate changes on cash and cash equivalents	84	153
Net (decrease) increase in cash and cash equivalents	(30,695)	50,094
Cash and cash equivalents, beginning of year	52,769	2,675
Cash and cash equivalents, end of year	$22,074	$52,769

Non-cash supplemental disclosure
Fair value of Class B common stock issued as consideration in Cyclo Merger	$—	$14,692
Fair value of Rollover Options issued as consideration in Cyclo Merger	$—	$360
Fair value of Replacement Warrants issued as consideration in Cyclo Merger	$—	$472
Fair value of Cyclo Convertible notes receivable included as consideration in Cyclo Merger	$—	$21,472
Transaction costs related to the Rights Offering included in accounts payable	$—	$94
Conversion of Convertible notes receivable, due from Cyclo into common stock	$—	$2,500
Convertible note receivable received in exchange for Day Three Labs Manufacturing assets	$—	$500

See accompanying notes to the consolidated financial statements.

RAFAEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Rafael Holdings, Inc. (“Rafael Holdings”, “Rafael”, “we” or the “Company”) is a biotechnology company that develops pharmaceuticals and holds interests in clinical and early-stage companies that develop pharmaceuticals and medical devices. Our lead candidate is Trappsol® Cyclo™ (remibetadex), an investigational therapy for the potential treatment of Niemann-Pick Disease Type C (“NPC”), a rare, fatal and progressive genetic disorder. We have completed the pivotal Phase 3 clinical trial of Trappsol® Cyclo™ and on October 28, 2026 submitted a New Drug Application to the U.S. Food and Drug Administration. We also hold: (i) a majority equity interest in LipoMedix Pharmaceuticals Ltd. (“LipoMedix”), a clinical stage pharmaceutical company; (ii) Barer Institute Inc. (“Barer”), a wholly-owned subsidiary holding equity interests in early stage cancer assets; (iii) a majority equity, and debt, interest in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”), formerly known as Rafael Pharmaceuticals Inc., a cancer metabolism-based therapeutics company; (iv) a majority equity interest in Rafael Medical Devices, LLC (“Rafael Medical Devices”), an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries; and (v) a majority equity interest in Day Three Labs, Inc. (“Day Three”), which empowers third-party manufacturers to bring to market better, cleaner, more precise and predictable versions of their product by utilizing Day Three’s technology and which holds equity and debt interests in two industry related companies. Our primary focus is to obtain FDA approval of Trappsol® Cyclo™, for which we submitted a New Drug Application on October 28, 2026 following the recent completion of Cyclo’s pivotal Phase 3 clinical trial, and, if approved, to bring that product to market. We also evaluate opportunities to expand our investment portfolio through strategic investments, including in therapeutics, that address high unmet medical needs. We continuously evaluate our other holdings to ensure the future focus of our resources is on core assets and specifically the Trappsol® Cyclo™ clinical development and commercialization efforts.

Historically, we owned real estate assets. As of July 31, 2026, we hold a portion of a commercial building in Jerusalem, Israel as our sole remaining real estate asset.

On March 25, 2025, we consummated the Merger (as defined below) with Cyclo whereby Cyclo became a wholly-owned subsidiary. In May 2023, we first invested in Cyclo, a clinical-stage biotechnology company that develops cyclodextrin-based products for the potential treatment of neurodegenerative diseases. Cyclo’s lead drug candidate is Trappsol® Cyclo™ (hydroxypropyl-β-cyclodextrin, IV), a treatment for NPC. NPC is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In January 2017, FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017 and, in May 2020, Cyclo announced Top Line data indicating Trappsol® Cyclo™ was well tolerated in this study. Cyclo has completed its pivotal Phase 3 Clinical Trial evaluating Trappsol® Cyclo™ in Pediatric and Adult Patients with Niemann-Pick Disease, Type C and announced topline data from the study on September 30, 2026. The study did not meet its primary endpoint in the overall population; a prespecified analysis in patients receiving background miglustat and/or leucine therapy demonstrated a statistically significant treatment benefit. On October 28, 2026, Cyclo submitted a New Drug Application (“NDA”) to FDA seeking approval of Trappsol® Cyclo™ for the treatment of the neurovisceral manifestations of NPC in adult and pediatric patients from birth. Within 60 days of receipt, the FDA will determine whether the application is complete and acceptable for filing and, if accepted, whether Priority Review will be granted. If the application is accepted, the FDA will assign a Prescription Drug User Fee Act (PDUFA) target action date. The NDA includes a request for a rare pediatric disease priority review voucher. The United States Adopted Names (“USAN”) Council has assigned the nonproprietary name “remibetadex” to Trappsol® Cyclo™. In addition, on April 16, 2026, Cyclo entered into an exclusive, worldwide, royalty-bearing Patent License Agreement with the Massachusetts Institute of Technology (“MIT”) for certain patent rights relating to small molecules to improve myelination in Alzheimer’s disease and APOE4 carriers, under which Cyclo may develop and commercialize products containing hydroxypropyl-β-cyclodextrin for Alzheimer’s disease.

LipoMedix is a clinical stage Israeli company based in Israel that is focused on the development of a product candidate, Promitil, that holds the potential to be a therapy for cancer based on liposome delivery. As of July 31, 2026, our ownership interest in LipoMedix was approximately 95%. As needed, we provide debt or equity funding to LipoMedix to support its development and clinical efforts. LipoMedix has recently initiated an IST (investigator sponsored study) specifically an open-label, Phase II Single-Arm Trial of PROMITIL Combined with Radiotherapy in patients with Cisplatin-Ineligible Head and Neck Cancer.  LipoMedix is also currently exploring strategic options for its lead candidate, including potential licensing opportunities, collaborations with industry partners, and investigator-initiated studies.

In 2019, we established Barer, originally as a preclinical cancer metabolism research operation, to focus on developing a pipeline of novel therapeutic compounds, including compounds designed to regulate cancer metabolism with potentially broader application in other indications beyond cancer. Barer was comprised of scientists and academic advisors that are experts in cancer metabolism, chemistry, and drug development. In addition to its own internal discovery efforts, Barer pursued collaborative research agreements and in-licensing opportunities with leading scientists from top academic institutions. Barer’s majority owned subsidiary, Farber Partners, LLC (“Farber”), was formed around one such agreement with Princeton University’s Office of Technology Licensing (“Princeton”) for technology from the laboratory of Dr. Joshua Rabinowitz, in the Department of Chemistry, Princeton University, for an exclusive worldwide license to its SHMT (serine hydroxymethyltransferase) inhibitor program. In November 2022, we resolved to curtail its early-stage development efforts, including pre-clinical research at Barer and have, since that date, ceased almost all of such activity. Since then, we have sought partners for Farber programs and have entered into a license agreement for one of its technologies that is in the pre-clinical research stage with the Ludwig Institute of Cancer Research and have transferred majority ownership of another one of its technologies, SHMT, to a new company, Forme Therapeutics, that is being managed by Dr. Joshua Rabinowitz with the goal of developing SHMT while seeking out external investment and partnerships. Going forward, we expect that Barer will primarily operate as an entity holding interest in these two cancer-focused opportunities.

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

In May 2021, we formed Rafael Medical Devices, an orthopedic-focused medical device company developing instruments to advance minimally invasive surgeries. In August 2023, Rafael Medical Devices sold an aggregate 31.6% equity interest to third parties for $925,000. In February 2025, we invested approximately $582,000 in cash, and Rafael Medical Devices raised approximately $44,000 from third parties in exchange for Rafael Medical Devices’ Class A Units. In July 2026, we converted the balance of an intercompany promissory note plus accrued interest, totaling $2,087,086, in exchange for Rafael Medical Devices’ Class A Units. As a result, we currently hold an 83% equity interest in Rafael Medical Devices. On December 11, 2024, Rafael Medical Devices received a substantial equivalence determination for the VECTR System from the Food and Drug Administration (“FDA”) in response to Rafael Medical Devices’ 510(k) premarket notification. FDA’s clearance of the VECTR System is for use in minimally invasive ligament or fascia release surgeries, such as carpal tunnel release in the wrist and cubital tunnel release in the elbow. The VECTR System has been classified into Class II and is subject to special controls (performance standards). Rafael Medical Devices’ development of future products will depend upon the success of the VECTR System and our Company’s ability to identify attractive investment and development opportunities.

In January 2024, we entered into a series of transactions with Day Three and certain of its shareholders, acquiring a controlling interest in Day Three and subsequently consolidating Day Three’s results (the “Day Three Acquisition”). On March 14, 2025, Day Three Labs Manufacturing (“DTLM”), a majority-owned subsidiary of Day Three, entered into an Asset Purchase Agreement and Licensing Agreement, pursuant to which DTLM sold assets and licensed certain applications of their Unlokt™ technology used in their cannabinoid ingredient manufacturing business in exchange for equity and debt interests in these companies.

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

All wholly and majority-owned subsidiaries and RP Finance, LLC are consolidated with all intercompany transactions and balances eliminated in consolidation. In addition to Rafael Holdings, Inc., the entities included in these consolidated financial statements are as follows:

Company	Country of Incorporation	Percentage Owned
Broad Atlantic Associates, LLC	United States – Delaware	100%
IDT R.E. Holdings Ltd.	Israel	100%
Rafael Holdings Realty, Inc.	United States – Delaware	100%
Barer Institute, Inc.	United States – Delaware	100%*
Hillview Avenue Realty, JV	United States – Delaware	100%
Hillview Avenue Realty, LLC	United States – Delaware	100%
Rafael Medical Devices, LLC	United States – Delaware	83%
Farber Partners, LLC	United States – Delaware	93%*
Pharma Holdings, LLC	United States – Delaware	90%**
LipoMedix Pharmaceuticals Ltd.	Israel	95%
Altira Capital & Consulting, LLC	United States – Delaware	67%
CS Pharma Holdings, LLC	United States – Delaware	45%**
Day Three Labs, Inc.	United States – Delaware	84%
Cornerstone Pharmaceuticals, Inc.	United States – Delaware	67%**
RP Finance, LLC	United States – Delaware	38%
Cyclo Therapeutics, LLC (Note 3)	United States – Nevada	100%

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

Liquidity and Going Concern

As of July 31, 2026, the Company had a working capital surplus of approximately $14.8 million, an accumulated deficit of approximately $261.9 million and cash and cash equivalents of approximately $22.1 million. Throughout the history as an independent company, the Company has incurred recurring losses from operations and, for the years ended July 31, 2026 and 2025, had consolidated net losses of approximately $28.0 million and $30.6 million, respectively, and net cash outflows from operating activities of approximately $30.0 million and $18.9 million, respectively. The Company expects to incur significant expenses in connection with its ongoing activities to support FDA’s review of the NDA for Trappsol® Cyclo™, which Cyclo submitted on October 28, 2026, and, if approved, to commercialize Trappsol® Cyclo™.

The Company’s existing cash resources are not expected to provide sufficient funds to carry out the Company’s operations through the next twelve months from the issuance of these consolidated financial statements. The ability of the Company to continue as a going concern is dependent upon its ability to continue to successfully raise additional equity or debt financing to fund ongoing operations. While the Company is actively pursuing additional financing, there can be no assurance that such funding will be available on acceptable terms, or at all. If the Company is unable to obtain sufficient capital, it may be required to delay, reduce, or discontinue its clinical development programs or other operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The accompanying consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

Concentration of Credit Risk and Significant Customers

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited. As of July 31, 2026, two third-party customers and one related-party tenant represented 14%, 12 % and 28 % of the Company’s accounts receivable balance, respectively. As of July 31, 2025, two third-party customers and one related-party tenant represented 26%, 11%, and 11% of the Company’s accounts receivable balance, respectively.

For the year ended July 31, 2026, one third-party customer, one third-party tenant, and one related-party tenant represented 34%, 27% and 14% of the Company’s total revenue, respectively.

For the year ended July 31, 2025, one third-party customer, one third-party tenant, and one related-party tenant represented 25%, 21%, and 12% of the Company’s total revenue, respectively.

Major Vendors

Following the Cyclo Merger, one vendor made up 44% and 38% of research and development expenses for the years ended July 31, 2026 and 2025, respectively.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Reserve for Receivables

The allowance for credit losses reflects the Company’s best estimate of lifetime credit losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written off upon final determination that the trade accounts will not be collected. The computation of this allowance is based on the tenants’ or customers’ payment histories, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The Company did not recognize any credit loss expense during the year ended July 31, 2026 or 2025.

Inventory and Cost of Goods Sold

Inventory consists of VECTR system devices, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold. The Company records a specific reserve for inventory items that are determined to be obsolete. The Company determined no reserve for obsolete inventory was necessary as of July 31, 2026 or July 31, 2025.

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

At July 31, 2026, the Company held an investment of $0.75 million in preferred shares of NINA Medical Ltd (“Nina”), warrants to purchase additional preferred shares of Nina, and a Simple Agreement for Future Equity (“SAFE”) convertible into preferred shares of Nina (see Note 15). The preferred shares do not represent in-substance common stock as defined in ASC 323-10-15-13 through 15-19. Accordingly, the investment is not accounted for under the equity method. Instead, the preferred shares are measured in accordance with ASC 321 using the measurement alternative, as they do not have a readily determinable fair value. Under this approach, the investment is recorded at cost, adjusted for observable price changes in orderly transactions for the identical or a similar investment and for impairment.

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

Corporate Bonds and US Treasury Bills

The Company’s marketable securities are considered to be available-for-sale as defined under ASC 320, Investments - Debt and Equity Securities, and are recorded at fair value. Unrealized gains or losses are included in accumulated other comprehensive loss. Realized gains or losses are determined using the specific identification method and are released from accumulated other comprehensive loss and into earnings on the consolidated statements of operations and comprehensive loss. The Company did not hold any corporate bonds or US Treasury bills at July 31, 2026 or July 31, 2025.

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

For the years ended July 31, 2026 and 2025, the Company determined there was no impairment of its long-lived assets.

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

For the year ended July 31, 2026, the Company determined there was no impairment of goodwill.

During the year ended July 31, 2025, due to reductions in certain operations including a layoff within the Company’s Infusion Technology segment, the Company concluded that a triggering event occurred under ASC 350, Intangibles - Goodwill and Other (“ASC 350”), that required the Company to assess if there was an impairment. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test, which indicated that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. As a result, the Company recognized a goodwill impairment charge of $3.1 million for the year ended July 31, 2025, related to the Infusion Technology segment.

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

For the years ended July 31, 2026 and 2025, the Company determined there was no impairment of IPR&D.

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

Infusion Technology Revenue:

The Company’s Infusion Technology revenue is derived from Day Three’s Unlokt™ technology which is recognized in accordance with ASC 606. Day Three provides manufacturing services where it uses proprietary technology, equipment and processes to manufacture water-soluble product for their customers at their customer facilities. Day Three is acting as a principal in the transaction, as it is primarily responsible for fulfillment and acceptability of the services. Infusion Technology revenue is recognized over time as the Company’s performance obligation is satisfied, which is generally within a 30-day period. The criterion in ASC 606-10-25-27, that the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, is met given that the customer is controlling the product as Day Three is performing the service on the customer’s premises. Revenue is recognized over the period of performance using an output method where the number of grams produced is the output, as such method best depicts the Company’s efforts to satisfy the performance obligation. Customer billings in advance of revenue recognition result in contract liabilities. As of July 31, 2026 and 2025, there were no contract liabilities recognized on the consolidated balance sheets related to Infusion Technology revenue.

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

Contingent milestone payments associated with acquiring rights to intellectual property are recognized when probable and estimable. These amounts are recorded as research and development expense when there is no alternative future use associated with the intellectual property. There were no such payment expenses during the years ended July 31, 2026 and 2025.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The Company adopted the standard prospectively during the year ended July 31, 2026. The adoption resulted in more detailed income tax disclosures which are included in Note 16 - Income Taxes.

Recently Issued Accounting Standards Not Yet Adopted

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

The Company incurred transaction costs of $1.0 million for the year ended July 31, 2025 for consulting, legal, accounting, and other professional fees that have been expensed as general and administrative expenses, as incurred, in connection with the Merger.

To value the IPR&D and Customer Relationships, the Company utilized the Multi-Period Excess Earnings Method (“MPEEM”), under the Income Approach. The method considers the present value of excess earnings generated by Cyclo’s IPR&D and customers after taking into account the cost to realize the revenue, charges for contributory assets and an appropriate discount rate to reflect the time value and risk associated with the invested capital. IPR&D acquired represents Cyclo’s research and development activities related to its lead drug candidate Trappsol® Cyclo™ (hydroxypropyl-β-cyclodextrin, IV) as a treatment for NPC. The acquired Customer Relationships are related to Cyclo’s Specialty Chemicals business. The identifiable intangible assets associated with Customer Relationships are being amortized on a straight-line basis over their estimated useful lives of eight years. IPR&D is considered an indefinite lived asset.

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

Year Ended July 31,
(in thousands)	2025
Revenue	$2,046
Loss from operations	(59,786)
Net loss attributable to Rafael common stockholders	(53,841)

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

NOTE 7 - CONVERTIBLE NOTES PAYABLE

As of July 31, 2026, Cornerstone had $610 thousand in principal, and $253 thousand of accrued interest thereon, of Series C Convertible Notes outstanding (the “Series C Convertible Notes”). The Series C Convertible Notes accrue interest at a rate of 3.5% per annum and are due, together with accrued interest, one year (unless amended) from the date of issuance and automatically accelerate upon the sale of Cornerstone in its entirety or the sale or license of substantially all of Cornerstone’s assets or intellectual property. The Series C Convertible Notes (including all accrued and unpaid interest thereon) automatically convert into the same class of securities (including stock warrants) sold in the Cornerstone’s equity financing (i) where Cornerstone receives gross proceeds of at least $10,000,000 from Institutional Investors (a “Qualified Financing”), or (ii) from an underwritten initial public offering (“IPO”). The conversion price of the Series C Convertible Notes upon a Qualified Financing shall be the lesser of (i) 90% of the price per share (or unit) at which the securities in the Qualified Financing are sold, or (ii) $1.25 price per share (or unit) (whichever is less) at the holder’s selection of (i) or (ii), and 90% of the share price per share (or unit) at which securities in an IPO are first sold.

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

Of the Series C Convertible Notes outstanding as of July 31, 2026:

(a)	Series C Convertible Notes with an aggregate outstanding principal amount of $608 thousand were not amended in connection with the Cornerstone Restructuring. The interest accrued on these Series C Convertible Notes as of July 31, 2026 is $253 thousand and is recorded in accrued expenses on the consolidated balance sheet. As of July 31, 2026, these Series C Convertible Notes are currently in default as they are beyond the maturity date; and

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

During the year ended July 31, 2026, the Company entered into settlement agreements with four holders of Series C Convertible Notes. Under these agreements, the Company settled aggregate principal and interest balances of $76 thousand and $28 thousand, respectively, for cash payments totaling approximately $11 thousand and recognized a gain on settlement of convertible notes of $93 thousand, which is included in gain on settlement of accounts payable and convertible notes payable on the consolidated statements of operations and comprehensive loss.

During the year ended July 31, 2026, the Company recorded $21 thousand of interest expense in relation to the Cornerstone Series C Convertible Notes to interest expense on the consolidated statements of operations and comprehensive loss.

During the year ended July 31, 2025, the Company recorded $24 thousand of interest expense in relation to the Cornerstone Series C Convertible Notes to interest expense on the consolidated statements of operations and comprehensive loss.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	July 31, 2026	2025
	(in thousands)
Accrued expenses, current
Accrued severance expenses	$295	$1,179
Accrued bonuses	1,013	814
Accrued professional fees	849	407
Accrued interest	253	235
Accrued clinical trial expense	470	571
Other accrued expenses	63	98
Total accrued expenses, current	2,943	3,304

Creditor payable, noncurrent	—	3,602
Accrued severance, noncurrent	—	293
Total accrued expenses, noncurrent	—	3,895
Total accrued expenses	$2,943	$7,199

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

As part of the Cornerstone Acquisition, the creditor payable was recognized by the Company as an assumed liability and measured at its fair value of $2.7 million as of the date of the Cornerstone Acquisition. The Company accreted the fair value of the creditor payable to the amount payable of $8.5 million owed to the Creditor as interest expense in the consolidated statements of operations and comprehensive loss over the estimated term of the forbearance agreement through July 31, 2033. The Company recorded $311 thousand of accretion in relation to the creditor payable recorded to interest expense in the consolidated statements of operations and comprehensive loss for the year ended July 31, 2026. The Company recorded $617 thousand of accretion in relation to the creditor payable recorded to interest expense in the consolidated statements of operations and comprehensive loss for the year ended July 31, 2025.

On January 30, 2026, the Company entered into a debt settlement agreement with the Creditor to settle the outstanding creditor payable totaling $8.5 million. Under the terms of the agreement, the Creditor agreed to cancel the full amount of the liability in exchange for (i) an upfront cash payment of approximately $0.4 million, payable within 15 days of the effective date, and (ii) subsequent contingent payments equal to the Creditor’s pro-rata share, as defined in the settlement agreement, from proceeds of assets of any kind, revenues, royalties, rents, sales, sale of assets or debt or equity securities, or other value or payment of any kind from any source derived from Cornerstone. The Company remitted the settlement payment in February 2026. The carrying value of the creditor payable at the time of the settlement was $3.9 million. The Company recognized a gain of $3.5 million during the year ended July 31, 2026, which is included in gain on settlement of accounts payable and convertible notes payable on the consolidated statements of operations and comprehensive loss.

NOTE 9 – CONVERTIBLE NOTES RECEIVABLE

On March 8, 2024, Day Three entered into a convertible note subscription agreement with a third-party company, Steady State LLC. Steady State LLC promises to pay Day Three $1.0 million, together with interest, on October 16, 2026. The convertible note accumulates simple interest at an annual rate equal to the lesser of: (i) the Bank of England base rate (updated on the first business day of each quarter) plus eight (8) percentage points, or (ii) 15% (computed on the basis of 365 days per year). Upon the closing and funding of a bona fide offering of equity securities by Steady State, LLC in an aggregate amount of at least $5.0 million, the convertible note will automatically convert into the number of membership interests equal to the outstanding principal plus accrued and unpaid interest divided by eighty percent (80%) of the price per membership unit in the offering. If a qualifying bona fide offering has not occurred on or before the maturity date, the principal and unpaid accrued interest of the convertible note may be converted, at the option of Day Three, into membership units. Subsequent to year end, the maturity date of the note was extended to October 2027.

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

The Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of July 31, 2026 and July 31, 2025 are as follows:

	July 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Convertible notes receivable classified as available-for-sale	$—	$—	$2,044	$2,044
Total	$—	$—	$2,044	$2,044

	July 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Convertible notes receivable classified as available-for-sale	—	—	1,858	1,858
Total	$—	$—	$1,858	$1,858

As of July 31, 2026 and July 31, 2025, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the changes in the fair value of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended July 31,
	2026	2025
	(in thousands)
Balance, beginning of period	$1,858	$10,148
Withdrawal from Hedge Fund Investments	—	(2,547)
Unrealized loss on Cyclo Warrants	—	(1,264)
Funding of Cyclo Convertible Notes	—	19,500
Change in fair value of Cyclo Convertible Notes	—	(719)
Conversion of Cyclo Convertible Note	—	(2,500)
Forgiveness of Cyclo Convertible Notes in the Cyclo Merger	—	(21,472)
Issuance of new convertible notes receivable	—	500
Change in fair value of convertible notes receivable classified as available-for sale	186	212
Balance, end of period	$2,044	$1,858

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

NOTE 11 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	July 31, 2026	July 31, 2025
	(in thousands)
Accounts receivable - third party	$496	$777
Accounts receivable - related party	193	95
Less allowance for credit losses	(245)	(245)
Accounts receivable, net	$444	$627

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 31, 2026	July 31, 2025
	(in thousands)
Building and improvements	$2,505	$2,505
Machinery and equipment	24	22
Other	63	81
	2,592	2,608
Less accumulated depreciation and amortization	(1,089)	(1,012)
Total	$1,503	$1,596

Other property and equipment consist of other equipment and miscellaneous computer hardware.

Depreciation and amortization expense pertaining to property and equipment was approximately $73 thousand and $146 thousand for the years ended July 31, 2026 and 2025, respectively.

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

During the year ended July 31, 2025, the Company identified a triggering event that required an impairment test for its long-lived assets and goodwill balances within its Infusion Technology reporting unit in accordance with ASC 360 and ASC 350, respectively. The triggering event was identified due to reductions in certain operations including a layoff within the Company’s Infusion Technology segment. The Company performed an interim impairment analysis of the Infusion Technology reporting unit as of November 30, 2024.

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

In accordance with ASC 350 the Company performed a quantitative goodwill impairment test that utilized a combination of an income and market approach to assess the fair value of the reporting unit as of November 30, 2024. The income approach utilized a discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, and perpetual growth rate, while the guideline public company market approach used guideline public company revenue multiples from a selection of comparable public companies. The Company determined that the carrying amount of the reporting unit exceeded the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company recorded the impairment charge of $3.1 million within loss on impairment of goodwill in the consolidated statement of operations. The loss on impairment of goodwill relates to the Company’s Infusion Technology Segment.

Goodwill

The following is a summary of goodwill by reportable segment as of July 31, 2026 and July 31, 2025:

	Healthcare	Real Estate	Infusion Technology	Consolidated
	(in thousands)
Balance as of July 31, 2025	$19,939	$—	$—	$19,939

Balance as of July 31, 2026	$19,939	$—	$—	$19,939

IPR&D

The Company has acquired in-process research and development intangible assets pursuant to a business combination. These IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts.

The following is a summary of in-process research and development as of July 31, 2026 and July 31, 2025:

(in thousands)
Balance as of July 31, 2025	$31,575

Balance as of July 31, 2026	$31,575

Intangible assets

The following is a summary of intangible assets at July 31, 2026:

	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Customer Relationships	7	$1,040	$(177)	$863
Total Intangible Assets		$1,040	$(177)	$863

The following is a summary of intangible assets at July 31, 2025:

	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Customer Relationships	8	$1,040	$(46)	$994
Total Intangible Assets		$1,040	$(46)	$994

Amortization expense for the next five years and thereafter for intangible assets is estimated to be as follows for years ending:

Year Ending July 31,	( in thousands)

2027	$130
2028	130
2029	130
2030	130
2031	130
Thereafter	213
Total	$863

Amortization of intangible assets totaled $131 thousand and $142 thousand for the years ended July 31, 2026 and 2025, respectively, and is included in depreciation and amortization expense within the consolidated statements of operations and comprehensive loss.

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

The following table summarizes the Company’s potentially dilutive securities which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Year Ended July 31,
	2026	2025
Shares issuable upon exercise of stock options	1,776,670	2,270,812
Shares issuable upon vesting of restricted stock	580,301	416,720
Shares issuable upon exercise of warrants	645,191	1,058,902
	3,002,162	3,746,434

Restricted stock may be granted to directors, officers, employees, or consultants of the Company and are subject to service-based vesting conditions. Non-vested restricted stock is excluded from the computation of basic loss per share, as the underlying shares are not considered outstanding until the applicable vesting conditions have been satisfied. As of July 31, 2026 and 2025, the Company had 580,301 and 416,720 non-vested restricted stock awards outstanding, respectively.

The diluted loss per share computation equals basic loss per share for the years ended July 31, 2026 and 2025, because the Company had a net loss in both such periods and the impact of the assumed vesting of restricted shares, exercise of stock options and exercise of warrants would have been anti-dilutive.

The following table summarizes the basic and diluted loss per share calculations (in thousands, except for share and per share amounts):

	Year Ended July 31,
	2026	2025
Numerator:
Net loss	$(27,954)	$(30,643)
Net income (loss) attributable to noncontrolling interests	1,681	(123)
Net loss attributable to Rafael Holdings, Inc.	$(29,635)	$(30,520)

Denominator:
Weighted average shares outstanding	51,393,118	29,422,221

Loss per share attributable to common stockholders
Basic and diluted	$(0.58)	$(1.04)

NOTE 15 – RELATED PARTY TRANSACTIONS

IDT Corporation

IDT Corporation (“IDT”), a related party through common ownership and some common members of management, has historically maintained a due to/from balance that relates to cash advances for investments, loan repayments, charges for services provided to the Company by IDT and payroll costs for the Company’s personnel that were paid by IDT as the relevant persons were also providing services to IDT. IDT billed the Company approximately $287 and $275 thousand for services during the years ended July 31, 2026 and 2025, respectively. Balances of $70 thousand and $59 thousand due to IDT are included in due to related parties as of July 31, 2026 and July 31, 2025, respectively.

IDT currently leases approximately 3,600 square feet of office and parking space in our real estate asset. The Company invoiced IDT approximately $140 thousand for the years ended July 31, 2026 and 2025, respectively. As of July 31, 2026 and July 31, 2025, IDT owed the Company approximately $190 thousand and $93 thousand, respectively, for office rent and parking plus Israeli value added tax. Subsequent to year-end, in August 2026, IDT paid in full the outstanding balance owed to the Company as of July 31, 2026.

Related Party Rental Income

The Company leased space to related parties (including IDT Corporation - see above) which represented approximately 14 % and 12% of the Company’s total revenue for the years ended July 31, 2026 and 2025, respectively.

Howard S. Jonas, Chairman of the Board, Chief Executive Officer

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

Following the expiration of the Rights Offering on June 4, 2025, certain related parties of Howard S. Jonas purchased 16,386,020 shares of Class B common stock in a private placement for approximately $21.0 million, representing the unsubscribed portion of the offering. No fees were paid to Mr. Jonas for his commitment nor did the Company reimburse Mr. Jonas for any expenses related thereto. As of July 31, 2026, Mr. Jonas had voting power over 787,163 shares of Class A common stock (which are convertible into shares of Class B common stock on a 1-for-1 basis) and 14,099,507 shares of Class B common stock, approximately 27% of the Company’s Class B Common Stock, representing approximately 50% of the combined voting power of the Company’s outstanding capital stock.

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

Subsequent to year-end, on August 11, 2026, the Company invested $100,000 in a SAFE issued by Nina. The SAFE provides the Company the right to receive future issuance of equity securities upon the occurrence of certain financing or liquidity events and includes a valuation cap of $20.0 million and a 25% discount to the price of securities issued in a qualifying financing.

NOTE 16 – INCOME TAXES

The components of loss before income taxes are as follows:

	For the Years Ended July 31,
	2026	2025
	(in thousands)
Domestic	$(27,513)	$(32,338)
Foreign	(454)	(858)
Loss before income taxes	$(27,967)	$(33,196)

Benefit from income taxes consisted of the following:

	For the Years Ended July 31,
	2026	2025
	(in thousands)
Current:
Foreign	$24	$—
Federal	—	—
State	58	(2,388)
Total current expense (benefit)	82	(2,388)
Deferred:
Foreign	—	—
Federal	(33)	(160)
State	(62)	(5)
Total deferred benefit	(95)	(165)
Benefit from income taxes	$(13)	$(2,553)

The reconciliation between the Company’s effective tax rate on loss before income taxes and the statutory tax rate for the year ended July 31, 2026 is as follows:

	For the Year Ended July 31, 2026
	$	%
	(in thousands)
U.S. federal income tax at statutory rate	$(5,865)	(21)%
Nontaxable/Nondeductible items	(1,247)	(4)%
State and local income taxes, net of federal taxes (a)	312	1%
Rate change	—	—%
Foreign operations	119	—%
R&D Credit	(3,492)	(13)%
Deferred true-up	1,599	6%
Uncertain tax benefit	1,746	6%
Other adjustments	851	3%
Sales of state NOLs	—	—%
Orphan drug credits	—	—%
Change in valuation allowance	5,964	21%
Benefit from income taxes	$(13)	(0)%

(a)	For the year ended July 31, 2026, state taxes in New Jersey and Florida made up greater than 50% of the tax effect.

The reconciliation between the Company’s effective tax rate on loss before income taxes and the statutory tax rate for the year ended July 31, 2025, prior to the adoption of ASU 2023-09, is as follows:

For the Years Ended July 31,
2025
(in thousands)
U.S. federal income tax at statutory rate	$(6,972)
Nondeductible items	1,360
State and local income taxes, net of federal taxes	(1,739)
Rate change	140
Foreign operations	(34)
R&D Credit	—
Deferred true-up	—
Uncertain tax benefit	—
Other adjustments	(1,043)
Sales of state NOLs	(2,429)
Orphan drug credits	(1,045)
Change in valuation allowance	9,209
Benefit from income taxes	$(2,553)

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

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	At July 31,
	2026	2025
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$113,105	$85,847
R&D credits, net of uncertain tax position	18,602	16,910
Capitalized Sec. 174 research and experimental expenditures	9,023	29,117
Stock-based compensation	740	2,354
Depreciation	327	340
Lease liability	15	—
Allowance for doubtful accounts	64	65
Reserves and accruals	—	—
Charitable contributions	218	346
Related party interest	345	582
Disallowed interest expense	2,718	1,861
Gross deferred tax assets	145,157	137,422
Less valuation allowance	(135,933)	(128,403)
Total deferred tax assets, net of valuation allowance	9,224	9,019

Deferred tax liabilities:
Unrealized gain	(870)	(199)
Right-of-use assets	(15)	—
Intangible assets	(8,382)	(8,958)
Total deferred tax liabilities:	(9,267)	(9,157)
Deferred tax liability, net	$(43)	$(138)

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

As of July 31, 2026, based on the Company’s history of losses and its assessment of future losses, management believes that it is more likely than not that future taxable income will not be sufficient to realize all of the Company’s deferred tax assets. Therefore, a valuation allowance has been applied to deferred tax assets.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the U.S. must be amortized over a five-year period and R&E expenses incurred outside the U.S. must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit).

As of July 31, 2026, the Company has federal and state net operating loss carryforwards of approximately $467 million and $195 million, respectively. The Company acquired federal and state net operating loss carryforwards of approximately $87.1 million and $74.8 million, respectively in connection with the Merger with Cyclo in March 2025. Federal net operating loss carryforwards in the amount of $90 million begin expiring in 2027 and approximately $377 million have an indefinite life. Federal NOL carryforwards generated after tax year 2021 are subject to an 80% limitation on taxable income, do not expire and will carryforward indefinitely. State net operating loss carryforwards in the amount of $116 million begin expiring in 2028 and $79 million have an indefinite life.

The utilization of the Company’s, excluding Cyclo’s, net operating losses and research and development tax credits may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Sections 382 and 383 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards and research and development tax credits in future years and possibly the expiration of certain net operating loss carryforwards and research and development tax credits before their utilization. In connection with the acquisition of Cyclo, the Company completed a Section 382 analysis, which determined that Cyclo experienced an ownership change in March 2025. The Company has not conducted a Section 382 analysis with respect to its other prior transactions to determine the potential limitations on the utilization of its remaining net operating loss carryforwards and other tax attributes. Management does not believe that any such limitations, if applicable, would have a material impact on the Company’s consolidated financial statements.

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

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property.   Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses.  The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent.  Less favorable business provisions include limitations on tax deductions for charitable contributions.

The OBBBA modified the U.S. International Tax provisions for Global Intangible Low-Taxed Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”), and the Base-erosion Anti-abuse Tax (“BEAT”) effective for tax years starting after December 31, 2025.  The tax rate on GILTI, now renamed to Net CFC Tested Income (“NCTI”), is now 12.6%. The FDII rules, now renamed to Foreign Derived Deduction Eligible Income (“FDDEI”), now carry a 14% tax rate on FDDEI eligible income.  The OBBB Act increases the BEAT rate from 10% to 10.5%.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions is as follows:

	At July 31,
	2026	2025
	(in thousands)
Balance, beginning of the year	$16,983	$6,218
Additions of tax positions related to the current year	1,746	1,045
Additions of tax positions related to the current year - Cyclo Acquisition	—	9,720
Lapses in Statute	(54)	—
Balance, end of year	$18,675	$16,983

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

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Healthcare segment based primarily on results of clinical trials and loss from operations, and the Infusion Technology and Real Estate segments based primarily on revenues and (loss) income from operations. The CODM uses these measures to allocate the Company’s resources. The CODM does not review any measure of significant segment expenses which differ from the level of reporting reflected in the tables below. Currently, the CODM does not review assets in evaluating the results of the operating segments, and therefore, such information is not presented.

The Healthcare segment is comprised of the Company’s ownership of Cyclo (and the interest therein prior to the Merger) and majority equity interests in LipoMedix, Barer, Cornerstone and Rafael Medical Devices. The Healthcare segment generated $519 thousand of product revenue during the year ended July 31, 2026, the majority of which was generated at Cyclo.

The Real Estate segment consists of the Company’s real estate holdings, which are currently comprised of a portion of a commercial building in Israel.

The Infusion Technology segment is comprised of a majority equity interest in Day Three. Revenues associated with the Infusion Technology segment include Infusion Technology revenue derived from Day Three’s Unlokt™ technology.

Operating results for the business segments of the Company are as follows:

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Year Ended July 31, 2026
Product revenue	$519	$—	$—	$519
Rental – Third Party	—	—	236	236
Rental – Related Party	—	—	119	119

COSTS AND EXPENSES
Cost of product revenue	(42)	—	—	(42)
General and administrative	(9,405)	(43)	(256)	(9,704)
Research and development	(24,322)	(11)	—	(24,333)
Depreciation and amortization	(131)	—	(73)	(204)
(Loss) income from operations	$(33,381)	$(54)	$26	$(33,409)

(in thousands)	Healthcare	Infusion Technology	Real Estate	Total
Year Ended July 31, 2025
Product revenue	$515	$—	$—	515
Infusion technology revenue	—	93	—	93
Rental – Third Party	—	—	197	197
Rental – Related Party	—	—	112	112

COSTS AND EXPENSES
Cost of Infusion Technology revenue	—	(106)	—	(106)
Cost of product revenue	(28)	—	—	(28)
General and administrative	(13,165)	(320)	(296)	(13,781)
Research and development	(12,568)	(255)	—	(12,823)
Depreciation and amortization	(48)	(177)	(63)	(288)
Loss on impairment of goodwill	—	(3,050)	—	(3,050)
Loss from operations	$(25,294)	$(3,815)	$(50)	$(29,159)

A reconciliation between loss from operations by reportable segment to consolidated net loss before income taxes for the years ended July 31, 2026 and 2025, is as follows:

(in thousands)	July 31, 2026	July 31, 2025
(Loss) income from operations by segment
Healthcare	$(33,381)	$(25,294)
Infusion Technology	(54)	(3,815)
Real Estate	26	(50)
Total	(33,409)	(29,159)

Reconciliation to loss before income taxes:
Interest income	1,236	1,996
Realized gain on available-for-sale securities	—	178
Unrealized loss on investment - Cyclo	—	(5,144)
Unrealized loss on convertible notes receivable, due from Cyclo	—	(719)
Interest expense	(333)	(658)
Gain on settlement of accounts payable and convertible notes payable	4,422	—
Other income, net	117	310
Loss before income taxes	$(27,967)	$(33,196)

Geographic Information

Healthcare Segment

Revenue from the Healthcare segment was generated primarily from customers located in the United States. During the year ended July 31, 2026, product revenue from customers outside of the United States was nominal. During the year ended July 31, 2025, approximately $30 thousand of product revenue was generated from customers located in Canada.

Infusion Technology Segment

Revenue from the Infusion Technology segment was generated entirely from customers located in the United States.

Real Estate Segment

Revenue from the Real Estate segment was generated entirely from tenants located in Israel.

Assets

Net property, plant and equipment and total assets summarized by geographic area are as follows:

(in thousands)	United States	Israel	Total
July 31, 2026
Property, plant and equipment, net	$357	$1,146	$1,503
Total assets	80,776	2,279	83,055

July 31, 2025
Property, plant and equipment, net	$321	$1,275	$1,596
Total assets	111,954	2,155	114,109

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

License Agreements

License Agreement - Cyclo

On April 16, 2026, Cyclo entered into an exclusive, worldwide, royalty-bearing Patent License Agreement (the “MIT License Agreement”) with MIT for certain patent rights relating to small molecules to improve myelination in Alzheimer’s disease and APOE4 carriers. The MIT License Agreement grants Cyclo the exclusive right to develop, manufacture, use and commercialize licensed products containing hydroxypropyl-β-cyclodextrin as the active pharmaceutical ingredient within the field of Alzheimer’s disease. The MIT License Agreement remains in effect until the expiration of the last valid claim under the licensed patent rights, unless earlier terminated. Under the MIT License Agreement, the Company is required to satisfy certain development, regulatory and commercialization diligence requirements within specified time periods. Failure to satisfy these requirements, subject to applicable extension and cure provisions, could result in termination of the agreement.

The Company paid MIT a license issuance fee of $50,000 and reimbursed approximately $50,000 in prior patent costs upon execution which are included in research and development expenses in the consolidated statements of operations and comprehensive loss for the year ended July 31, 2026. The MIT License Agreement requires annual license maintenance fees ranging from $37,500 to $50,000, running royalties of 2.0% on U.S. net sales and 0.5% on non-U.S. net sales, and 4.0% of sublicense income. The Company is also obligated to make aggregate product development milestone payments of up to $850,000 and commercial milestone payments of up to $15,000,000 upon achievement of specified regulatory and sales thresholds. All milestone payments are subject to doubling upon a change of control of Cyclo in addition to a one-time change of control fee. The Company is responsible for ongoing patent prosecution costs and is required to maintain specified insurance coverage and indemnify MIT against third-party claims arising under the MIT License Agreement. No milestones were met by Cyclo as of July 31, 2026.

License Agreement - Cornerstone

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

One worldwide license agreement requires Cornerstone to reimburse the other party for costs associated with filing and defending various patents worldwide. Payment obligations under this license agreement remain in effect until the last underlying patents granted under the license agreement expire in their respective countries. The last patent expired in 2019. License maintenance fees are currently $20,000 per year and continue for the term of the agreement, which expires in October 2026. The license maintenance fees are replaced by minimum royalties of $10,000 during the first year following governmental approval to market products and escalates to $1,000,000 during the term of the agreement. Cornerstone is also responsible to pay fees on any sub-licensing of the licensed patents. Cornerstone may credit each annual license maintenance fee in full against all royalties and sublicensing fees due during the same calendar year. Cornerstone may terminate the license agreement upon 90 days’ notice. Either party may terminate the license agreement if the other party commits any material breach of any covenant or promise and does not cure such breach within 30 days of the receipt of written notice of such material breach. In May 2017, Cornerstone renegotiated the agreement referred to as the “second license” In exchange for a waiver of certain product development milestones, Cornerstone modified the agreement to pay a low single digit percentage royalty for a duration of five years on Net Sales of product sold after the expiration of the licensed patent and potentially up to eight years. As of July 31, 2026, there are no products being marketed which are covered by the patents under the license agreement.

The remaining minimum payments required under the license agreement, assuming the agreement is not terminated by Cornerstone, excluding any escalation for receiving government marketing approval subsequent to July 31, 2018, are $20,000 per year. The agreement may continue until January 1, 2029 (if not earlier terminated).

Cornerstone’s second license continues until the later of the last to expire patent or royalty obligation under the agreement on a country-by-country basis (currently, or as otherwise provided in the license agreement). Fifty percent of the maintenance fee payments, up to $1.1 million, may be credited against the potential future royalty payments, calculated on a single digit percentage of net sales, as defined, that Cornerstone would have to make to the license holder should royalties be paid. The agreement may be terminated on 15 days’ written notice after default by the other party if said default is not cured within 30 days of receipt of notice by the defaulting party. In addition, Cornerstone may terminate the agreement on 15 days’ written notice to the license holder. Royalties are due based on Gross Sales, as defined, for products sold relating to patented and unpatented technology, and shall terminate on the 15th anniversary of the first commercial sale of the product in the corresponding country or territory. Sublicense payments are due in connection with any sublicense fees received relating to patented and non-patented products related to the patented technology and proprietary know-how, as provided in the agreement. As of July 31, 2026, there were no products being marketed which are covered by the patents under the license agreement. There were no additional annual license maintenance fees required beyond 2010.

As part of a royalty agreement, Cornerstone is obligated to pay royalties, based upon percentage (low single digit) of net sales, to Altira Capital and Consulting LLC (“Altira”), a consolidated majority-owned subsidiary of the Company. The royalty obligations remain in effect, on a country-by-country basis, until the last to expire patent claims associated with such products and services expire or are no longer in force. No payments have been made in connection with a royalty pool. As of July 31, 2026, the last to expire patent claim is to remain in force until fiscal year 2034.

Release Agreements

On August 4, 2025, John Goldberg resigned as the Chief Medical Officer of the Company, effective July 31, 2025. In connection with Dr. Goldberg’s departure, the Company entered into a general release agreement pursuant to which Dr. Goldberg will receive severance in the amount of $218,195 and, in lieu of any entitlement for a performance bonus for the Company’s fiscal year 2025, the Company issued to Dr. Goldberg 99,429 shares of the Company’s Class B common stock which vested on November 10, 2025. On August 12, 2025, in connection with the separation, Dr. Goldberg also entered into a consulting agreement with the Company providing for annual fees of $100,000 and the accelerated vesting, on November 10, 2025, of all stock options and restricted stock in the Company previously granted to Dr. Goldberg. During the year ended July 31, 2025, the Company recognized $218,195 of severance expense to be paid subsequent to year end and approximately $96,000 of expense related to the shares to be issued related to the general release agreement with Dr. Goldberg which was included in research and development expense. During the year ended July 31, 2026, the Company recognized $250,700 of expense related to the accelerated vesting of outstanding stock options and restricted stock in the Company which is included in research and development expense in the consolidated statements of operations and comprehensive loss.

On July 31, 2025, N. Scott Fine resigned as the Chief Executive Officer of Cyclo Therapeutics. In connection with Fine’s departure, the Company entered into a general release agreement pursuant to which Fine will receive severance in the amount of $852,168, which will be paid to Fine semi-monthly in thirty-six (36) equal installments of $23,671 (less applicable taxes and withholdings). Effective August 1, 2025, Fine was named Vice-Chairman of the Board of Directors of the Company. Fine’s outstanding and unvested equity awards shall continue to vest, in accordance with the terms of the 2021 Equity Incentive Plan and Cyclo Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan through the last day of Mr. Fine’s service as Vice-Chairman of the Company. The Company recognized $852,168 of severance expense during the year ended July 31, 2025 related to the general release agreement with Fine which was included in general and administrative expense. During the year ended July 31, 2026, the Company paid Fine $568,112 of the total severance due.

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

Equity Incentive Plans

In March 2018, the Company established its 2018 Equity Incentive Plan. On January 19, 2022, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2018 Equity Incentive Plan was suspended and replaced by the 2021 Plan and, following January 19, 2022, no new grants are to be awarded under the 2018 Equity Incentive Plan. Existing grants under the 2018 Equity Incentive Plan were not impacted by the adoption of the 2021 Plan. Any of the Company’s employees, directors, consultants and other service providers, and those of the Company’s affiliates, are eligible to participate in the 2021 Plan. In accordance with applicable tax rules, only employees (and the employees of parent or subsidiary corporations) are eligible to be granted incentive stock options. The 2021 Plan authorizes stock options (both incentive stock options or non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units and cash or other stock-based awards. On January 19, 2022, the Company filed a Registration Statement on Form S-8 registering 1,919,025 shares of Class B common stock reserved for issuance under the 2021 Plan. On November 28, 2022, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 696,770, which the stockholders approved on January 23, 2023. On January 9, 2025, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increases the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 750,000, which the stockholders approved on January 13, 2025.

On January 8, 2026, the Company’s Board of Directors approved an amendment to the 2021 Plan that, among other things, increased the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 1,000,000, which the stockholders approved on January 12, 2026. The maximum number of shares of Class B common stock that may be issued under the 2021 Plan is 4,365,795 shares. As of July 31, 2026, there were 408,187 shares still available for issuance under the 2021 Plan.

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2025	1,652,112	$6.65	8.26	$—
Granted	124,558	1.58	9.00	—
Expired	—	—	—	—
Cancelled / Forfeited	—	—	—	—
Outstanding at July 31, 2026	1,776,670	$6.05	7.37	$—
Exercisable at July 31, 2026	1,262,075	$7.70	6.85	$—

At July 31, 2026, there were unrecognized compensation costs related to non-vested stock options granted under the 2021 Plan of $556 thousand, which are expected to be recognized over the next 2.7 years.

The determination of the fair value of options granted during the year ended July 31, 2026 used the following assumptions and key inputs:

Risk-free interest rate	3.74%
Expected term (in years)	5.72
Expected volatility	88%
Expected dividend yield	—%

The weighted average fair value per share of stock options granted for the year ended July 31, 2026 was $1.02.

The determination of the fair value of options granted during the year ended July 31, 2025 used the following assumptions and key inputs:

Risk-free interest rate	4.10%
Expected term (in years)	6.25
Expected volatility	87%
Expected dividend yield	—%

The weighted average fair value per share of stock options granted for the year ended July 31, 2025 was $1.50.

Subsequent to year end, on August 18, 2026, the Company granted stock options to employees and consultants of the Company to purchase an aggregate of 1,925,670 shares of Class B common stock with an exercise price of $1.87 per share. The awards vest based on the achievement of specified regulatory milestones, with 50% vesting upon FDA approval of Trappsol® Cyclo™ and issuance of a Priority Review Voucher (PRV), 25% vesting on the first anniversary of FDA approval, and the remaining 25% vesting on the second anniversary of FDA approval, subject to the recipient’s continued service. If FDA approval is not obtained by August 12, 2027, the awards will be forfeited and rendered null and void. The awards are subject to stockholder approval of an amendment to the Company’s 2021 Plan to increase the shares available for issuance.

Rafael Medical Devices Stock Options

In connection with the conversion of Rafael Medical Devices from a Delaware corporation to a Delaware limited liability company, Rafael Medical Devices adopted the Rafael Medical Devices, LLC 2023 Equity Incentive Plan (the “RMD 2023 Plan”) in August 2023. The RMD 2023 Plan allows for issuance of up to 46,125 Class A Units of Rafael Medical Devices. There were 10,372 Units available for issuance under the RMD 2023 Plan as of July 31, 2026.

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

A summary of option activity for Rafael Medical Devices, LLC is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2025	29,253	$10.00	8.01	$—
Granted	6,500	10.00	8.50	—
Outstanding at July 31, 2026	35,753	$10.00	7.28	$—
Exercisable at July 31, 2026	31,161	$10.00	7.30	$—

At July 31, 2026, the total unrecognized compensation related to stock option awards granted under the RMD 2023 Plan was $31 thousand, which the Company expects to recognize over a weighted average period of approximately 1.0 years.

The determination of the fair value of options granted during the year ended July 31, 2026 used the following assumptions and key inputs:

Risk-free interest rate	3.70 - 3.80%
Expected term (in years)	4.46 - 5.37
Expected volatility	108 - 114%
Expected dividend yield	—%

The weighted average fair value per share of stock options granted for the year ended July 31, 2026 was $7.91.

Cornerstone Stock Options

Cornerstone has outstanding stock options and non-qualified options to purchase Cornerstone’s common stock which were granted under Cornerstone’s 2009 and 2018 Stock Incentive Plans (the “Cornerstone Plans”), as well as additional options issued during a prior capital raise.

At July 31, 2026, there were 1,004,341 options outstanding granted under the Cornerstone Plans that are vested with a weighted average exercise price of $24.17 per share and a weighted average remaining contractual term of 3.0 years. The fair value of outstanding options granted under the Cornerstone Plans assumed during the Cornerstone Acquisition were determined to be de minimis.

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

The following table presents the number of common stock warrants outstanding:

Replacement Warrants issued as part of the Cyclo Merger on March 25, 2025	1,087,100
Expired	(441,909)
Warrants outstanding, July 31, 2026	645,191

The following table presents the number of common stock warrants outstanding, their exercise price and expiration dates as of July 31, 2026 (the names below refer to the related Cyclo transaction prior to the Merger):

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

On June 15, 2026, the Company issued 142,857 shares of Class B restricted stock to Howard S. Jonas.

On July 29, 2026, the Company issued 54,945 shares of Class B restricted stock to Howard S. Jonas.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2025	416,720	$2.99
Granted	671,431	1.50
Vested	(507,850)	1.69
Non-vested shares at July 31, 2026	580,301	$1.68

At July 31, 2026, there was $817 thousand of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 3.5 years.

A summary of the stock-based compensation expense for the Company’s equity incentive plans is presented below (in thousands):

	Year Ended July 31,
	2026	2025
General and administrative	$821	$1,962
Research and development	567	166
Forfeiture of RSUs within research and development	—	(5)
Total stock-based compensation expense	$1,388	$2,123

NOTE 20 – LEASES

The Company is the lessor of the Israeli property which is leased to tenants under net operating leases expiring in 2027. Lease income included on the consolidated statements of operations and comprehensive loss was $355 thousand and $309 thousand for the years ended July 31, 2026 and 2025, respectively. During the years ended July 31, 2026 and 2025, no real estate property taxes were included in rental income.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of July 31, 2026, under non-cancellable operating leases are as follows (in thousands):

Fiscal Years Ending July 31,	Total
(in thousands)
2027	$188
2028	31
Total Minimum Future Rental Income	$219

NOTE 21 - EMPLOYEE RETENTION CREDITS

During the year ended July 31, 2025, the Company recorded refunds as a result of Employee Retention Credits (“ERCs”), which are refundable tax credits against certain federal employment taxes initially made available under the Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act). In accordance with the Company’s accounting policy, the ERC amounts have been recognized in other income, net as the Company determined that all relevant criteria for recognition had been met. The ERC represents a one-time benefit and does not constitute recurring operational income.

During the year ended July 31, 2025, the Company recognized $236 thousand of ERC within other income and $36 thousand of related interest income in the consolidated statements of operations. As of July 31, 2025, the Company recorded $272 thousand of ERC as other receivables on the consolidated balance sheet. In addition, $933 thousand of ERC was acquired in the Cyclo Merger and is included in other receivables as of July 31, 2025. During the year ended July 31, 2026, the Company recognized an additional $75 thousand of ERC as other income, net in the consolidated statements of operations and comprehensive loss. All ERC and related accrued interest were collected in full during the year ended July 31, 2026.

NOTE 22 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the consolidated financial statements were issued.

On October 15, 2026, Barer entered into a securities purchase agreement with CBX Therapeutics Ltd. (“CBX”), pursuant to which CBX issued 42,399 ordinary shares to Barer for aggregate gross proceeds of $225,000. In connection with the investment, CBX granted Barer certain governance and investor rights, including the right to appoint one member of the Board of Directors and certain preemptive and consent rights.

On September 30, 2026, the Company announced topline results from its Phase 3 TransportNPC™ study of Trappsol® Cyclo™, which did not meet its primary endpoint in the overall study population.

On October 28, 2026, Cyclo submitted a New Drug Application to FDA seeking approval of Trappsol® Cyclo™ (remibetadex) for the treatment of the neurovisceral manifestations of Niemann-Pick Disease Type C in adult and pediatric patients from birth.